Form 10-Q
period 1996-03-31
METATOOLS INC
filed 1996-05-15
CIK 919794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  (Mark One)

  [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
       For the quarterly period ended March 31, 1996 or

  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
       For the transition period from ___________ to ___________.

                         Commission file number 0-27168

                                METATOOLS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                     95-4102687
       (State of incorporation)  (I.R.S. Employer Identification Number)

                  6303 Carpinteria Ave, Carpinteria, CA 93013
                    (Address of principal executive offices)

                                 (805) 566-6200
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such
  filing requirements for the past 90 days.   Yes  [X]        No  [ ]

  As of May 9, 1996, there were outstanding 11,773,626 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant.

                                METATOOLS, INC.

                                   FORM 10-Q

                               Table of Contents


                                                                             Page
                                                                             ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)...............................    3

              Balance sheets - March 31, 1996 and December 31, 1995
              Statements of operations - Three months ended March 31,
                 1996 and 1995
              Statements of cash flows - Three months ended March 31,
                 1996 and 1995
              Notes to financial statements

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................    8

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.............................   14

SIGNATURES    .............................................................   16

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                METATOOLS, INC.

                                BALANCE SHEETS

                                  (Unaudited)

                                                      March 31,     December 31,
                                                        1996            1995
                                                    ----------------------------
ASSETS
Current assets:
    Cash and cash equivalents...................... $46,533,000     $46,885,000
    Accounts receivable, net.......................   3,728,000       2,775,000
    Inventories....................................     839,000         912,000
    Prepaid expenses...............................     925,000         890,000
                                                     --------------------------
        Total current assets.......................  52,025,000      51,462,000

    Property and equipment, net....................   1,756,000       1,577,000
    Other assets...................................     536,000         496,000
                                                    ---------------------------
        Total assets............................... $54,317,000     $53,535,000
                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................. $ 1,597,000     $ 1,795,000
  Accrued expenses.................................     808,000         964,000
  Income taxes payable.............................     272,000               -
  Royalties payable................................     482,000         588,000
                                                    ---------------------------
        Total current liabilities..................   3,159,000       3,347,000


Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized - no shares issued and
    outstanding at March 31, 1996 and December
    31, 1995, respectively.........................           -               -
  Common stock, $.001 par value; 30,000,000 shares
    authorized - 11,716,960 and 11,597,908
    shares issued and outstanding at March 31,
    1996 and December 31, 1995, respectively.......      12,000          12,000
  Paid-in capital..................................  54,675,000      54,429,000
  Accumulated deficit..............................  (3,529,000)     (4,253,000)
                                                    ---------------------------
        Total stockholders' equity.................  51,158,000      50,188,000
                                                    ---------------------------
        Total liabilities and stockholders' equity. $54,317,000     $53,535,000
                                                    ===========================

The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1996            1995
                                                  ----------------------------
Net revenues...................................... $ 5,503,000     $3,420,000
Cost of revenues..................................   1,103,000      1,355,000
                                                   --------------------------
Gross profit......................................   4,400,000      2,065,000

Operating expenses:
  Sales and marketing.............................   2,625,000      1,786,000
  General and administrative......................     602,000        408,000
  Research and development........................     738,000        309,000
                                                    -------------------------
Total operating expenses..........................   3,965,000      2,503,000
                                                    -------------------------

Income (loss) from operations.....................     435,000       (438,000)

Other income (expense):
  Interest and investment income, net.............     611,000         15,000
  Other income (expense), net.....................       3,000         (7,000)
                                                    -------------------------
Income (loss) before provision for income taxes...   1,049,000       (430,000)

Provision for income taxes........................     325,000              -
                                                    --------------------------
Net income (loss)................................. $   724,000     $ (430,000)
                                                   ==========================

Net income (loss)................................. $   724,000     $ (430,000)
Amortization of costs related to the
 issuance of mandatory redeemable
 Series B convertible preferred stock.............           -        (30,000)
Preferred stock dividend requirement..............           -        (42,000)
                                                   --------------------------
Net income (loss) applicable to
  common stockholders............................. $   724,000     $ (502,000)
                                                   ==========================

Net income (loss) per common share................ $       .06     $     (.09)
                                                   ==========================

Weighted average number of shares outstanding.....  13,054,000      5,606,000
                                                   ==========================

The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                           STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         1996            1995
                                                                     ----------------------------
Cash flows from operating activities:
 Net income (loss)................................................   $    724,000      $ (430,000)
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization.................................        161,000          50,000
    Provision for losses on receivables and returns...............        357,000         237,000
    Provision for losses on inventory.............................         36,000         398,000
    Changes in operating assets and liabilities:
    Accounts receivable...........................................     (1,310,000)       (606,000)
    Inventories...................................................         37,000        (776,000)
    Prepaid expenses and other assets.............................        (47,000)       (113,000)
    Accounts payable and accrued expenses.........................       (354,000)        292,000
    Income taxes payable..........................................        325,000               -
    Royalties payable.............................................       (106,000)        229,000
                                                                     ----------------------------
      Net cash used in operating activities.......................       (177,000)       (719,000)

Cash flows from investing activities:
 Purchase of property and equipment...............................       (313,000)       (232,000)
 Purchase of software technology and product rights...............        (55,000)              -
                                                                     ----------------------------
      Net cash used in investing activities.......................       (368,000)       (232,000)

Cash flows from financing activities:
 Increase in notes receivable from stockholders...................              -         (49,000)
 Proceeds from issuance of note payable to stockholder............              -           8,000
 Proceeds from exercise of stock warrants and options.............        193,000               -
                                                                     ----------------------------
      Net cash provided by (used in) financing activities.........        193,000         (41,000)
                                                                     ----------------------------
Net increase in cash and cash equivalents.........................       (352,000)       (992,000)
Cash and cash equivalents at beginning of period..................     46,885,000       3,017,000
                                                                     ----------------------------
Cash and cash equivalents at end of period........................   $ 46,533,000      $2,025,000
                                                                     ============================

The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The results of operations for the period ended March 31, 1996 are not necessarily indicative of results to be expected for the year ended December 31, 1996. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price.

2. INVENTORIES

Inventories consist of the following:

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1996            1995
                                           ----------------------------
Finished goods..........................    $   473,000    $   488,000
Materials and supplies..................        366,000        424,000
                                            --------------------------
                                            $   839,000    $   912,000
                                            ==========================

                                METATOOLS, INC.

2. INCOME TAXES

The provision for income taxes consists of the following:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1996            1995
                                                  ----------------------------
Federal.........................................    $     224,000   $       -
State...........................................          101,000           -
                                                    -------------------------
                                                    $     325,000   $       -
                                                    =========================

The provision for income taxes for the three months ended March 31, 1996 is based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of net operating loss and tax credit carryforwards. As a result of net operating losses, the Company did not record any provision for income taxes for the three months ended March 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, its Annual Report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

The Company derives a substantial majority of its revenues from a limited number of products. The Company's future revenues are substantially dependent upon the continued market acceptance of Kai's Power Tools, Bryce, Convolver, Vector Effects, KPT PowerPhotos and Final Effects. In this regard, revenue from the sale of Kai's Power Tools was 35% and 29% of net revenues for the three month periods ended March 31, 1996 and 1995, respectively. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

The Company develops its products either internally or through co-development arrangements with third parties. These co-development arrangements generally provide the Company with certain exclusive proprietary, copyright or marketing rights for developed products in exchange for the payment of one-time and/or ongoing royalties. The Company expects to continue fostering arrangements with external developers as part of its strategy of expanding its product portfolio. The Company includes such royalty expenses in cost of revenues as such royalties are earned. The Company believes that co-development arrangements represent an important component of the Company's research and development investment. There can be no assurance, however, that the Company will be able to continue to supplement its product development efforts in the future through such relationships on favorable terms or at all. If the Company were unable to maintain its existing co-development arrangements or to attract new co-development partners, the Company would, at a minimum, have to increase its research and development expenditures, which could have a material adverse effect on the Company's business, operating results and financial condition.

The Company sells its products primarily to domestic and international distributors, including mail order resellers and, to a lesser extent, retail outlets. The Company also sells its products to OEMs for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors.

Since 1992, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with fluctuations in net revenues have contributed to the Company's annual losses and quarterly losses through June 30, 1995, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                              1996            1995
                                                         -----------------------------
Net revenues............................................         100.0%          100.0%
Cost of revenues........................................          20.0            39.6
                                                         -----------------------------
   Gross margin.........................................          80.0            60.4

Operating expenses:
 Sales and marketing....................................          47.8            52.2
 General and administrative.............................          10.9            12.0
 Research and development...............................          13.4             9.0
                                                         -----------------------------
   Total operating expenses.............................          72.1            73.2
                                                         -----------------------------

Income (loss) from operations...........................           7.9           (12.8)
Other income, net.......................................          11.2              .2
                                                         -----------------------------

Net income (loss) before provision for income taxes.....          19.1           (12.6)
Provision for income taxes..............................           5.9               -
                                                         -----------------------------
Net income (loss).......................................          13.2%          (12.6)%
                                                         =============================

Net Revenues

The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased 61% from $3.4 million for the three months ended March 31, 1995 to $5.5 million for the three months ended March 31, 1996. Net revenues increased as a result of the Company's release of new products and new versions of its existing products along with increased expansion of sales through its domestic distribution channels. In particular, since the first quarter of 1995, the Company has released KPT PowerPhotos Series II, III and IV, Vector Effects, Final Effects, Cool Effects, Kai's Power Tools 3 and Bryce 2. International sales decreased from 28% of net revenues for the three months ended March 31, 1995 to 18% of net revenues for the three months ended March 31, 1996. Growth in the European markets was offset by the Company's transition to a new publisher and distributor, Marubeni Corporation in Japan, which required repackaging and sales training, delaying shipments in the first quarter of 1996.

The Company offers two principal product types consisting of plug-in extensions (including Kai's Power Tools, Convolver, Vector Effects and Final Effects) and stand-alone applications and application platforms (principally consisting of Bryce and KPT PowerPhotos). The following table reflects the net revenue contribution by each product family for the fiscal periods presented:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          1995         1994
                                                    ----------------------------

Plug-in extensions.................................... $2,653,000     $1,649,000
Stand-alone applications and application platforms....  2,850,000      1,771,000
                                                       -------------------------
   Total.............................................. $5,503,000     $3,420,000
                                                       =========================

The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual returns history. Such reserves as a percentage of net revenues have varied significantly over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the setting of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties paid to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues decreased from $1.4 million, or 40% of net revenues, for the three months ended March 31, 1995 to $1.1 million, or 20% of net revenues, for the three months ended March 31, 1996. Cost of revenues as a percentage of net revenues decreased as a result of a changing mix of product sales toward lower royalty products and improved management of production and inventory levels. Royalties represented 4% and 14% of net revenues for the three months ended March 31, 1996 and 1995, respectively.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $1.8 million to $2.6 million, but decreased as a percentage of net sales from 52% to 48%, for the three months ended March 31, 1995 and 1996, respectively. Such increase was a result of the continued efforts to expand sales and marketing activities and distribution channels. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $408,000 to $602,000 million, but decreased as a percentage of net sales from 12% to 11%, for the three months ended March 31, 1995 and 1996, respectively. The Company continued to expand its internal staffing to support its growth during the first quarter of 1996. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company, but may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. To date, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

Research and development expenses increased from $309,000, or 9% of net revenues, for the three months ended March 31, 1995 to $738,000, or 13% of net revenues, for the three months ended March 31, 1996 as a result of the Company's focus on expanding its product portfolio, enhancing its products and migrating its existing products to multiple operating systems, which required the hiring of additional personnel. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

Provisions for Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes for the three months ended March 31, 1996 is based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of net operating loss and tax credit carryforwards. As a result of net operating losses, the Company did not record any provision for income taxes for the three months ended March 31, 1995.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Limited Operating History; History of Losses; Variability of Operating Results

The Company was incorporated in March 1987 and did not introduce its first internally developed product until January 1993. The Company experienced losses in each quarter of 1994 and the first two quarters of 1995, and the Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company's future revenue and operating results will not also vary substantially. The Company's revenues are relatively difficult to forecast due to a number of variable factors, including the timing of the introduction of new products by the Company and its competitors, seasonality of customer purchases, other general economic conditions, and the Company's ability to capture sufficient interest and commitment by distributors to market the Company's products or product enhancements. The Company's operating results also vary significantly depending on changes in pricing, changes in customer budgets and the volume and timing of orders received and shipments made during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company's software generally is shipped as orders are received. Consequently, the Company typically operates with little or no backlog. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the fourth calendar quarter as a result of the year-end holiday buying season. A disproportionate percentage of the Company's quarterly revenues is typically generated in the last month of the quarter principally due to customer buying patterns. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Evolving Markets for Computer Graphic Imaging and Internet/Online Design Tools; Rapid Technological Change

Since the markets for computer graphic imaging and Internet/online design tools are still emerging, there can be no assurance that the markets for the Company's existing products will grow, that digital graphic and Internet/online content developers will adopt the Company's products, that sufficient distribution resources will be available to market the Company's products in a timely manner or that such products will be successful in achieving market acceptance. Additionally, since the computer graphic imaging and Internet/online design tool markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and price declines, the Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations, to adapt to new operating systems, hardware platforms and emerging industry standards, and to provide additional functionality to the Company's existing products.

Limited Product Lines; Risk of Product Delays

The Company's growth will be dependent upon the introduction of new products and new versions of existing products. There can be no assurance that any such new products or versions will achieve market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future.

Dependence on Third Parties

Certain of the Company's products operate as plug-in extensions and enhancements for specific print, animation, video and multimedia application platforms. Market acceptance of the Company's plug-in products is dependent upon market acceptance of these third-party application platforms, as well as the willingness of the manufacturers of such platforms to permit their platforms to be extended and enhanced by plug-in products such as those of the Company.

Distribution Risks

The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers, and direct marketers. Accordingly, the Company is dependent on the continued viability and financial stability of these third parties, including certain of the traditional software distributors who have recently experienced significant margin pressure.

Competition

The Company faces competition from a number of sources, including other vendors of personal computer graphic imaging and Internet/online design application platforms and tools, other personal computer software industry participants and companies that offer graphic and Internet/online design solutions that are not personal computer based. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business, operating results and financial condition would be materially affected.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company satisfied its cash requirements principally through the private sale of its securities, borrowings from stockholders and bank borrowings. In December 1995, the Company raised $45.2 million, net of offering costs, in connection with an initial public offering of its common stock.

The Company has a $3.0 million revolving line of credit with a bank which expires during December 1996 and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of March 31, 1996, the Company had no outstanding borrowings under the line of credit.

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses and working capital requirements resulting from the growth of the Company. Non-cash assets have increased significantly, particularly accounts receivable, inventories and property and equipment. Net cash used in operating activities and investing activities of the Company totaled $545,000 and $951,000 for the three months ended

March 31, 1996 and 1995, respectively. The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow.

The Company believes that its current cash balances and any cash provided by future operations will be sufficient to meet its cash requirements through at least the next twelve months.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
       Number                    Exhibit Title
       -------                   -------------

        2.1 Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (1)
        3.1 Amended and Restated Articles of Incorporation of California predecessor of Registrant (1)
        3.2   Certificate of Incorporation of Registrant (1)
        3.3   Amended and Restated Certificate of Incorporation of
              Registrant (3)
        3.4   Restated Certificate of Incorporation of Registrant (3)
        3.5   Bylaws of California predecessor of Registrant, as amended (1)
        3.6   Bylaws of Registrant, as amended (3)
        4.1   Specimen of Common Stock Certificate of Registrant (3)
       10.1   Indemnification Agreement for Executive Officers and Directors (1)
       10.2   Investors' Rights Agreement, as amended (1)
       10.3   1992 Incentive Stock Plan (1)
       10.4 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (1)
       10.5   1995 Stock Plan (2)
       10.6   1995 Employee Stock Purchase Plan (2)
       10.7   1995 Director Option Plan (2)
       10.8 Employment Agreement between the Registrant and John J. Wilczak dated April 15, 1992, as amended (1)
       10.9   Employment Agreement between the
              Registrant and Kai Krause dated January 26, 1994 (1)
      10.10 Employment Agreement between the Registrant and Terance A. Kinninger dated June 27, 1995 (1)
      10.11 Employment Agreement between the Registrant and James Mervis dated April 3, 1995 (1)
      10.13 Secured Promissory Note between the Registrant and Kai Krause dated November 28, 1994 (1)
      10.14 Secured Promissory Note between the Registrant and Kai Krause dated November 28, 1994 (1)
      10.15 Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 1994, as amended on December 15, 1995 (3)
      10.16* Distribution Agreement between the Registrant and Ingram Micro Inc. dated October 19, 1992, as amended (1)

      10.17*  Distribution Agreement between the Registrant and Merisel
              Distributing (formerly, Softsel Computer Products, Inc.) dated
              March 12, 1990, as amended (1)
      10.18   Sublease Agreement between Digital Sound Corporation and
              Registrant dated as of June 8, 1994 (1)
      10.19   Form of Employee Invention, Copyright, and Secrecy Agreement (1)
      10.20   Employment Agreement between the Registrant and Fred Brown dated
              November 13, 1995 (1)
      10.21*  Software Licensing Agreement between the Registrant and Marubeni
              Corporation dated as of January 31, 1996 (3)
      11.1    Statement Regarding Computations of Earnings per Share
      27      Financial Data Schedule
______________

* Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed December 11, 1995, as amended (File No. 33-98628LA).
(2) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on or about April 1, 1996.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the first quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 METATOOLS, INC.
                                 (Registrant)



Date:  May 13, 1996              /s/TERANCE A. KINNINGER
                                 -----------------------
                                 Terance A. Kinninger
                                 Vice President and
                                 Chief Financial Officer