Form 10-Q
period 1996-06-30
METATOOLS INC
filed 1996-08-14
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended June 30, 1996 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]    No  [ ]

As of August 8, 1996, there were outstanding 11,827,762 shares of the registrants Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant.

                                METATOOLS, INC.

                                   FORM 10-Q

                               Table of Contents

                                                                       Page
                                                                       ----
PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements (Unaudited)..........................   3

            Balance sheets - June 30, 1996 and December 31, 1995
            Statements of operations - Three and six months ended
             June 30, 1996 and 1995
            Statements of cash flows - Six months ended June 30, 1996
             and 1995
            Notes to financial statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   8


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..........................  15

SIGNATURES............................................................  17

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                METATOOLS, INC.

                                BALANCE SHEETS

                                  (Unaudited)

                                                        June 30,   December 31,
                                                          1996         1995
                                                      -------------------------
ASSETS
Current assets:
  Cash and cash equivalents.......................     $14,296,000  $46,885,000
  Short-term investments..........................      31,540,000            -
  Accounts receivable, net........................       6,135,000    2,775,000
  Inventories.....................................         437,000      912,000
  Prepaid expenses and other current assets.......       1,334,000      890,000
                                                       ------------------------
         Total current assets.....................      53,742,000   51,462,000

Property and equipment, net.......................       1,791,000    1,577,000
Other assets......................................         629,000      496,000
                                                       ------------------------
         Total assets.............................     $56,162,000  $53,535,000
                                                       ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................     $ 1,743,000  $ 1,795,000
  Accrued expenses................................       1,160,000      964,000
  Income taxes payable............................         421,000            -
  Royalties payable...............................         352,000      588,000
                                                       ------------------------
         Total current liabilities................       3,676,000    3,347,000

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000
    shares authorized - no shares issued and
    outstanding at June 30, 1996 and December 31,
    1995, respectively............................               -            -
  Common stock, $.001 par value; 30,000,000 shares
    authorized - 11,815,721 and 11,597,908 shares
    issued and outstanding at June 30, 1996 and
    December 31, 1995, respectively...............          12,000       12,000
  Paid-in capital.................................      55,001,000   54,429,000
  Accumulated deficit.............................      (2,527,000)  (4,253,000)
                                                       ------------------------
         Total stockholders' equity...............      52,486,000   50,188,000
                                                       ------------------------
         Total liabilities and stockholders'
           equity                                      $56,162,000  $53,535,000
                                                       ========================

The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                           STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                         Three Months Ended June 30,    Six Months Ended June 30,
                                         --------------------------    ----------------------------
                                             1996          1995            1996          1995
                                         --------------------------    ----------------------------
Net revenues...........................  $ 6,371,000     $3,971,000    $11,874,000      $ 7,391,000
Cost of revenues.......................    1,117,000      1,322,000      2,220,000        2,677,000
                                         --------------------------    ----------------------------
Gross profit...........................    5,254,000      2,649,000      9,654,000        4,714,000

Operating expenses:
  Sales and marketing..................    2,856,000      2,252,000      5,481,000        4,038,000
  General and administrative...........      734,000        496,000      1,336,000          904,000
  Research and development.............      814,000        332,000      1,552,000          641,000
                                         --------------------------    ----------------------------
Total operating expenses...............    4,404,000      3,080,000      8,369,000        5,583,000
                                         --------------------------    ----------------------------
Income (loss) from operations..........      850,000       (431,000)     1,285,000         (869,000)

Other income (expense):
  Interest and investment income
   (expense), net .....................      594,000        (11,000)     1,205,000            4,000
  Other income (expense), net..........      (15,000)         6,000        (12,000)          (1,000)
                                         --------------------------    ----------------------------
Income (loss) before provision for
 income taxes..........................    1,429,000       (436,000)     2,478,000         (866,000)
Provision for income taxes.............      427,000              -        752,000                -
                                         --------------------------    ----------------------------
Net income (loss)......................  $ 1,002,000     $ (436,000)   $ 1,726,000      $  (866,000)
                                         ==========================    ============================

Net income (loss)......................  $ 1,002,000     $ (436,000)   $ 1,726,000      $  (866,000)
Amortization of costs related to the
 issuance of mandatory redeemable
 Series B convertible preferred stock..            -        (30,000)             -          (60,000)
Preferred stock dividend requirement...            -        (42,000)             -          (84,000)
                                         --------------------------    ----------------------------
Net income (loss) applicable to
 common stockholders...................  $ 1,002,000     $ (508,000)   $ 1,726,000      $(1,010,000)
                                         ==========================    ============================

Net income (loss) per common share.....  $       .08     $     (.09)   $       .13      $      (.18)
                                         ==========================    ============================
Weighted average number of shares
 outstanding...........................   13,114,000      5,643,000     13,040,000        5,624,000
                                         ==========================    ============================


The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                            STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                --------------------------------
                                                    1996                1995
                                                --------------------------------
Cash flows from operating activities:
  Net income (loss)...........................   $  1,726,000       $  (866,000)
  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
     Depreciation and amortization............        326,000           114,000
     Provision for losses on receivables
      and returns.............................        935,000         1,124,000
     Provision for losses on inventory........         39,000           593,000
     Changes in operating assets and
      liabilities:
       Accounts receivable....................     (4,295,000)       (1,489,000)
       Inventories............................        436,000        (1,075,000)
       Prepaid expenses and other assets......       (559,000)         (327,000)
       Accounts payable and accrued expenses..        144,000           182,000
       Income taxes payable...................        674,000                 -
       Royalties payable......................       (236,000)           36,000
                                                 -------------------------------
        Net cash used in operating activities        (810,000)       (1,708,000)

Cash flows from investing activities:
  Purchases of short-term investments.........    (31,540,000)                -
  Purchase of property and equipment..........       (483,000)         (496,000)
  Purchase of software technology and
   product rights.............................        (75,000)                -
                                                 -------------------------------
        Net cash used in investing activities     (32,098,000)         (496,000)

Cash flows from financing activities:
  Increase in notes receivable from
   stockholders...............................              -           (49,000)
  Proceeds from issuance of note payable to
   stockholder................................              -             8,000
  Repayment of notes payable to stockholders..              -            (8,000)
  Proceeds from borrowings against notes
   payable to bank............................              -           402,000
  Proceeds from exercise of stock warrants
   and options................................        319,000            54,000
                                                 -------------------------------
        Net cash provided by financing
        activities............................        319,000           407,000
                                                 -------------------------------

Net increase in cash and cash equivalents.....    (32,589,000)       (1,797,000)
Cash and cash equivalents at beginning
 of period....................................     46,885,000         3,017,000
                                                 -------------------------------
Cash and cash equivalents at end of period....   $ 14,296,000       $ 1,220,000
                                                 ===============================

The accompanying notes are an integral part of these Financial Statements.

                                METATOOLS, INC.

                         NOTES TO FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for the year ended December 31, 1996. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company considers its investment portfolio available for sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. The amortized cost of securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends, and declines in value judged to be other than temporary are included in investment income. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at June 30, 1996. The cost of securities sold is based on the specific identification method.

The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments which are subject to the risk of market interest rate fluctuations, and all the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

                                METATOOLS, INC.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price .

2. INVENTORIES

Inventories consist of the following:

                                              June 30,    December 31,
                                                1996          1995
                                           ---------------------------

   Finished goods........................      $405,000    $488,000
   Materials and supplies................        32,000     424,000
                                           ---------------------------
                                               $437,000    $912,000
                                           ===========================

3. INCOME TAXES

The provision for income taxes consists of the following:

                         Three Months Ended       Six Months Ended
                               June 30,               June 30,
                        --------------------     ------------------
                           1996       1995         1996       1995
                        --------------------     ------------------
   Federal............   $294,000     $  -       $518,000     $  -
   State..............    133,000        -        234,000        -
                        --------------------     ------------------
                         $427,000     $  -       $752,000     $  -
                        ====================     ==================

The provision for income taxes for the three and six months ended June 30, 1996 is based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of net operating loss and tax credit carryforwards. As a result of net operating losses, the Company did not record any provision for income taxes for the three and six months ended June 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Companys SEC reports, including without limitation, its Annual Report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

The Company derives a substantial majority of its revenues from a limited number of products. The Company's future revenues are substantially dependent upon the continued market acceptance of Kai's Power Tools, Bryce, Convolver, Vector Effects, KPT PowerPhotos, Final Effects, and a product released in the second quarter of 1996, Kai's Power Goo. In this regard, revenue from the sale of Kai's Power Tools was 28% and 26% of net revenues for the three months ended June 30, 1996 and 1995, respectively. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

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

The Company sells its products primarily to domestic and international distributors, including mail order resellers and, to a lesser extent, retail outlets. The Company also sells its products to OEMs for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Companys purchases of display space at retail outlets and other factors.

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

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                          Three Months Ended     Six Months Ended
                                               June 30,              June 30,
                                         --------------------  ------------------
                                          1996       1995        1996      1995
                                         --------------------  ------------------
Net revenues..........................    100.0%     100.0 %    100.0%    100.0 %
Cost of revenues......................     17.5       33.3       18.7      36.2
                                         -------------------   ------------------
     Gross margin.....................     82.5       66.7       81.3      63.8

Operating expenses:
  Sales and marketing.................     44.8       56.7       46.1      54.6
  General and administrative..........     11.5       12.5       11.3      12.2
  Research and development............     12.8        8.4       13.1       8.7
                                         -------------------   ------------------
     Total operating expenses.........     69.1       77.6       70.5      75.5
                                         -------------------   ------------------

Income (loss) from operations.........     13.4      (10.9)      10.8     (11.7)
Other income (expense), net...........      9.0       (0.1)      10.0       0.0
                                         -------------------   ------------------

Net income (loss) before provision for     22.4      (11.0)      20.8     (11.7)
 income taxes.........................
Provision for income taxes............      6.7        0.0        6.3       0.0
                                         -------------------   ------------------

Net income (loss).....................     15.7%     (11.0)%     14.5%    (11.7)%
                                         ===================   ==================

Net Revenues

The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased 60% from $4.0 million for the three months ended June 30, 1995 to $6.4 million for the three months ended June 30, 1996. Net revenues increased as a result of the Company's release of new products and new versions of its existing products along with increased expansion of sales through its domestic and international distribution channels. In particular, since the second quarter of 1995, the Company has released KPT PowerPhotos Series II, III and IV, Final Effects, Final Effects

AP, Kai's Power Tools 3, Bryce 2 and Kai's Power Goo. International sales increased from 20% of net revenues for the three months ended June 30, 1995 to 28% of net revenues for the three months ended June 30, 1996.

Net revenues increased 61% from $7.4 million for the six months ended June 30, 1995 to $11.9 million for the six months ended June 30, 1996. The increase in net revenues was the result of the development and release of new products, the enhancement and release of new versions of the Company's existing products, and significant increases in the Company's distribution channels and marketing activities.

The Company offers two principal product types consisting of plug-in extensions (including Kai's Power Tools, Convolver, Vector Effects and Final Effects) and stand-alone applications and application platforms (principally consisting of Bryce and KPT PowerPhotos, and a new product released in the second quarter of 1996, Kai's Power Goo). The following table reflects the net revenue contribution by each product family for the fiscal periods presented:


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                          --------------------------    -------------------------
                                              1996          1995           1996          1995
                                          --------------------------    -------------------------

Plug-in extensions......................    $2,965,000    $2,485,000    $ 5,618,000    $4,134,000
Stand-alone applications and
 application platforms..................     3,406,000     1,486,000      6,256,000     3,257,000
                                          --------------------------    -------------------------
 Total..................................    $6,371,000    $3,971,000    $11,874,000    $7,391,000
                                          ==========================    =========================

The Company has migrated most of its existing products to run on Windows-based computers as well as Macintosh, and recently it has begun bundling both Windows and Macintosh versions on the same CD to minimize production and distribution costs. For the second quarter of 1996, cross platform and Windows products represented 58% of net revenues, compared with 22% for the second quarter of 1995. Cross platform and Windows products represented 50% and 23% of net revenues for the six months ended June 30, 1996 and 1995, respectively.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties paid to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues decreased from $1.3 million, or 33% of net revenues, for the three months ended June

30, 1995 to $1.1 million, or 18% of net revenues, for the three months ended June 30, 1996. Cost of revenues as a percentage of net revenues decreased as a result of a changing mix of product sales toward lower royalty products, improved management of production and inventory levels, and higher OEM licensing sales. Royalties represented 2% and 12% of net revenues for the three months ended June 30, 1996 and 1995, respectively.

Cost of revenues decreased from $2.7 million to $2.2 million, or from 36% to 19% of net revenues, for the six months ended June 30, 1995 and 1996, respectively. The decrease in cost of revenues as a percentage of net revenues resulted from increased sales of lower royalty products, improved production and inventory management, and increased OEM licensing sales. Royalties represented 3% and 13% of net revenues for the six months ended June 30, 1996 and 1995, respectively.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, tradeshows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $2.3 million to $2.9 million, but decreased as a percentage of net revenues from 57% to 45%, for the three months ended June 30, 1995 and 1996, respectively. Such increase was a result of the continued efforts to expand sales and marketing activities and distribution channels. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

Sales and marketing expenses increased from $4.0 million to $5.5 million for the six months ended June 30, 1996 and 1995, respectively, but decreased as a percentage of net revenues from 55% to 46%. The increase reflected the Company's efforts to expand its sales and marketing presence and distribution channels through the hiring of additional personnel and increased advertising, mail campaigns, and tradeshow expenditures.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $496,000 to $734,000 for the three months ended June 30, 1995 and 1996, respectively, but remained consistent as a percentage of net revenues at 12%. The increase in general and administrative expenses resulted from additional provisions for doubtful accounts commensurate with the increase in revenues and accounts receivable, and to increased incentive compensation. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company, but may vary as a percentage of net revenues.

General and administrative expenses increased from $904,000 to $1.3 million, but decreased as a percentage of net revenues from 12% to 11%, for the six months ended June 30, 1995 and 1996, respectively. The increase in general and administrative expenses reflects increased headcount and associated personnel costs related to the expansion of the Company's executive, accounting, finance, and administration staffing required to support the Company's growth. The decrease in general and administrative expenses as a percentage of net revenues is the result of the leverage of a larger business.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees the amortization of purchased technology, and required equipment and facilities costs related to the Company's product development efforts. To date, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

Research and development expenses increased from $332,000, or 8% of net revenues, for the three months ended June 30, 1995 to $814,000, or 13% of net revenues, for the three months ended June 30, 1996 as a result of the Company's focus on expanding its product portfolio, enhancing its products and migrating its existing products to multiple operating systems, which required the hiring of additional personnel. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

Research and development expenses increased from $641,000 to $1.6 million, or from 9% to 13% of net revenues, for the six months ended June 30, 1995 and 1996, respectively. The increase in research and development expenses results from the development and release of new products and the enhancement and release of new versions of the Company's existing products, which required the hiring of additional personnel.

Provisions for Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes for the three and six months ended June 30, 1996 are based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of net operating loss and tax credit carryforwards. As a result of net operating losses, the Company did not record any provision for income taxes for the three and six months ended June 30, 1995.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Limited Operating History; History of Losses; Variability of Operating Results

The Company was incorporated in March 1987 and did not introduce its first internally developed product until January 1993. The Company experienced losses in each quarter of 1994 and the first two quarters of 1995, and the Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company's future revenue and operating results will not also vary substantially. The Company's revenues are relatively difficult to forecast due to a number of variable factors, including the timing of the introduction of new products by the Company and its competitors, seasonality of customer purchases, other general economic conditions, and the Company's ability to capture sufficient interest and commitment by distributors to market the Company's products or product enhancements. The Company's operating results also vary significantly depending on changes in pricing, changes in customer budgets and the volume and timing of orders received and shipments made during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company's software generally is shipped as orders are received. Consequently, the Company typically operates with little or no backlog. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the fourth calendar quarter as a result of the year-end holiday buying season. Further, as the Company has recently released its first consumer product, Kai's Power Goo, the year-end holiday buying season may have a larger impact on revenues in the future than in the past. A disproportionate percentage of the Company's quarterly revenues is typically generated in the last month of the quarter principally due to customer buying patterns. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Evolving Markets for Computer Graphic Imaging and Internet/Online Design Tools; Rapid Technological Change

Since the markets for computer graphic imaging and Internet/online design tools are still emerging, there can be no assurance that the markets for the Company's existing products will grow, that digital graphic and Internet/online content developers will adopt the Company's products, that sufficient distribution resources will be available to market the Company's products in a timely manner or that such products will be successful in achieving market acceptance. Additionally, since the computer graphic imaging and Internet/online design tool markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and price declines, the Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to keep pace with its competitors innovations, to adapt to new operating systems, hardware platforms and emerging industry standards, and to provide additional functionality to the Company's existing products.

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

The Company has a $3.0 million revolving line of credit with a bank which expires during December 1996 and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of June 30, 1996, the Company had no outstanding borrowings under the line of credit.

Historically, net cash used in operating activities has been significant due to operating losses and working capital requirements resulting from the growth of the Company. Non-cash assets have increased significantly, particularly accounts receivable. Net cash used in investing activities has also increased substantially due to the purchase of $31.5 million of short-term investments during the second quarter of 1996. The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow.

The Company believes that its current cash balances and any cash provided by future operations will be sufficient to meet its cash requirements through at least the next twelve months.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a) Exhibits


Exhibit
 Number                          Exhibit Title
- -------                          -------------
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

10.21* Software Licensing Agreement between the Registrant and Marubeni Corporation dated as of January 31, 1996 (3)
10.22 Turnkey/Inventory Agreement between the Registrant and Stream International Inc. dated as of April 18, 1996
11.1    Statement Regarding Computations of Earnings per Share
27.1    Financial Data Schedule
______________

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

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the second quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 METATOOLS, INC.
                                 (Registrant)


Date:  August 14, 1996           /s/TERANCE A. KINNINGER
                                 -----------------------
                                 Terance A. Kinninger
                                 Vice President and
                                 Chief Financial Officer