Form 10-Q
period 1996-09-30
METATOOLS INC
filed 1996-11-14
CIK 919794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the quarterly period ended September 30, 1996 or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the transition period from ________ to ________.

                        Commission file number 0-27168

                                METATOOLS, INC.
            (Exact name of registrant as specified in its charter)

         Delaware                                  95-4102687
 (State of incorporation)             (I.R.S. Employer Identification Number)

                 6303 Carpinteria Ave., Carpinteria, CA 93013
                   (Address of principal executive offices)

                                (805) 566-6200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [_]

As of November 8, 1996, there were outstanding 11,895,614 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                                METATOOLS, INC.

                                   FORM 10-Q

                               Table of Contents

                                                                                        Page
                                                                                        ----
PART I.         FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements (Unaudited)...................          3

                   Consolidated balance sheets - September 30, 1996 and
                     December 31, 1995
                   Consolidated statements of operations - Three and nine months ended September 30, 1996 and 1995
                   Consolidated statements of cash flows - Nine months ended
                     September 30, 1996 and 1995
                   Notes to consolidated financial statements

Item 2.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.....................................         9

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.................................        17

SIGNATURES      .................................................................        19


                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                METATOOLS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                       September 30,       December 31,
                                                                           1996                1995
                                                                      ----------------------------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................   $   7,307,000      $  46,885,000
  Short-term investments............................................      37,945,000                  -
  Accounts receivable, net..........................................       6,465,000          2,775,000
  Inventories.......................................................         510,000            912,000
  Deferred income taxes and income taxes receivable.................       1,213,000                  -
  Prepaid expenses and other current assets.........................       1,301,000            890,000
                                                                      ----------------------------------
        Total current assets........................................      54,741,000         51,462,000

  Property and equipment, net.......................................       2,078,000          1,577,000
  Other assets......................................................         801,000            496,000
                                                                      ----------------------------------
        Total assets................................................   $  57,620,000      $  53,535,000
                                                                      ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   2,354,000      $   1,795,000
  Accrued expenses..................................................         815,000            964,000
  Royalties payable.................................................         403,000            588,000
                                                                      ----------------------------------
        Total current liabilities...................................       3,572,000          3,347,000

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized - no shares issued and outstanding at September 30, 1996 and
    December 31, 1995, respectively.................................               -                  -
  Common stock, $.001 par value; 30,000,000 shares authorized -
    11,874,848 and 11,597,908 shares issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively..........          12,000             12,000
  Paid-in capital...................................................      55,571,000         54,429,000
  Accumulated deficit...............................................      (1,535,000)        (4,253,000)
                                                                      ----------------------------------
        Total stockholders' equity..................................      54,048,000         50,188,000
                                                                      ----------------------------------
        Total liabilities and stockholders' equity..................   $  57,620,000      $  53,535,000
                                                                      ==================================

The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                          Three Months Ended             Nine Months Ended
                                                                             September 30,                 September 30,
                                                                     ----------------------------    ----------------------------
                                                                          1996           1995             1996          1995
                                                                     ----------------------------    ----------------------------
Net revenues.......................................................   $  7,241,000   $  4,404,000      $19,115,000    $11,795,000
Cost of revenues...................................................      1,188,000      1,094,000        3,408,000      3,771,000
                                                                     ----------------------------    ----------------------------
Gross profit.......................................................      6,053,000      3,310,000       15,707,000      8,024,000

Operating expenses:
  Sales and marketing..............................................      3,357,000      2,333,000        8,838,000      6,371,000
  General and administrative.......................................        695,000        433,000        2,031,000      1,337,000
  Research and development.........................................        875,000        447,000        2,427,000      1,088,000
  Costs associated with acquisition and write-off of acquired in-
    process technology.............................................        733,000              -          733,000              -
                                                                     ----------------------------    ----------------------------
Total operating expenses...........................................      5,660,000      3,213,000       14,029,000      8,796,000
                                                                     ----------------------------    ----------------------------

Income (loss) from operations......................................        393,000         97,000        1,678,000       (772,000)

Other income (expense):
  Interest and investment income (expense), net....................        574,000        (13,000)       1,779,000         (9,000)
  Other expense....................................................              -         (4,000)         (12,000)        (5,000)
                                                                     ----------------------------    ----------------------------

Income (loss) before provision (benefit) for income taxes..........        967,000         80,000        3,445,000       (786,000)

Provision (benefit) for income taxes...............................        (25,000)             -          727,000              -
                                                                     ----------------------------    ----------------------------
Net income (loss)..................................................   $    992,000   $     80,000      $ 2,718,000    $  (786,000)
                                                                     ============================    ============================

Net income (loss)..................................................   $    992,000   $     80,000      $ 2,718,000    $  (786,000)
Amortization of costs related to the issuance of mandatory
    redeemable Series B convertible preferred stock................              -        (29,000)               -        (89,000)
Preferred stock dividend requirement...............................              -        (42,000)               -       (126,000)
                                                                     -----------------------------   ----------------------------
Net income (loss) applicable to common stockholders................   $    992,000   $      9,000      $ 2,718,000    $(1,001,000)
                                                                     =============================   ============================

Net income (loss) per common share.................................   $        .08   $        .00      $       .21    $      (.18)
                                                                     =============================   ============================

Weighted average number of shares outstanding......................     13,039,000      6,699,000       13,032,000      5,632,000
                                                                     =============================   ============================


The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         ------------------------------------
                                                                                1996                1995
                                                                         ------------------------------------
Cash flows from operating activities:
  Net income (loss)...................................................   $     2,718,000    $       (786,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Write-off of acquired in-process technology.....................           363,000                   -
      Deferred income taxes...........................................          (483,000)                  -
      Depreciation and amortization...................................           534,000             195,000
      Reserves for receivables and product returns....................         1,661,000           1,580,000
      Reserves for inventory..........................................            88,000             370,000
      Changes in operating assets and liabilities:
        Accounts receivable...........................................        (5,351,000)         (1,157,000)
        Inventories...................................................           314,000            (719,000)
        Income taxes receivable.......................................          (263,000)                  -
        Prepaid expenses and other assets.............................          (691,000)           (671,000)
        Accounts payable and accrued expenses.........................           135,000             321,000
        Royalties payable.............................................          (185,000)            (43,000)
                                                                         ------------------------------------
          Net cash used in operating activities.......................        (1,160,000)           (910,000)

Cash flows from investing activities:
  Purchases of short-term investments.................................       (47,945,000)                  -
  Proceeds from maturities of short-term investments..................        10,000,000                   -
  Purchases of property and equipment.................................          (897,000)           (811,000)
  Purchases of software technology and product rights.................          (125,000)           (290,000)
  Purchase of certificate of deposit - restricted use.................                 -             240,000
                                                                         ------------------------------------
          Net cash used in investing activities.......................       (38,967,000)           (861,000)

Cash flows from financing activities:
  Increase in notes receivable from stockholders......................                 -             (49,000)
  Proceeds from issuance of notes payable to stockholders.............                 -               8,000
  Repayment of notes payable to stockholders..........................                 -              (8,000)
  Proceeds from borrowings against notes payable to bank..............                 -             419,000
  Repayment of borrowings against notes payable to bank...............                 -             (52,000)
  Proceeds from exercise of stock warrants and options................           549,000              57,000
                                                                         ------------------------------------
          Net cash provided by financing activities...................           549,000             375,000
                                                                         ------------------------------------

Net decrease in cash and cash equivalents.............................       (39,578,000)         (1,396,000)
Cash and cash equivalents at beginning of period......................        46,885,000           3,017,000
                                                                         ------------------------------------
Cash and cash equivalents at end of period............................   $     7,307,000    $      1,621,000
                                                                         ====================================

The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for the year ended December 31, 1996. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. Financial statements of the Company's foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Sales and other expense elements are translated at rates that approximate the rates in effect on the transaction dates. Gains and losses from this process are included in the Company's consolidated statement of operations.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company considers its investment portfolio available for sale as defined in Statement of Financial Accounting Standards ("SFAS") No. 115. The amortized cost of securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends, and declines in value judged to be other than temporary

                                METATOOLS, INC.

are included in investment income. There were no material unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at September 30, 1996. The cost of securities sold is based on the specific identification method.

The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. the policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments which are subject to the risk of market interest rate fluctuations, and all the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price.

2.  ACQUISITION

On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"). In connection with the acquisition, which was accounted for using the purchase method, the Company recorded a one-time charge to earnings of $733,000, related to relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000, for the three months ended September 30, 1996. The Company paid approximately $510,000 in cash and assumed $223,000 of liabilities of Dive. The operating results of Dive have been included in the accompanying consolidated financial statements from the date of acquisition. The operating results are not considered material to the consolidated financial statements and accordingly, pro forma information has not been presented.

3.  INVENTORIES

Inventories consist of the following:

                                               September 30,     December 31,
                                                   1996             1995
                                               ------------------------------
Finished goods..............................   $   482,000      $   488,000
Materials and supplies......................        28,000          424,000
                                               -----------------------------
                                               $   510,000      $   912,000
                                               =============================

                                METATOOLS, INC.

4.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                         Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                      -------------------------  --------------------------
                                           1996        1995          1996         1995
                                      -------------------------  --------------------------

Federal............................   $   (59,000)  $        -   $   459,000   $         -
State..............................        34,000            -       268,000             -
                                      -------------------------  --------------------------
                                      $   (25,000)  $        -   $   727,000   $         -
                                      =========================  ==========================

The provision for income taxes for the three and nine months ended September 30, 1996 is based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of available net operating loss and tax credit carryforwards. During the three months ended September 30, 1996, the Company recognized a deferred income tax asset in the amount of $483,000, in accordance with SFAS No. 109, "Accounting for Income Taxes."

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, its Annual Report on Form 10-K for the year ended December 31, 1995.

OVERVIEW

The Company derives a substantial majority of its revenues from a limited number of products. The Company's future revenues are substantially dependent upon the continued market acceptance of Kai's Power Tools, Bryce, Convolver, Vector Effects, KPT PowerPhotos, Final Effects, Kai's Power Goo, Studio Effects and MetaPhotos. Revenue from the sale of Kai's Power Tools was 19% and 28% of net revenues for the three months ended September 30, 1996 and 1995, respectively. Revenue from the sale of Kai's Power Tools was 27% and 28% of net revenues for the nine months ended September 30, 1996 and 1995, respectively. The Company also has a number of new product development efforts in process, and a significant portion of future revenues will be dependent upon the success of these activities.

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

The Company sells its products primarily to domestic and international distributors, including mail order resellers and, to a lesser extent, retail outlets. The Company also sells its products to Original Equipment Manufacturers ("OEMs") for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors.

Since 1992, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with fluctuations in net revenues have contributed to the Company's annual losses and quarterly losses through September 30, 1995, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:


                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                      --------------------    --------------------
                                                          1996      1995         1996      1995
                                                      --------------------    --------------------
Net revenues........................................    100.0%     100.0%       100.0%     100.0%
Cost of revenues....................................     16.4       24.8         17.8       32.0
                                                      --------------------    --------------------
     Gross profit...................................     83.6       75.2         82.2       68.0


Operating expenses:
  Sales and marketing...............................     46.4       53.0         46.3       54.0
  General and administrative........................      9.6        9.9         10.6       11.3
  Research and development..........................     12.1       10.1         12.7        9.2
  Costs associated with acquisition and write-off
   of acquired in-process technology................     10.1        0.0          3.8        0.0
                                                      --------------------    --------------------
    Total operating expenses........................     78.2       73.0         73.4       74.5
                                                      --------------------    --------------------

Income (loss) from operations.......................      5.4        2.2          8.8       (6.5)
Other income (expense), net.........................      7.9       (0.4)         9.2        (.1)
                                                      --------------------    --------------------

Net income (loss) before provision (benefit) for
  income taxes......................................     13.3        1.8         18.0       (6.6)
Provision (benefit) for income taxes................     (0.4)       0.0          3.8        0.0
                                                      --------------------    --------------------

Net income (loss)...................................     13.7%       1.8%        14.2%      (6.6)%
                                                      ====================    ====================

Net Revenues

The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased 64% from $4.4 million for the three months ended September 30, 1995 to $7.2 million for the three months ended September 30, 1996. Net revenues increased as a result of the Company's release of new products and new versions of its existing products, along with increased expansion of sales through its domestic and international distribution channels. In particular, since the third quarter of 1995, the Company has released KPT PowerPhotos Series III and IV, Final Effects, Final Effects AP, Kai's Power Tools 3, Bryce 2, Kai's Power Goo, MetaPhotos, and Studio Effects. International sales increased in absolute dollars, but decreased as a percentage of net revenues from 35% for the three months ended September 30, 1995 to 30% for the three months ended September 30, 1996. International revenues for the three months ended September 30, 1995 benefited from large volume licensing sales in Japan.

Net revenues increased 62% from $11.8 million for the nine months ended September 30, 1995 to $19.1 million for the nine months ended September 30, 1996. The increase in net revenues was the result of the development and release of new products, the enhancement and release of new versions of the Company's existing products, and significant increases in the Company's distribution channels and marketing activities. International sales increased in absolute dollars, but decreased as a percentage of net revenues from 28% to 26%, for the nine months ended September 30, 1995 and 1996, respectively.

The Company offers two principal product types consisting of plug-in extensions (including Kai's Power Tools, Convolver, Vector Effects, Final Effects, and Studio Effects) and stand-alone applications and application platforms (principally consisting of Kai's Power Goo, Bryce, KPT PowerPhotos, and MetaPhotos). The following table reflects the net revenue contribution by each product family for the fiscal periods presented:


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                 -----------------------------     -----------------------------
                                                       1996           1995              1996            1995
                                                 -----------------------------     -----------------------------
Plug-in extensions.............................  $   2,342,000   $   3,007,000     $   8,323,000   $   7,475,000
Stand-alone applications and application
  platforms....................................      4,899,000       1,397,000        10,792,000       4,320,000
                                                 ------------------------------    ------------------------------
     Total.....................................  $   7,241,000   $   4,404,000     $  19,115,000      11,795,000
                                                 ==============================    ==============================

The Company has migrated most of its existing products to run on Windows-based computers as well as on Macintosh computers, and recently it has begun bundling both Windows and Macintosh versions on the same CD to minimize production and distribution costs. For the third quarter of 1996, cross platform and Windows products represented 71% of net revenues, compared with 32% for the third quarter of 1995. Cross platform and Windows products represented 58% and 26% of net revenues for the nine months ended September 30, 1996 and 1995, respectively.

The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual returns history. Such reserves as a percentage of net revenues have varied significantly over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects that reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishment of reserve levels requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties paid to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues increased from $1.1 million to $1.2 million, but decreased from 25% to 16% of net revenues, for the three months ended September 30, 1995 and 1996, respectively. Cost of revenues as a percentage of net revenues decreased as a result of a changing mix of product sales toward lower royalty products, improved management of production and inventory levels, and higher OEM licensing sales. Royalties represented 7% and 3% of net revenues for the three months ended September 30, 1995 and 1996, respectively.

Cost of revenues decreased from $3.8 million to $3.4 million, or from 32% to 18% of net revenues, for the nine months ended September 30, 1995 and 1996, respectively. The decrease in cost of revenues as a percentage of net revenues resulted from increased sales of lower royalty products, improved production and inventory management, and increased OEM licensing sales. Royalties represented 11% and 3% of net revenues for the nine months ended September 30, 1995 and 1996, respectively.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, tradeshows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $2.3 million to $3.4 million, but decreased as a percentage of net revenues from 53% to 46% for the three months ended September 30, 1995 and 1996, respectively. The increase was a result of the continued efforts to expand sales and marketing activities and distribution channels. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings and distribution channels expand, although such expenses may vary as a percentage of net revenues.

Sales and marketing expenses increased from $6.4 million to $8.8 million for the nine months ended September 30, 1995 and 1996, respectively, but decreased as a percentage of net revenues from 54% to 46%. The increase reflected the Company's efforts to expand its sales and marketing presence and distribution channels through the hiring of additional personnel and increased advertising, mail campaigns, and tradeshow expenditures.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance, and administration personnel of the Company, along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $433,000 to $695,000 for the three months ended September 30, 1995 and 1996, respectively, but remained consistent as a percentage of net revenues at 10%. The increase in general and administrative expenses resulted from increased headcount and increased incentive compensation. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company, but may vary as a percentage of net revenues.

General and administrative expenses increased from $1.3 million to $2.0 million, but remained consistent as a percentage of net revenues at 11% for the nine months ended September 30, 1995 and 1996, respectively. The increase in general and administrative expenses reflects increased headcount and associated personnel costs related to the expansion of the Company's executive, accounting, and administrative staffing required to support the Company's growth.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees, the amortization of purchased technology, and required equipment and facilities costs related to the Company's product development efforts. To date, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

Research and development expenses increased from $447,000, or 10% of net revenues, for the three months ended September 30, 1995, to $875,000, or 12% of net revenues, for the three months ended September 30, 1996, as a result of the Company's focus on expanding its product portfolio, enhancing its products, and migrating its existing products to multiple operating systems, which required the hiring of additional personnel. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

Research and development expenses increased from $1.1 million to $2.4 million, or from 9% to 13% of net revenues, for the nine months ended September 30, 1995 and 1996, respectively. The increase in research and development expenses results from the development and release of new products and the enhancement and release of new versions of the Company's existing products, which required the hiring of additional personnel.

Costs Associated with Acquisition and Write-off of Acquired In-process
Technology

On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"). In connection with the acquisition, which was accounted for using the purchase method, the Company recorded a one-time charge to earnings of $733,000, related to relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000, for the three months ended September 30, 1996. The Company paid approximately $510,000 in cash and assumed $223,000 of liabilities of Dive.

Provisions for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 1996 is based on the Company's estimated annualized effective tax rate for 1996 which considers utilization of available net operating loss and tax credit carryforwards. During the three months ended September 30, 1996, the Company recognized a deferred income tax asset in the amount of $483,000 in accordance with SFAS No. 109, "Accounting for Income Taxes."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Limited Operating History; History of Losses; Variability of Operating Results

The Company was incorporated in March 1987 and did not introduce its first internally developed product until January 1993. The Company experienced losses in each quarter of 1994 and the first two quarters of 1995, and the Company's revenues and operating results have varied substantially from period to period. There can be no assurance that the Company's future revenue and operating results will not also vary substantially. The Company's revenues are relatively difficult to forecast due to a number of available factors, including the timing of the introduction of new products by the Company and its competitors, seasonality of customer purchases, other general economic conditions, and the Company's ability to capture sufficient interest and commitment by distributors to market the Company's products or product enhancements. The Company's operating results also vary significantly depending on changes in pricing, changes in customer budgets and the volume and timing of orders received and shipments made during a quarter, which are difficult to forecast. Customers generally order on an as-needed basis, and the Company's software generally is shipped as orders are received. Consequently, the Company typically operates with little or no backlog. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the fourth calendar quarter as a result of the year-end holiday buying season. Further, as the Company has recently released its first consumer products, Kai's Power Goo, the year-end holiday buying season may have a larger impact on revenues in the future than it has in the past. A disproportionate percentage of the Company's quarterly revenues is typically generated in the last month of the quarter principally due to customer buying patterns. As a result of the foregoing and other factors, the Company anticipates that it may experience material and adverse fluctuations in future operating results on a quarterly or annual basis. Therefore, the Company believes that period to period comparisons of its revenues and operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

Evolving Markets for Computer Graphic Imaging and Internet / Online Design Tools; Rapid Technological Change

Since the markets for computer graphic imaging and Internet/online design tools are still emerging, there can be no assurance that the markets for the Company's existing products will grow, that digital graphic and Internet/online content developers will adopt the Company's products, that sufficient distribution resources will be available to market the Company's products in a timely manner, or that such products will be successful in achieving market acceptance. Additionally, since the computer graphic imaging and Internet/online design tool markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and price declines, the Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations, to adapt to new operating systems, hardware platforms and emerging industry standards, and to provide additional functionality to the Company's existing products.

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

Dependence on Third Parties

Certain of the Company's products operate as plug-in extensions and enhancements for specific print, animation, video, and multimedia application platforms. Market acceptance of the Company's plug-in products is dependent upon market acceptance of these third-party application platforms, as well as the willingness of the manufacturers of such platforms to permit their platforms to be extended and enhanced by plug-in products such as those of the Company.

Distribution Risks

The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, Value Added Resellers ("VARs"), hardware superstores, retail dealers, and direct marketers. Accordingly, the Company is dependent on the continued viability and financial stability of these third parties, including certain of the traditional software distributors who have recently experienced significant margin pressure.

Competition

The Company faces competition from a number of sources, including other vendors of personal computer graphic imaging and Internet/online design application platforms and tools, other personal computer software industry participants, and companies that offer graphic and Internet/online design solutions that are not personal computer based. If these or other competitors develop products, technologies or solutions that offer significant performance, price, or other advantages over those of the Company, the Company's business, operating results, and financial condition would be materially affected.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company satisfied its cash requirements principally through the private sale of its securities, borrowings from stockholders, and bank borrowings. In December 1995, the Company raised $45.2 million, net of offering costs, in connection with an initial public offering of its common stock.

The Company has a $3.0 million revolving line of credit with a bank which expires during December 1996, if not renewed, and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of September 30, 1996, the Company had no outstanding borrowings under the line of credit.

Historically, net cash used in operating activities has been significant due to operating losses and working capital requirements resulting from the growth of the Company. Non-cash assets have increased significantly, particularly accounts receivable. Net cash used in investing activities has also increased substantially due to the purchase of $47.9 million of short-term investments during the second and third quarters of 1996. The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow.

The Company believes that its current cash balances and any cash provided by future operations will be sufficient to meet its cash requirements through at least the next twelve months.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
       Number                       Exhibit Title
       -------                      -------------

        2.1 Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (1)
        3.4     Restated Certificate of Incorporation of Registrant (3)
        3.6     Bylaws of Registrant, as amended (3)
        4.1     Specimen of Common Stock Certificate of Registrant (3)
       10.1     Indemnification Agreement for Executive Officers and
                Directors (1)
       10.2     Investors' Rights Agreement, as amended (1)
       10.3     1992 Incentive Stock Plan (1)
       10.4 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (1)
       10.5     1995 Stock Plan (2)
       10.6     1995 Employee Stock Purchase Plan (2)
       10.7     1995 Director Option Plan (2)
       10.8 Employment Agreement between the Registrant and John J. Wilczak dated April 15, 1992, as amended (1)
       10.9 Employment Agreement between the Registrant and Kai Krause dated January 26, 1994 (1)
       10.10 Employment Agreement between the Registrant and Terance A. Kinninger dated September 27, 1995 (1)
       10.11 Employment Agreement between the Registrant and James Mervis dated April 3, 1995 (1)
       10.13 Secured Promissory Note between the Registrant and Kai Krause dated November 28, 1994 (1)
       10.14 Secured Promissory Note between the Registrant and Kai Krause dated November 28, 1994 (1)
       10.15 Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 1994, as amended on December 15, 1995 (3)
       10.16 * Distribution Agreement between the Registrant and Ingram Micro Inc. dated October 19, 1992, as amended (1)
       10.17 * Distribution Agreement between the Registrant and Merisel Distributing (formerly, Softsel Computer Products, Inc.) dated March 12, 1990, as amended (1)
       10.18 Sublease Agreement between Digital Sound Corporation and Registrant dated as of September 8, 1994 (1)
       10.19    Form of Employee Invention, Copyright, and Secrecy Agreement (1)
       10.20 Employment Agreement between the Registrant and Fred Brown dated November 13, 1995 (1)
       10.21 * Software Licensing Agreement between the Registrant and Marubeni Corporation dated as of January 31, 1996 (3)

      10.22 Turnkey / Inventory Agreement between the Registrant and Stream International Inc. dated as of April 18, 1996 (4)
      11.1      Statement Regarding Computations of Earnings per Common
                Share
      27.1      Financial Data Schedule

-----------------

* Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed December 11, 1995, as amended (File No. 33-98628LA).
(2) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on or about April 1, 1996.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the third quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          METATOOLS, INC.
                                          (Registrant)



Date:  November 14, 1996                  /s/TERANCE A. KINNINGER
                                          ---------------------------
                                          Terance A. Kinninger
                                          Vice President and
                                          Chief Financial Officer