Form 10-Q/A
period 1996-06-30
METATOOLS INC
filed 1996-11-27
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A

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

                                  FORM 10-Q/A

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

Item 4.     Submission of Matters to a Vote of Security Holders........ 15

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 13, 1996:

     (a) The following directors were elected:

         Directors                     Votes For           Votes Withheld
         ---------                     ---------           --------------

         John J. Wilczak               9,573,223           44,959
         Kai Krause                    9,573,467           44,715
         Samuel H. Jones, Jr.          9,573,223           44,959
         Bert Kolde                    9,548,223           69,959
         William H. Lane, III          9,568,023           50,159
         Howard L. Morgan              9,572,823           45,359
         William J. Schroeder          9,568,023           50,159

     (b) The stockholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants by the following vote:

         For:                          9,614,407
         Against:                            675
         Abstain:                          3,100
         No Vote:                              0

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


                                 METATOOLS, INC.
                                 (Registrant)


Date:  November 27, 1996         /s/TERANCE A. KINNINGER
                                 -----------------------
                                 Terance A. Kinninger
                                 Vice President and
                                 Chief Financial Officer