Form 10-K405
period 1996-12-31
METATOOLS INC
filed 1997-03-11
CIK 919794

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (fee required)
   For the year ended December 31, 1996, or

[_]Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (no fee required)

                        COMMISSION FILE NUMBER 0-27168

                                METATOOLS, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                   95-4102687
          (State of Incorporation)             (I.R.S. Employer Identification Number)

                6303 CARPINTERIA AVENUE, CARPINTERIA, CA 93013
                   (Address of Principal Executive Offices)

                                (805) 566-6200
             (Registrant's Telephone Number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                               $0.001 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  As of February 28, 1997, there were outstanding 13,287,528 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $86,407,467.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders to be held in April 1997, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                METATOOLS, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                               PART I

Item 1.   Business..............................................................................   3
Item 2.   Properties............................................................................  19
Item 3.   Legal Proceedings.....................................................................  19
Item 4.   Submission of Matters to a Vote of Security Holders...................................  19

                                              PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................  21
Item 6.   Selected Financial Data...............................................................  22
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  23
Item 8.   Financial Statements and Supplementary Data...........................................  29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  51

                                              PART III

Item 10.  Directors and Executive Officers of the Registrant....................................  51
Item 11.  Executive Compensation................................................................  51
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  51
Item 13.  Certain Relationships and Related Transactions........................................  51

                                              PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  52

Signatures.....................................................................................   54

                                    PART I

ITEM 1. BUSINESS

  MetaTools, Inc. ("MetaTools" or the "Company") is a leading provider of visual computing and graphics software and technologies for professionals and consumers for Windows, Macintosh and other digital editing operating systems. MetaTools designs, develops, publishes, markets and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images, digital art, and Internet/online content. These tools enable desktop publishers, production artists, multimedia developers, creative directors, film and video producers, web site designers, digital imagers and photographers (collectively, "Creative Professionals") and consumers to produce and enhance still images, animations, 2D and 3D graphics, digital video and special effects. Uses of the materials produced include print and broadcast advertising, merchandising materials, electronic entertainment, business presentations, film and video special effects, games and Internet/online graphics, such as for web sites. The Company offers two principal product types consisting of (i) stand-alone applications and (ii) plug-in extensions. The Company's plug-in extensions work with and extend the capabilities of widely available computer graphic imaging and Internet/online design application platforms, including Adobe Systems, Inc.'s ("Adobe") PhotoShop, Illustrator, After Effects, and Premiere products; Autodesk, Inc.'s Animator Studio and 3D Studio products; Corel Corporation's PhotoPaint; Fractal Design Corporation's Painter; Macromedia, Inc.'s Freehand and X-Res products; and Micrografx, Inc.'s Picture Publisher.

DEFINITIVE MERGER AGREEMENT WITH FRACTAL DESIGN CORPORATION

  On February 11, 1997, the Company entered into a definitive merger agreement with Fractal Design Corporation ("Fractal"). The definitive agreement and plan of reorganization provides that upon the effective date of the merger, each share of Fractal common stock shall be converted into 0.749 shares of the Company's common stock and each option to purchase Fractal common stock will be converted into options to purchase 0.749 shares of the Company's common stock at an exercise price equal to the exercise price to purchase Fractal options prior to the merger divided by 0.749. It is anticipated that approximately 8,962,000 shares of MetaTools common stock will be issued in connection with the merger, based upon the number of shares of Fractal common stock issued and outstanding at December 31, 1996 (which number does not include shares of MetaTools common stock to be issued to holders of options to purchase shares of Fractal common stock). The merger is intended to be accounted for as a pooling of interests and the companies intend to structure the merger to qualify as a tax free reorganization. The merger is contingent upon customary conditions including the approval of the stockholders of the Company and the shareholders of Fractal, the occurrence of no event which could have a material adverse effect with respect to the other party, and the satisfaction of any governmental or regulatory requirements to legally effect the merger. The merger is expected to become effective in the quarter ending June 30, 1997.

ACQUISITIONS

 Dive Laboratories, Inc.

  On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"), a privately held company based in Santa Cruz, California, developing 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000, for the year ended December 31, 1996. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The four Dive research and development personnel have relocated to Santa Barbara.

--------
Kai's Power Tools, KPT, Bryce, and Convolver are registered trademarks and Kai's Power Goo, Final Effects, PowerPhotos, MetaPhotos, Vector Effects, and Soap are trademarks of MetaTools, Inc. This Form 10-K also contains trademarks and tradenames of other companies.

 Real Time Geometry Corp.

  On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. In connection with the acquisition, the Company recorded a one-time charge to earnings of $14,449,000, comprised of acquisition costs of $1,189,000 and in-process research and development expenses of $13,260,000, for the year ended December 31, 1996.

  The acquisition of RTG is intended to expand MetaTools ability to participate in the application areas that utilize 3D technology.* The addition of RTG's technology and development capabilities in real time 3D graphics helps accelerate MetaTools' strategic expansion in the emerging consumer, prosumer, and professional markets for 3D tools and applications.* The focus of RTG's real time 3D technology includes decreasing the time required to create, render, and display 3D images and environments; enabling the creation of dynamic, real time resolution changes to 3D models, and improving the visual resolution and navigation of 3D graphics. The Company plans to incorporate RTG technology into MetaTool's existing and planned software products.* The Company also plans to pursue strategic licensing agreements with third party hardware and software companies, including, for example, developers of 3D acceleration boards and chips, still and motion imaging, animation and video graphics products, computer and console games, architectural and engineering design products, financial visualization, and medical applications software.* The RTG technologies are being developed on Windows, Macintosh, SGI, Sun, Sega, and Sony PlayStation platforms. RTG had no revenues prior to the acquisition and RTG's 21 research and development personnel will remain in Princeton, New Jersey, continuing visual computing research and development activities.

INDUSTRY BACKGROUND

  Computer graphic imaging and visual computing tools are standard tools for Creative Professionals to develop and present their materials. Creative Professionals may use digital painting, illustration, composition, page layout and design, special effects, digitally captured images and video, animation, text, photographs, music and other audio to produce a wide variety of end products. Certain Creative Professionals may also use computer modeling tools to design 3D objects, landscapes and terrains. The images and content generated by these Creative Professionals increasingly must be deliverable through a wide variety of media, including print, transparencies, CD-ROMs, video, film, the Internet and commercial online services. Consumer and business professionals are also increasingly using graphical and digital creative productivity software tools in the home and at business.

  Factors influencing the use of computer graphic imaging and Internet/online design tools include:

  .  The Proliferation of Graphics and Multimedia Computers and
     Peripherals. The increased performance and affordability of powerful personal computers and random access memory ("RAM") and related high performance peripheral devices such as digital cameras, digital capture devices, scanners, Jazz and Zip drives, high-capacity hard drives, and high resolution color printers, have led to a proliferation of graphics and multimedia-capable computers in business and the home.

  .  The Rapid Expansion of the Internet and Commercial Online
     Environments. The rapid expansion of the Internet and commercial and online environments is driving demand for tools to create enhanced digital graphic and multimedia content for use in web sites, electronic catalogs, shopping and
--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

     transaction environments, electronic magazines and newspapers, online games, educational materials and other forms of online visual communication.*

  . The Enhancement of Visual Media for Communications, Entertainment and Education. Computer graphic imaging tools are changing the way information is communicated. Increasingly, producers of magazines, annual reports, marketing brochures, product packaging, advertising and newsletters are using software graphic arts tools to create sophisticated 2D illustrations and graphic designs for desktop published material. Similarly, computer graphic imaging and Internet/online design tools provide developers of videos, animations and games with the means to create 2D and 3D special effects, scenery, backgrounds, textures and materials to create high impact sales presentations, product demonstrations, videos, web sites, educational materials and game environments and backgrounds.

  . The Growing Availability of Digital Content. There is a growing body of professionally produced digital images and electronically produced media. The digital nature of this content enables Creative Professionals to capture, enhance and manipulate this content in a variety of media, including print, video and Internet and commercial online services. Information that has been digitized includes photographs, illustrations, video, animations, voice and music.

  In response to these trends, Creative Professionals are continually seeking new tools to enhance their productivity and expand their creative capabilities. Creative Professionals need tools that enable them to produce and manipulate professional-quality materials quickly and efficiently. As a result, the Company believes that there is a demand for fast, powerful and easy to use tools that go beyond the capabilities of existing design application platforms to increase the productivity and expand the creative capabilities of Creative Professionals.

  Consumers are also looking for productivity tools to creatively manipulate and display their digital imaging at home and on the web. In addition, consumers are looking for a visual computing experience in the software products that they use, in a similar quality to that of television. The Company believes that high resolution, real time, 3D animation and video are critical for the future of visual computing at the desktop.

THE METATOOLS SOLUTION

  MetaTools has developed two types of computer graphic imaging design tools that provide a broad spectrum of Creative Professionals and consumers with new methods to increase their productivity and expand their creative capabilities. These products are primarily based upon MetaTools' proprietary technologies and employ sophisticated mathematical image creation and processing capabilities, enabling real time manipulation and rapid prototyping of creative alternatives. MetaTools products incorporate advanced graphical user interfaces designed to enhance creativity and facilitate ease of use. MetaTools offers its own standalone productivity tools as well as tools for generating photorealistic 3D landscapes and terrains, as well as a number of products designed to plug into and significantly improve upon the capabilities of widely-available applications.

STRATEGY

  The Company's objective is to be the leading supplier of visual computing software tools and technology, enabling the creation and production of graphic and design content for business, entertainment, education, edutainment, and the Internet and commercial online environments. The Company's strategy includes the following key elements:

--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

  Offer Powerful Tools for Creative Professionals. The Company's goal is to offer powerful, creative design tools that anticipate the evolving needs of Creative Professionals. These tools are designed to give Creative Professionals access to powerful, mathematically-intensive real time visual computing technology controlled through innovative, easy to use, graphical user interfaces. The Company intends to invest substantial development resources to maintain and expand its position as a leading provider of such tools.* This includes introducing its new professional applications for visual computing in areas that it believes are not being adequately addressed.

  Address Consumer Productivity and Creative Entertainment Tools Market. The Company is focused on developing software productivity tools and creative entertainment products for consumers which take advantage of the Company's visual computing technologies. The Company launched its first creative entertainment product, Kai's Power Goo, in June 1996 and has announced Soap, a consumer digital imaging productivity tool, for shipment in the second quarter of 1997.* The Company expects to release additional consumer software products in 1997.*

  License Enabling Visual Computing Technologies. The Company intends to license certain of its proprietary enabling visual computing technologies to strategically selected computer hardware and software companies.*
Specifically, the Company is anticipating the licensing of certain core 3D technologies obtained in the acquisition of Real Time Geometry.*

  Address Rapidly Emerging Commercial Online Environments. The Company is expending substantial resources to address the increasing demand for tools to create enhanced digital graphic and multimedia content for the Internet and commercial online environments. The Company's current products are already being used to create web sites. The Company is also extending certain design elements of its core products to enable the development of online multi-player games. The Company participates in America Online, Inc.'s Developer's Studio and has developed online point-to-point games for America Online.

  Provide Scalable, Operating System-Independent Solutions. The Company's products are designed to work with leading third-party graphic and multimedia platforms, including Windows, Macintosh and other operating systems, in order to address a broad audience of potential Creative Professionals. The Company develops its products in a manner that they can be ported to other operating systems more readily. Furthermore, images produced with the Company's products are scalable across a wide variety of output media without loss of resolution or quality.

  Extend MetaTools Brand Awareness to Expand Markets. The Company believes, based in part on the numerous awards its products have received, that the MetaTools brand is associated in the market with powerful functionality and ease of use in visual computing applications. The Company intends to continue to develop brandname awareness through public relations activities, such as keynote speeches and lectures at major digital design, multimedia and online conferences throughout the world.*

--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

PRODUCTS

  MetaTools focuses its product development efforts on creating affordable, high performance, high quality and easy to learn and use software tools for Creative Professionals and consumers. The key features of the Companys products include the following:

  . Innovative User Interface Design--MetaTools products are designed with innovative user interfaces to facilitate ease of learning and use while providing access to advanced algorithmic-based graphics design and special effects techniques. The Company's products are designed to allow Creative Professionals and consumers to control the creative process and explore new areas of graphic arts design without requiring a detailed understanding of the enabling technology.

  . Portability--The Company develops its products in the C and C++ programming languages facilitating portability to alternative operating systems. The Company will continue to evaluate available hardware and software platforms and consider adapting its products for use on such platforms as technological advancements and market demands dictate.

  . Power/Performance--MetaTools products are designed to combine comprehensive feature sets with high performance to provide efficiency and power for creative professionals and consumers.

  . Resolution Independent Imaging Technology--Many of the Company's tools create and manipulate images through the application of mathematical algorithms, rather than by generating new bit-mapped graphics at each stage of the design process. As a result, image manipulations can be reordered or reversed, and the resulting output can be generated with resolutions that are independent of the resolution of any particular input image.

  The Company's principal products fall within two product types as follows:

STAND-ALONE APPLICATIONS AND APPLICATION PLATFORMS

  Kai's Power Goo ("Goo"). Goo, the first consumer product offered by the Company, allows users to turn pictures into images and then stretch, grow, animate, fuse, or apply a host of other special effects to the images in real time. Targeted to users with a wide range of computing and artistic abilities, Goo features an interface that is designed to encourage exploration and creativity through direct, intuitive, real-time interaction with images. A library of images including kids, animals, politicians, world leaders and artwork, is included, or users can import images from a variety of sources, including images from 35 mm film transferred to CD-ROM or diskette, digital cameras, scanners, capture devices, video cameras, or the web. Images can be printed out or saved for use on personalized t-shirts, mugs, screen savers, etc., or can be easily dropped into a real-time animation that instantly transforms the original still image into a movie-like sequence which can be uploaded to Quicktime and AVI movies. Goo, which is available on CD-ROM for Windows 95/NT and Macintosh in English, Japanese, German, French, Spanish and Italian, was first released in second quarter of 1996. The suggested retail price of Goo is $49.95.

  Bryce. Bryce is an application platform that provides Creative Professionals with the ability to generate natural and supernatural 3D landscapes and terrains. Bryce provides Creative Professionals with powerful functions, including materials and texture creation and editing capabilities, and provides non-graphic arts professionals and consumers unfamiliar with 3D graphics design an entry point into the development of photorealistic 3D worlds. Bryce enables advanced, photorealistic creation of skies with natural cloud formations, humidity, fog and light diffraction as well as rivers, snowy peaks, desert or ocean floors, supplemented by an array of special effects including complex textures and reflective surfaces. Bryce was released for the Macintosh in the third quarter of 1994. Bryce 2 for the Macintosh was released in the first quarter of 1996, while Bryce 2 for Windows was released in the third quarter of 1996. Bryce 2 for both Windows and Macintosh is available in English, Japanese, German and French. The Company expects to release a consumer version of Bryce in 1997.* The suggested retail price of Bryce is $179.
--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

  MetaPhotos. The MetaPhotos series are a series of multiple CD-ROM sets of professional photographs and objects. The MetaPhotos collection provides Creative Professionals with a variety of high quality royalty-free images that do not require time consuming touch-up or refinishing. The MetaPhotos series, which are available for Windows, Windows 95/NT, Macintosh, Silicon Graphics and Sun platforms, have suggested retail prices ranging from $49 to $199, depending upon the quantity and bundle of CD-ROMs purchased.

  Soap. Soap, a new photo editing software program, was announced on January 7, 1997. Soap will provide consumers the ability to clean, edit, and manipulate personal photographs and other images in real time, producing images for color printing, presentations, the web, or output to imaging software and hardware for further manipulation or integration into desktop publishing applications. Soap is expected to ship in the second quarter of 1997.*

PLUG-IN EXTENSIONS

  Kai's Power Tools ("KPT"). Kai's Power Tools is a set of creative and production extensions to graphics products that support the Adobe plug-in architecture, including Adobe's PhotoShop, Micrografx Inc.'s Picture Publisher, Macromedia, Inc.'s X-Res, Corel Corporation's PhotoPaint and other leading application platforms. KPT allows the creation of new graphic forms through an advanced user interface design and, in certain cases, integration of multiple-step image processing functions into a single step. KPT 3 is available for the Windows, Macintosh and Silicon Graphics platforms in English, Japanese, German and French. KPT was originally introduced in the first quarter of 1993; KPT 3 for the Macintosh was released in the third quarter of 1995; and KPT 3 for Windows 95/NT was released in the fourth quarter of 1995. The suggested retail price of KPT 3 is $129.

  Final Effects and Studio Effects. Final Effects and Studio Effects offer digital video Creative Professionals sophisticated, workstation-like video and animation special effects, including particle systems and other advanced capabilities, on their personal computers. Final Effects plugs into both Adobe's After Effects and Premiere video products, while Studio Effects plugs into Adobe's After Effects. Final Effects for After Effects, which was released for the Macintosh in the fourth quarter of 1995, has a suggested retail price of $599. Studio Effects for After Effects, which has a suggested retail price of $599, was released in the third quarter of 1996. Final Effects for Premiere on the Macintosh platform was released in the first quarter of 1996, while Final Effects for Premiere on the Windows platform was released in the third quarter of 1996. The suggested retail price for both platforms is $149.

  Vector Effects. Vector Effects is a set of Adobe Postscript-based creative and production extensions that support the Adobe plug-in standard for vector-based graphics products. Vector Effects provides real time 3D visualization, warping and distortion tools that operate within host applications such as Adobe's Illustrator or Macromedia, Inc.'s Freehand. Vector Effects significantly reduces the time necessary to accomplish a wide variety of creative tasks, while providing new creative capabilities that otherwise would be difficult to achieve. Vector Effects for the Macintosh, which was first released in the second quarter of 1995, is available in English, Japanese, German and French, and has a suggested retail price of $129.

  Convolver. Convolver is an Adobe plug-in compatible graphics design tool that allows Creative Professionals to visually create in real time new custom filters that adjust images in a number of different ways. These filters can be used to sharpen, blur, posterize, create relief, emboss, tint, color contrast and unsharp mask images. Convolver provides an advanced user interface to the filter creation process, allowing end users to define complex filters easily while previewing their effects on the image in real time. Convolver, which was first released in the fourth quarter of 1994, is available for Windows, Windows 95/NT and Macintosh in English, Japanese, German and French. The suggested retail price of Convolver is $129.
--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

MARKETING, SALES AND DISTRIBUTION

  MetaTools develops awareness and demand for its products through public relations activities, advertising, product reviews, tradeshows, seminars, keynote speeches and lectures at major digital design, multimedia and online conferences throughout the world. The Company also utilizes direct mail to introduce, educate and sell to customers new products and upgrades in conjunction with activities of the Company's distributors, dealers and in-house telemarketing operations. In addition, MetaTools sells its products by distributing a variety of interactive multimedia demonstration materials directly to prospective customers and then by following up through telemarketing efforts. More generally, the Company focuses on building a global graphics community through a number of initiatives, including producing and co-sponsoring "Digital Media Players" events at major tradeshows, at which the press, distributors and complementary hardware and software manufacturers can gather to demonstrate technology, make contacts and exchange ideas regarding digital graphic arts, multimedia and Internet/online communications.


  MetaTools sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, computer superstores, retail dealers, mail order and direct sales. The Company's primary sales channel is through large software distributors such as Ingram Micro, Inc., which in turn distribute the Company's products through large retail chains, catalogs, and smaller retail dealers. In 1996, 1995 and 1994, Ingram Micro, Inc., the Company's largest distributor, accounted for approximately 18%, 26%, and 12% of net revenues, respectively. The Company supports this channel by referring retail dealer sales, educational distributor sales and mail order sales to these major distributors. The Company receives inventory and sales reports from its distributors and certain major retailers to help monitor sales through this channel. As is typical in the personal computer software industry, the Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors in certain instances when it reduces the price of its products.

  The Company currently distributes its products through 62 international distributors in over 45 countries worldwide, with approximately 36%, 28%, and 18% of the Company's net revenues coming from international markets in 1996, 1995 and 1994, respectively. In some cases, the distributor has exclusive distribution rights to certain products or for certain operating systems in its country. In 1995, the Company provided its products to the Japanese market through BulletProof Software of Japan ("Bulletproof") in an exclusive publishing arrangement. Effective February 1996, the Company terminated its distribution agreement with BulletProof and entered into an agreement with Marubeni Corporation, a leading software distributor in Japan, for the exclusive distribution rights of certain of its products in Japan. In addition, during the fourth quarter of 1996, the Company entered into an similar agreement with Prisma Express Distributionsgesellschaft GmbH, a leading software distributor in Germany, for the exclusive distribution rights of certain of its products in Germany, Austria, and Switzerland. The Company believes that international markets present a strategic opportunity and is seeking to increase its international sales. The Company actively monitors its international distribution arrangements and has added over 23 new distributors in 1996. In addition, the Company established its international operations headquarters in Dublin, Ireland in September 1996, and maintains market development and support offices in London and Paris to support the continued growth and expansion of European sales. The Company intends to make strategic investments in additional markets throughout Europe, Asia and Latin America.*

  MetaTools sells its products to educational institutions primarily through Douglas Stewart, a distributor which specializes in the education market, including campus resellers, bookstores and educational mail order houses. The Company views the education market as a strategic opportunity to establish product and brand preferences early in the careers of future graphic arts and business professionals. Accordingly, the Company offers substantial educational discounts.
--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

  The Company offers product sales and upgrades directly to qualified third-party resellers and end users. By selling to repeat customers in the Company's installed base of registered customers, the Company complements its primary distribution channels. These sales represent a significant percentage of the Company's net revenues.

  MetaTools also actively maintains OEM relationships with many hardware and software vendors that bundle MetaTools products with their own complementary hardware or software products and pay the Company royalties. The Company believes that OEM sales increase the brand recognition of its products and expand its customer and revenue base. In addition, these relationships give the Company early access to computer graphic imaging, multimedia and Internet/online technologies, which helps MetaTools to quickly adapt its products for compatibility with, or to release new products based on, such technologies. The Company's principal OEM relationships include relationships with Apple Computer, Inc.; Corel Corporation; Eastman Kodak Company; Hewlett-Packard Corporation; International Business Machines Corporation; Macromedia, Inc.; Miro Computer Products AG; Play, Inc.; Spot Technology; UMAX Technologies, Inc; and U.S. Robotics Corporation.

PRODUCT DEVELOPMENT

  The Company's principal current product development efforts include: (i) utilizing its core enabling technologies to develop additional standalone and plug-in applications for both professionals and consumers, (ii) expanding its market position in 3D design and development tools, and (iii) creating enabling technologies for visual computing. The Company is expending resources to address the increasing demand for tools to create enhanced digital graphic and multimedia content for the Internet and commercial online environments. In addition, the Company plans to continue to develop, and from time to time acquire, basic software technologies that it considers critical to building computer graphic imaging and Internet/online design tools.*

  The Company has supplemented its internal product development efforts by licensing on an exclusive basis products developed by or co-developed with third parties. MetaTools believes that outsourcing certain of its product development activities enables it to capitalize on the latest technological innovations without incurring considerable research and development expense. There can be no assurance that the Company will be able to continue licensing such product development capabilities on terms favorable to the Company or at all. If the Company were unable to maintain existing licensing arrangements and to attract new product development partners then the Company would, at a minimum, have to increase its research and development expenditures, which could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. There can be no assurance that such additional research and development expenditures would result in the production of commercially acceptable products.

  The Company's growth will be dependent upon the introduction of new products and new versions of existing products. There can be no assurance that any such new products or versions will achieve market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. In particular, the introductions of new products or enhanced versions of existing products, such as Soap or a consumer version of Bryce, are subject to the risk of development delays. Any delay in the availability of new products could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.

  The Company's research and development expenses were approximately $3.4 million, $1.6 million, and $1.1 million for 1996, 1995 and 1994, respectively.
--------
* This statement is a forward looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Investors are strongly encouraged to review the Additional Factors Affecting Future Results commencing on page 12 for a discussion of factors that could affect future performance.

CUSTOMER AND TECHNICAL SUPPORT

  The Company has built a customer education and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. MetaTools provides customer and technical support to customers via e-mail on the Internet and through online services, fax and telephonic communication. The Company has actively promoted the online environment as its primary technical support environment and has built one of the leading forums for digital graphic and Internet/online design information sharing and discussion. Customers are provided technical support via the Internet/online environment, where Company representatives and a number of individual experts outside the Company answer questions posed by individuals seeking guidance. In addition, the Company supports a large, online community through its forum on America Online, Inc. and its presence on the World Wide Web, where technical support, tips and tricks and an entire electronic book on advanced imaging techniques can be found. This venue also supports Live Chats four nights a week, where customers and other interested parties can discuss live and online their interests and questions as they relate to digital design and the Company's products.

  The Company also conducts seminars regularly for prospective and current customers at leading tradeshows and conferences throughout the world, providing education and insight into the uses of the Company's technology. In addition, the Company publishes on CD-ROM and online a continuously expanding series of Power Tips and Tricks for producing advanced graphics and Internet/online designs and a large library of the most frequently asked questions.

COMPETITION

  The Company faces competition from a number of sources, including other vendors of personal computer graphic imaging and Internet/online design application platforms and tools, other personal computer software industry participants and companies that offer graphic and Internet/online design solutions that are not personal computer based. Many of the Company's competitors or potential competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of product lines, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business, operating results, financial condition, and cash flows would be materially adversely affected.

  A variety of other possible actions by the Company's competitors could also have a material adverse effect on the Company's business, operating results, financial condition, and cash flows, including increased promotion, the bundling of competitive products with other third-party products such as application platforms or operating systems, and the introduction of new or enhanced products. Moreover, in the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced margins. Furthermore, new personal computer platforms and operating systems, such as Windows 95/NT, or the new software distribution and delivery systems, such as the Internet and commercial online services, may provide new entrants with opportunities to obtain a substantial market share in the Company's markets.

  The Company may also face competition from general personal computer market participants who decide to offer graphic arts or multimedia design products. Such new market entrants could have a significant, disruptive effect on the markets in which the Company participates. In particular, Microsoft Corporation currently holds a dominant position in the personal computer software market in general, allowing it to exert considerable influence throughout the market. The Company's products also compete with graphic design and multimedia solutions based on other hardware platforms. For example, Silicon Graphics, Inc. offers workstations and software specifically designed for graphics applications, and current and future offerings by Silicon Graphics, Inc. and other workstation and UNIX market participants could materially adversely affect the markets' demand for the Company's products.

MANUFACTURING AND SHIPPING

  The manufacture of the Company's products consists of the duplicating of diskettes and/or the pressing of CD-ROMs, the printing of manuals and the packaging and assembling of final products, all of which are performed in accordance with the Company's specifications and forecasts. While the Company's current manufacturer, Stream International, a subsidiary of R.R. Donnelly and Sons Company, maintains multiple site facilities, there can be no assurance that their services could not become subject to undue delays. Such delays, if they occur, may have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or material returns due to product defects.

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

  In addition to the other information in this Form 10-K, the following additional factors should be considered carefully in evaluating the Company. The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

 Fluctuations in Quarterly Results

  The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the Company's future revenues, operating results and cash flows will not also vary substantially. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly revenues, operating results and cash flows of the Company will generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and ability to fulfill orders received within a quarter. Quarterly revenues, operating results and cash flows also may fluctuate due to factors such as demand for the Company's products; introduction, localization or enhancement of products by the Company and its competitors; customer or distributor order deferrals in anticipation of new versions of products; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; changes or anticipated changes in pricing by the Company or its competitors; the mix of distribution channels through which products are sold; the mix of products sold; returns from distributors; and general economic conditions. Revenues, operating results and cash flows from the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the quarter ending December 31 as a result of timing of year-end holiday season buying.

  As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments in each fiscal quarter occurs in the latter half of the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, can cause significant variations in revenues, operating results and cash flows from quarter to quarter. The Company may also be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on business, operating results, financial condition and cash flows of the Company. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the business, operating results, financial condition and cash flows of the Company will be materially and adversely affected.

  Due to the foregoing factors, it is likely that the operating results of the Company for some future quarters will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock could be materially and adversely affected.

 Product Transitions and Product Returns

  From time to time, the Company and its competitors may announce new products, product versions, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. Although the Company provides allowances for anticipated returns, there can be no assurance that product returns will not exceed such allowances in the future. The Company has from time to time offered free upgrades to customers who purchased a product following announcement of a new release and before shipment of the new version of that product. Such offers can have a negative effect on revenues, operating results and cash flows. In addition, the Company may offer price discounts for new products and product releases in order to facilitate market acceptance, which also negatively impacts revenue, operating results and cash flows. Moreover, the announcement of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products. Any of the foregoing could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

 Product Concentration; Lack of Product Revenue Diversification

  A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial majority of the Company's revenues in the near term. Collective sales of Kai's Power Goo, Kai's Power Tools and Bryce accounted for a substantial majority of the Company's net revenues in 1996. Continued market acceptance of the Company's primary products are therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to timely release new versions of these products, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

 Rapid Technological Change; Dependence on and Need for New Products and Product Versions; Potential Delays in Product Releases

  The market for visual computing graphics software products, and the personal computer industry in general, is characterized by rapidly changing technology, resulting in short product life cycles and strong pricing pressures. As a result, the success of the Company depends substantially upon its ability to continue to enhance its existing products, to develop and introduce in a timely manner new products incorporating technological advances and to meet increasing customer expectations. To the extent one or more competitors introduce products that better address customer needs, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. Also, negative reviews of the Company's new products or product versions in industry publications could have a material adverse effect on product sales.

  The Company intends to continue to significantly increase its research and development expenditures. To the extent such increases are not accompanied by increased revenues, the Company's business, operating results, financial condition and cash flows would be materially adversely affected. The Company has supplemented its research and development efforts by exclusively licensing products developed by or co-developed with third parties. There can be no assurance that the Company will be able to continue to obtain such outside product development capabilities on terms favorable to the Company or at all. If the Company was unable to maintain existing development arrangements or to attract new product development partners, then the Company would, at a minimum, have to further increase its research and development expenditures, which could have a material adverse effect on the Company's business, operating results, financial condition and cash flows. In addition, there can be no assurance that such additional research and development expenditures would result in the production of commercially acceptable products.

  The Company also depends upon internal efforts for the development of new products and product enhancements. The Company has in the past experienced delays in the development of new products and product versions. There can be no assurance that the Company will not experience further delays in connection with the current product development or future development activities. Also, software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of their new products and enhancements after the introduction of these products. There can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

 Dependence Upon Third Party Software Developers

  The Company uses certain products and technologies of both domestic and foreign third party software developers, including both complete products offered as extensions of the Company's product lines and technologies used in the enhancement of internally developed products. For example, the Company licenses Final Effects, Studio Effects and the MetaPhotos collection of royalty free photographs from third party software developers. Such products and technologies are obtained from third party providers under contractual license agreements, which in some cases are for limited time periods and may be terminated under certain circumstances. There can be no assurance that the Company will be able to maintain adequate relationships with any such third party providers, that these third party providers will commit adequate development resources to maintain these products and technologies, or that any license agreement for a limited time period will be renewed upon termination. In such circumstances, the Company's inability to obtain or develop substitute technology could adversely affect the business, results of operations, financial condition and cash flows of the Company. Unlike internally developed products, these license arrangements also may limit the Company's ability to timely create and release product upgrades and to effectively control the product development process.

 Importance of Apple Computer and the Macintosh Platform

  Apple Computer, Inc. ("Apple Computer") has recently experienced significant financial difficulties and losses in market share and acceptance. In February 1997, Apple Computer announced that it expected to report a substantial loss in its second fiscal quarter of 1997 due to the purchase of NeXT Software Inc. and certain restructuring charges. These announcements, and the overall perception of Apple Computer's prospects and continuing commercial vitality, may negatively impact the Company's Macintosh-based business. In particular, the Company has experienced declining momentum in sales of their Macintosh-based products compared to sales of their Windows-based products and historic Macintosh sales. The Company attributes this decline in part to uncertainty regarding the future of Apple Computer and the Macintosh environment.

  Although the Company offers its principal products on both the Windows and Macintosh platforms, a significant percentage of the sales of their products to date have been for the Macintosh platform, which historically has been a popular platform among art and graphics professionals. During calendar 1996 approximately 37% of the Company's net revenues were from the sales of products for use on the Macintosh platform. To the extent that other operating systems become more prevalent among the Company's customers, the Company will be required to modify its development, personnel recruiting, marketing and distribution efforts to more effectively address these platforms; however, there can be no assurance that the Company will be able effectively to do so.

 Limited Operating History; Uncertain Profitability; Fluctuating Rates of
Growth

  The Company has only limited operating history on which an evaluation of its business and prospects can be based. The Company was incorporated in March 1987 and did not introduce its first internally developed product until January 1993. The Company experienced losses in each quarter of 1994 and in the first two quarters of 1995. The Company also realized a loss in the fourth quarter of 1996 due to a one-time write-off of acquired in-process technology and other acquisition costs charge related to the acquisition of Real Time Geometry Corp. ("RTG"). There can be no assurance, however, that the net revenues of the Company will continue at their current level or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis. The Company's historical net revenue growth rates, both domestically and internationally, have varied significantly between monthly and quarterly periods. Therefore, recent net revenue comparisons should not be taken as indicative of the rate of net revenue growth, if any, that can be expected in the future.

 Dependence on Key Personnel and Difficulty of Identifying and Hiring Certain Personnel

  The future performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company for any reason could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

  The future success of the Company also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in identifying and hiring qualified engineering personnel. There can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results, financial condition and cash flows.

 Highly Competitive Markets

  The markets for graphics software products such as those offered by the Company are intensely competitive, subject to rapid change and characterized by constant demand for new product features, pressure to accelerate the release of new products and product enhancements and pressure to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more the Company's products. Competitors include, among others, Adobe Systems Incorporated ("Adobe"), Corel Corporation ("Corel"), Micrografx Incorporated ("Micrografx"), Macromedia, Inc. ("Macromedia"), Silicon Graphics, Inc. (through its Alias/Wavefront division), Microsoft Corporation ("Microsoft") and Broderbund Software, Inc. ("Broderbund"). Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical, and marketing resources. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, product giveaways or product bundling could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company. In the event of price erosion, the Company may be unable to successfully reposition itself to accommodate these actions.

  Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In addition, developers of personal computer operating systems, including Microsoft and Apple Computer, may incorporate 3D functionality into their operating systems, which may be superior to or incompatible with the products of the Company, thus adversely affecting the Company's operating results. In particular, while the Company currently is developing additional product enhancements that they believe address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

 Dependence on Distributors and on Other Third Parties

  While the Company derives some revenues from direct sales, most of its revenues are derived from the sale of products through third parties. The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers, and direct marketers. Ingram Micro, Inc. ("Ingram") and Prisma Distributionsgesellschaft GmbH, MetaTools' principal distributors, accounted for approximately 26% and 1% of net revenues, respectively, for the fiscal year ended December 31, 1995, and approximately 18% and 15% of net revenues, respectively, for the fiscal year ended December 31, 1996.

  The Company will be dependent on the continued viability and financial stability of these third parties. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to the Company's principal resellers could materially and adversely affect the business, operating results, financial condition and cash flows of the Company. The distribution channels through which the Company's software products are sold have been characterized by rapid change, significant margin pressures, consolidation and financial difficulties, including certain of the Company's current distributors and retailers. In addition, new distribution channels may develop and there can be no assurance that the Company will be able to effectively distribute its products through such channels. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectible, which could result in a material adverse effect on the Company's business, operating results, financial condition and cash flows. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition, and the Company depends in part upon promotional efforts of distributors in placing products with retailers. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. Failure of distributors or retailers to do so could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

  An integral element of the Company's strategy is to enhance and diversify its channels of distribution both domestically and internationally. The Company is currently investing, and the Company plans to continue to invest, a significant portion of its cash and personnel resources to expand its domestic and international direct sales and marketing force and develop distribution relationships with additional third-party distributors and resellers. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel, distributors and resellers.

  Certain of the Company's products operate as plug-in extensions and enhancements for specific print, animation, video and multimedia application platforms, including Adobe's PhotoShop, Illustrator, After Effects and Premiere; Autodesk's Animator Studio and 3D Studio; Corel's PhotoPaint; Macromedia's Freehand; Micrografx's Picture Publisher; and other application platforms. Market acceptance of the Company's plug-in products is dependent upon market acceptance of these third-party application platforms as well as the willingness of the manufacturers of such platforms to permit their platforms to be extended and enhanced by plug-in products such as those of the Company. A decline in demand for any such platforms or exclusionary practices by the manufacturers of such platforms would have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

 Evolving Markets for Computer Graphic Imaging and Internet/Online Design
Tools

  The markets for computer graphic imaging and Internet/online design tools are still emerging. There can be no assurance that the markets for the Company's existing products will grow, that digital graphic and Internet/online content developers will adopt the Company's products, that sufficient distribution resources will be available to market the Company's products in a timely manner or that such products will be successful in achieving market acceptance. The demand for computer graphic imaging and Internet/online design tools is dependent upon a number of variables, including the installed base of digital graphic and multimedia capable personal computers, the widespread availability of digital media and the number and expertise of skilled content producers. If the markets for such tools fail to grow or grow more slowly than the Company currently anticipates, or if the Company's products fail to achieve market acceptance, the Company's business, operating results, financial condition and cash flows would be materially adversely affected.

 International Operations and Expansion

  International sales represented approximately 28% of the Company's net revenues in the fiscal year ended December 31, 1995 and approximately 36% of net revenues in the fiscal year ended December 31, 1996. A key component of the Company's strategy is continued expansion into international markets, primarily Japan and Western Europe, and the Company currently anticipates that international sales will represent an increasing portion of the Company's net revenues. The Company will need to retain effective distributors and hire, retain and motivate qualified personnel internationally to expand its international presence. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets.

  In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of international operations. Sales of products by the Company currently are denominated in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. To date, the Company has not engaged in currency hedging transactions to reduce the effect of currency exchange rate fluctuations. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the business, operating results, financial condition and cash flows of the Company.

 Management of Potential Growth; Integration of Potential Acquisitions

  In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. To manage future growth, if any, the Company must improve its financial and management controls, management processes, business and management information systems and procedures on a timely basis and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully. The Company intends to continue to invest in improving its financial systems and controls in connection with higher levels of operations. In the future, the Company may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees or customers of acquired operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. There can be no assurance that the Company will be able to effectively achieve and manage any such growth, or that its management, personnel or systems will be adequate to support the Company's operations. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

 Proprietary Rights and Licenses

  The Company relies on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect its intellectual and proprietary rights and products. The Company distributes its software under shrinkwrap license agreements but generally does not obtain signed license agreements from its end users. In keeping with software industry standards, the Company does not copy protect their software. Accordingly, it may be possible for unauthorized third parties to copy or reverse engineer the Company's products or otherwise obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that competitors will not independently develop technologies that are substantially equivalent or superior to the technologies of the Company. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of their products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect products and the intellectual rights to the same extent as do laws in the United States.

  As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software increasingly will become the subject of claims that such software infringes the rights of others. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. Furthermore, the Company licenses certain software products from other companies for distribution or inclusion in their own products. There can be no assurance that upon the expiration of these licenses, such licenses will be available again on reasonable terms or at all, or that similar products could be obtained to substitute for these products. The inability to license such products could have a material adverse effect on the Company's business, operating results, financial condition and cash flows.

 Possible Volatility of Stock Price

  The price of the Company's Common Stock has fluctuated significantly in the past. The management of the Company believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors. Stock markets in general have also experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by the Company and other software companies, particularly graphics software companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for the Company's Common Stock will continue to be volatile in the future.

 Concentration of Stock Ownership

  As of February 28, 1997, the directors and executive officers of the Company and their respective affiliates beneficially own approximately 45% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

EMPLOYEES

  As of February 28, 1997, the Company had 146 full time employees, including 41 in sales and marketing, 63 in development, quality assurance and documentation, 14 in customer service and technical support, and 28 in finance, administration and operations. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

ITEM 2.  PROPERTIES

  The Company's primary facility consists of approximately 35,000 square feet of leased space in a one-story building in Carpinteria, Santa Barbara County, California. This space houses substantially all of the Company's United States operations. The lease agreement expires in December 1998, if not renewed. The Company believes that the current facility is adequate for current and near term needs and that additional space is available to provide for anticipated growth.

  The facilities for RTG consists of approximately 7,000 square feet of leased office space in Princeton and Short Hills, New Jersey, pursuant to lease agreements which expire in December 1999 and May 2000, respectively. The Company believes that this office space is adequate for the current needs of RTG and that additional space is available to provide for anticipated growth.

  The Company's Irish facility consists of approximately 800 square feet of leased space in an office building in Dublin, Ireland. At the expiration of the lease in March 1997, the Company will enter into a new lease for a larger facility in the Dublin area to allow for continued growth of the international operations.

ITEM 3. LEGAL PROCEEDINGS

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the Company's current executive officers:

 NAME                            AGE POSITION
 ----                            --- --------
 John J. Wilczak................ 45  Chairman, President and Chief Executive
                                     Officer
 Kai Krause..................... 41  Director and Senior Science and Design
                                     Officer
 Alexander Migdal............... 51  Vice President and Chief Scientist
 Fred Brown..................... 50  Senior Vice President, Sales and
                                     Marketing
 Terance A. Kinninger........... 41  Vice President and Chief Financial
                                     Officer
 James Mervis................... 48  Vice President, Strategic Development and
                                     Business Affairs
 Sallie Olmsted................. 37  Vice President, Corporate Communications
 Robert Rice.................... 42  Vice President, Business Development

  Mr. Wilczak has been Chairman of the Board and Chief Executive Officer since he co-founded the Company in March 1987. Prior to founding MetaTools, Mr. Wilczak was a business strategy and marketing consultant from 1984 to 1987. From February 1982 to December 1983, Mr. Wilczak served as a Senior Consultant with Touche Ross & Company, and from December 1979 to January 1982 he served as an internal Senior Consultant performing marketing and business strategy development services at General Electric Co. Mr. Wilczak holds a B.A. from Brown University and an M.B.A. from Columbia University.

  Mr. Krause co-founded the Company and has been a director since 1992. For more than eleven years prior to joining the Company on a full-time basis in 1993, Mr. Krause designed and developed advanced graphics, audio and systems software as an independent consultant. Mr. Krause attended college in Essen, West Germany, where he majored in foreign languages, math and philosophy. He also attended the Music Conservatory, where he studied classical piano. During 1992, the Company was Mr. Krause's primary client.

  Mr. Migdal joined the Company as Vice President and Chief Scientist in connection with the Company's acquisition of RTG in December 1996. Prior to co-founding RTG in February 1996, Mr. Migdal was a joint professor of physics and applied and computational mathematics at Princeton University from 1989 to 1996 and a visiting professor of physics at the University of California, San Diego in 1988. Before leaving the former Soviet Union in 1988, Mr. Migdal was the head of the Laboratory of Computational Physics in the Cybernetics Council of the Soviet Academy of Sciences and was a senior research fellow at the Landau Institute for Theoretical Physics. Mr. Migdal holds a doctor of science and Ph.D. from the Landau Institute for Theoretical Physics, a M.S. in Physics from the Moscow Physical Technical Institute, as well as an honorary degree of professor from the Cybernetics Council of the Soviet Academy of Sciences.

  Mr. Brown joined the Company as Senior Vice President, Sales and Marketing in November 1995. From November 1994 to November 1995, Mr. Brown was Vice President, Retail Stores, PCs Worldwide at AT&T Corp. From February 1993 to November 1994, Mr. Brown served as Vice President of Sales and Marketing at Xtend Microproducts. From late 1990 to February 1993, Mr. Brown was Vice President of Sales and Marketing at Cal Circuit Abco, Inc., a Packard Bell Electronics, Inc. affiliated company. Mr. Brown holds a B.S. from Point Loma College.

  Mr. Kinninger joined the Company as Vice President and Chief Financial Officer in July 1995. Mr. Kinninger was employed by Delphi Information Systems, Inc. ("Delphi") from October 1990 to June 1995, initially as Chief Financial Officer and, from December 1993 to November 1994 as Senior Vice President of Corporate Development. He then served as Senior Vice President and General Manager of Delphi's SMART Division from December 1994 to June 1995. Prior to working at Delphi, he served as Chief Financial Officer of Integral Systems, Inc. from June 1983 to September 1990. Before his tenure at Integral Systems, Inc., Mr. Kinninger was employed at Coopers & Lybrand. Mr. Kinninger holds a B.S. from Miami University.

  Mr. Mervis became the Company's Vice President, Strategic Development and Business Affairs in April 1995. From February 1993 to March 1995, Mr. Mervis was co-founder and Managing Director of Crunch Media, an interactive media company, where he produced the interactive adventure: A Brief History of Time. Mr. Mervis was a consultant for the entertainment industry from 1986 to 1992. From 1979 to 1985, Mr. Mervis served as Vice President of Worldwide Program Planning at MGM/UA Home Entertainment; Vice President of Program Development at Showtime Pay Television; and Director of Business Affairs at Viacom International. From 1973 to 1978, Mr. Mervis was engaged in private legal practice. Mr. Mervis holds a B.S. from Cornell University and a J.D. from Fordham University.

  Ms. Olmsted joined the Company as Vice President, Corporate Communication in July 1996. From April 1994 to July 1996, Ms. Olmsted was the Vice President of the Corporate and Consumer market division of Rogers & Cowan in Los Angeles, where she also managed the agency's Emerging Technologies practice group. Prior to joining Rogers & Cowan, she was the director of public affairs at EON Corporation. Ms. Olmsted holds a B.B.A. in International Business from George Washington University.

  Mr. Rice joined the Company as Vice President, Business Development in connection with the Company's acquisition of RTG in December 1996. In addition to co-founding RTG in 1996, Mr. Rice served as its Chairman. From 1983 to 1996, Mr. Rice was a partner at the international law firm of Milbank, Tweed, Hadley and McCloy. Mr. Rice holds a B.S. and a J.D. from Florida State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

  The Company's common stock, $0.001 par value, began trading over the counter in December 1995, and is quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MTLS." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the Nasdaq National Market System:

                                        HIGH   LOW
                                       ------ ------
            1996
            ----
            4th Quarter                $27.25 $11.50
            3rd Quarter                 24.75  10.75
            2nd Quarter                 41.00  18.00
            1st Quarter                 27.25  16.25
            1995
            ----
            12/12/95 through 12/31/95  $29.00 $18.00

HOLDERS

  As of March 7, 1997, there were approximately 232 holders of record of the Company's common stock.

DIVIDENDS

  The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto appearing elsewhere in this Form 10-K.

                                           YEARS ENDED DECEMBER 31,
                                    -------------------------------------------
                                      1996      1995     1994     1993    1992
                                    --------  --------  -------  ------  ------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues......................  $ 28,035  $ 16,731  $ 9,832  $4,524  $1,259
Cost of revenues..................     4,560     4,935    3,503     899     648
                                    --------  --------  -------  ------  ------
 Gross profit.....................    23,475    11,796    6,329   3,625     611
Operating expenses:
 Sales and marketing..............    12,392     8,819    5,386   1,685     800
 General and administrative.......     3,002     1,978    2,051   1,286     689
 Research and development.........     3,437     1,566    1,050     532     108
 Write-off of in-process technol-
  ogy and other acquisition costs.    15,182       --       --      --      --
                                    --------  --------  -------  ------  ------
  Total operating expenses........    34,013    12,363    8,487   3,503   1,597
                                    --------  --------  -------  ------  ------
Income (loss) from operations.....   (10,538)     (567)  (2,158)    122    (986)
Other income (expense)............     2,348        67      (54)     28      10
                                    --------  --------  -------  ------  ------
Income (loss) before provision for
 income taxes.....................    (8,190)     (500)  (2,212)    150    (976)
Provision for income taxes........     1,049       --       --      --      --
                                    --------  --------  -------  ------  ------
Net income (loss).................  $ (9,239) $   (500) $(2,212) $  150  $ (976)
                                    ========  ========  =======  ======  ======
Net income (loss) applicable to
 common stockholders..............  $ (9,239) $   (589) $(2,451) $  150  $ (976)
                                    ========  ========  =======  ======  ======
Net income (loss) per common
 share............................  $   (.78) $   (.11) $  (.43) $  .02  $ (.20)
                                    ========  ========  =======  ======  ======
Weighted average number of shares
 outstanding......................    11,791     5,415    5,647   7,055   4,807
                                    ========  ========  =======  ======  ======
BALANCE SHEET DATA
Cash, cash equivalents and short-
 term investments.................  $ 39,557  $ 46,885  $ 3,257  $  135  $   52
Working capital (deficiency)......    46,431    48,115    4,264    (660)   (790)
Total assets......................    57,029    53,437    7,709   1,989     368
Series B redeemable convertible
 preferred stock..................       --        --     8,359     --      --
Stockholders' equity (deficit)....    50,831    50,188   (3,342)   (455)   (671)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  From its formation in 1987 until 1992, the Company was principally engaged in software consulting activities. In 1992, the Company shifted its business to developing and marketing personal software tools for designing and producing computer graphic imaging and currently derives substantially all of its revenues from sales and licensing of its software products. The Company has experienced rapid revenue growth since the introduction of its first significant software product, Kai's Power Tools, in January 1993, and has subsequently brought more than 16 products to market. This revenue growth has been achieved through the Company's continued introduction of new products and the release of enhanced versions of its existing products, as well as its significant investment in the expansion of its sales and marketing activities to address broader distribution channels.

  The Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Kai's Power Goo, Kai's Power Tools, and Bryce. In this regard, revenue from the collective sale of these products represented a substantial majority of net revenues in 1996. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

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

  The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to OEMs for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases and the execution of OEM agreements can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or a new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM agreements which generally provide for minimum guaranteed non-refundable payments to the Company are typically tied to the planned introduction of OEM bundled product and are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

  Since 1992, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts and acquisitions have also entailed significant research and development expenditures. These higher expense levels combined with the write-off of in-process research and development from corporate acquisitions and fluctuations in net revenues have contributed to the Company's quarterly and annual losses and the fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

  The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
Net revenues..................................    100.0 %    100.0 %    100.0 %
Cost of revenues..............................     16.3       29.5       35.6
                                               --------   --------   --------
  Gross margin................................     83.7       70.5       64.4
Operating expenses:
 Sales and marketing..........................     44.2       52.7       54.8
 General and administrative...................     10.7       11.8       20.9
 Research and development.....................     12.2        9.4       10.7
 Write-off of in-process research and develop-
  ment and other acquisition costs............     54.2        --         --
                                               --------   --------   --------
  Total operating expenses....................    121.3       73.9       86.4
                                               --------   --------   --------
Loss from operations..........................    (37.6)      (3.4)     (22.0)
Other income (expense), net...................      8.4        0.4       (0.5)
                                               --------   --------   --------
Loss before provision for income taxes........    (29.2)      (3.0)     (22.5)
Provision for income taxes....................     (3.7)       --         --
                                               --------   --------   --------
Net loss......................................    (32.9)%     (3.0)%    (22.5)%
                                               ========   ========   ========

 Net Revenues

  The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased from $16.7 million in 1995 to $28.0 million in 1996, an increase of 68%. The increase in net revenues was attributed to volume increases resulting from the Company's release of new products and new versions of its existing products during 1996 and the second half of 1995, expansion of the domestic distribution channel, increased expansion of sales through original equipment manufacturers ("OEM's"), and increased international sales. The Company released Bryce 2 for Macintosh, Final Effects for Adobe's Premiere on the Macintosh platform, and PowerPhotos Series III in the first quarter; Kai's Power Goo, Final Effects for Adobe's Premiere on the Windows platform, and PowerPhotos Series IV in the second quarter; and Bryce 2 for Windows and MetaPhotos in the third quarter. International sales increased from 28% of net revenues in 1995 to 36% of net revenues in 1996.

  Net revenues increased from $9.8 million in 1994 to $16.7 million in 1995, an increase of 70%. Net revenues increased in 1995 as a result of the Company's release of new products and new versions of its existing products during 1995 and the second half of 1994 along with increased expansion of sales through its domestic distribution channels and increased international sales. In particular, the Company released PowerPhotos Series I in the first quarter of 1995, Vector Effects in the second quarter of 1995, PowerPhotos Series II and Kai's Power Tools 3 in the third quarter of 1995, and Final Effects for Adobe's After Effects in the fourth quarter of 1995. International sales increased from 18% of net revenues in 1994 to 28% of net revenues in 1995.

  The Company offers two principal product types consisting of stand-alone applications (principally consisting of Kai's Power Goo, Bryce, Live Picture, and MetaPhotos) and plug-in extensions (including Kai's Power Tools, Vector Effects and Final Effects). Sales of Live Picture were discontinued in January 1996. The following table reflects the net revenue contribution by each product family for the fiscal periods presented:

                                                           YEARS ENDED DECEMBER
                                                                   31,
                                                          ----------------------
                                                           1996    1995    1994
                                                          ------- ------- ------
                                                              (IN THOUSANDS)
Stand-alone applications and application platforms....... $16,342 $ 6,341 $4,456
Plug-in extensions.......................................  11,693  10,390  5,376
                                                          ------- ------- ------
  Total.................................................. $28,035 $16,731 $9,832
                                                          ======= ======= ======

  The Company reserves a portion of revenue from each sale at the time of recognition to cover returns and allowances. Such reserves as a percentage of net revenues have varied significantly over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishment of reserve levels requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

 Cost of Revenues

  Cost of revenues includes the costs of goods sold, royalties paid to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues decreased from $4.9 million, or 29% of net revenues, in 1995 to $4.6 million, or 16% of net revenues, in 1996. The decrease in cost of revenues was due to a higher percentage of OEM sales, the changing mix of product sales toward lower royalty products and to improved management of production and inventories. Royalties represented 3% and 10% of net revenues for 1996 and 1995, respectively.

  Cost of revenues increased from $3.5 million in 1994 to $4.9 million in 1995, but decreased from 36% of net revenues in 1994 to 29% of net revenues in 1995. The changing mix of product sales toward lower royalty products and the improved management of inventory levels contributed to the decrease in cost of revenues as a percentage of net revenues. Royalties represented 10% and 13% of net revenues for 1995 and 1994, respectively. The Company expects that cost of revenues will increase in the future commensurate with the increase in net revenues, but may vary as a percentage of net revenues.

 Sales and Marketing

  Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $8.8 million in 1995 to $12.4 million in 1996, but decreased from 53% of net revenues in 1995 to 44% of net revenues in 1996. The increase in sales and marketing expenses reflected the Company's continued efforts to expand its sales and marketing presence and distribution channels, both domestically and internationally, through the hiring of additional personnel and increased advertising and mail campaigns.

  Sales and marketing expenses increased from $5.4 million in 1994 to $8.8 million in 1995. Sales and marketing expenses represented 55% and 53% of net revenues in 1994 and 1995, respectively. Such increase was a result of the continued efforts to expand sales and marketing activities and distribution channels, primarily via domestic retail distributors. The Company intends to continue such expansion and anticipates that sales and marketing expenses will increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

 General and Administrative

  General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $2.0 million in 1995 to $3.0 million in 1996. General and administrative expenses represented 12% and 11% of net revenues in 1995 and 1996, respectively. The increase in general and administrative expenses in 1996 reflects the expansion of the Company's executive, accounting, finance and administration staffing required to support the Company's growth and expenses related to its first year as a public company. General and administrative expenses as a percentage of net revenues decreased in 1996 as a result of the leverage of a larger business.

  General and administrative expenses decreased from $2.1 million, or 21% of net revenues, in 1994, to $2.0 million, or 12% of net revenues, in 1995. The Company's relocation in the third quarter of 1994 represented approximately $368,000 in expenses during 1994. The Company continued to expand its internal staffing to support its growth during 1995. The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing to support expanded operations and to comply with the responsibilities of a public company, but may vary as a percentage of net revenues.

 Research and Development

  Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally-developed software products in accordance with the Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

  Research and development expenses increased from $1.6 million in 1995 to $3.4 million in 1996. Research and development expenses were 9% and 12% of net revenues in 1995 and 1996, respectively. Research and development expenses increased in 1996 as a result of the Company's continued focus on expanding its product portfolio, enhancing its products, migrating its existing products to the Windows operating system, and translating the products to foreign languages, which required the hiring of additional personnel.

  Research and development expenses increased from $1.1 million in 1994 to $1.6 million in 1995, but decreased from 11% of net revenues in 1994 to 9% of net revenues in 1995. The increased expenses resulted from increased personnel required to expand and enhance the Company's product portfolio. The Company expects research and development expenses will continue to increase in future periods but may vary as a percentage of net revenues.

 Write-off of In-process Research and Development and Other Acquisition Costs

  On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"), a privately held company based in Santa Cruz, California, developing 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000, for the year ended December 31, 1996. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The four Dive research and development personnel have relocated to Santa Barbara.

  On December 31, 1996, the Company completed the acquisition of RTG, a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. In connection with the acquisition, the Company recorded a one-time charge to earnings of $14,449,000, comprised of acquisition costs of $1,189,000 and in-process research and development expenses of $13,260,000, for the year ended December 31, 1996. RTG's 21 research and development personnel will remain in Princeton, New Jersey, continuing visual computing research and development activities.

 Income (Loss) from Operations

  Loss from operations increased from $(567,000), or (3)% of net revenues, in 1995, to $(10.5) million, or (38)% of net revenues in 1996, due to the write-off of in-process technology and other costs related to the acquisitions of Dive and RTG. Excluding these one-time charges, pro forma operating income for 1996 was $4.6 million, or 17% of net revenues.

 Provision for Income Taxes

  The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result of operating losses, the Company did not record any provisions for income taxes in 1995 and 1994. The effective tax rate for the year ended December 31, 1996, differed from the statutory tax rate due to the partial release of the valuation allowance against the deferred income tax asset, the non-deductibility of a portion of the write-off of in-process research and development, as well as the utilization of available net operating losses and tax credits.

 Net Income (Loss)

  Net loss increased from $(500,000), or $(0.11) per common share, in 1995 to $(9.2) million, or $(0.78) per common share, in 1996. Net loss decreased from $(2.2) million in 1994 to $(500,000) in 1995, or $(0.43) and $(0.11) per
common share, respectively.

SEASONALITY; QUARTERLY FLUCTUATION IN REVENUE

  The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the Company's future revenues, operating results and cash flows will not also vary substantially. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly revenues, operating results and cash flows of the Company will generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and ability to fulfill orders received within a quarter. Quarterly revenues, operating results and cash flows also may fluctuate due to factors such as demand for the Company's products; introduction, localization or enhancement of products by the Company and its competitors; customer or distributor order deferrals in anticipation of new versions of products; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; changes or anticipated changes in pricing by the Company or its competitors; the mix of distribution channels through which products are sold; the mix of products sold; returns from distributors; and general economic conditions. Revenues, operating results and cash flows from the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the quarter ending December 31 as a result of timing of year-end holiday season buying.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company satisfied its cash requirements principally through the private sale of its securities, borrowings from stockholders and bank borrowings. In 1995, the Company raised $45.2 million, net of offering costs, in connection with an initial public offering of its common stock. In 1994, the Company raised $8.1 million from private investors and bank financings.

  The Company has a $3.0 million revolving line of credit with a bank which expires during November 1997, if not renewed, and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of December 31, 1996, the Company had no outstanding borrowings under the line of credit.

  Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses and working capital requirements resulting from the growth of the Company including increases in accounts receivable. Net cash used in operating activities of the Company totaled $1.6 million, $92,000, and $3.4 million in 1996, 1995, and 1994, respectively. The increase in 1996 is primarily attributed to the increase in accounts receivable resulting from the continued growth of the Company and increased product offerings, and to the write-off of in-process research and development and other costs related to the acquisitions of Dive and RTG. Net cash used in investing activities, which totaled $22.5 million, $1.3 million, and $854,000 in 1996, 1995, and 1994, respectively, also increased significantly in 1996 due to the purchase of short-term investments and to increased capital expenditures. Net cash (used in) provided by financing activities totaled $(3.8) million, $45.3 million, and $7.2 million in 1996, 1995, and 1994. The increase in net cash used in financing activities in 1996 is due to the repayment of notes payable to stockholders acquired from RTG and to loans made to two founders of RTG who are now officers of the Company, offset by proceeds from the exercise of stock options. Net cash provided by financing activities in 1995 is primarily attributed to the initial public offering of the Company's common stock.

  The Company anticipates investing a significant amount of working capital during the next twelve months for upgraded management information systems; equipment and software for development purposes; and leasehold improvements, furniture, and fixtures related to expansion of the Company's facilities. In addition, the Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow.

  The Company believes that its current cash balances, cash provided by future operations, if any, and available borrowings under the Company's line of credit are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. Index to Financial Statements

  The following financial statements are filed as part of this Report:

                                                                       PAGE NO.
                                                                       --------
      Audited Financial Statements
      ----------------------------
      Report of Independent Public Accountants........................    30
      Consolidated Balance Sheets as of December 31, 1996 and 1995....    31
      Consolidated Statements of Operations for each of the three
       years in the period ended December 31, 1996....................    32
      Consolidated Statements of Stockholders' Equity (Deficit) for
       each of the three years in the period ended December 31, 1996..    33
      Consolidated Statements of Cash Flows for each of the three
       years in the period ended December 31, 1996....................    34
      Notes to Consolidated Financial Statements......................    36

2. Index to Financial Statement Schedules

  The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the financial statements and the notes thereto.

                                                                        PAGE NO.
                                                                        --------
      Schedules
      ---------
      Schedule II  Valuation and Qualifying Accounts...................    50

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
MetaTools, Inc.

  We have audited the accompanying consolidated balance sheets of MetaTools, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996, and the related financial statement schedule as listed in the index on page 29 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaTools, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Sherman Oaks, California
February 3, 1997, except for Note 16 as
 to which the date is February 11, 1997

                                METATOOLS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1996         1995
                                                     ------------  -----------
ASSETS
Current assets:
  Cash and cash equivalents......................... $ 18,961,000  $46,885,000
  Short-term investments............................   20,596,000          --
  Accounts receivable, net of allowance for returns
   and doubtful accounts of $1,239,000 and
   $1,003,000 in 1996 and 1995, respectively........    9,994,000    2,677,000
  Inventories.......................................      252,000      912,000
  Deferred income taxes.............................      746,000          --
  Prepaid expenses..................................    2,080,000      890,000
                                                     ------------  -----------
    Total current assets............................   52,629,000   51,364,000
Property and equipment, net.........................    3,123,000    1,577,000
Other assets........................................    1,277,000      496,000
                                                     ------------  -----------
    Total assets.................................... $ 57,029,000  $53,437,000
                                                     ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $  2,269,000  $ 1,795,000
  Accrued expenses..................................    3,527,000      866,000
  Royalties payable.................................      402,000      588,000
                                                     ------------  -----------
    Total current liabilities.......................    6,198,000    3,249,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
   authorized--none issued and outstanding at
   December 31, 1996 and 1995.......................          --           --
  Common stock, $.001 par value; 30,000,000 shares
   authorized--13,253,584 and 11,597,908 shares
   issued and outstanding at December 31, 1996 and
   1995, respectively...............................       13,000       12,000
  Paid-in capital...................................   67,310,000   54,429,000
  Notes receivable from stockholders................   (3,000,000)         --
  Accumulated deficit...............................  (13,492,000)  (4,253,000)
                                                     ------------  -----------
    Total stockholders' equity......................   50,831,000   50,188,000
                                                     ------------  -----------
    Total liabilities and stockholders' equity...... $ 57,029,000  $53,437,000
                                                     ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1996         1995         1994
                                         ------------  -----------  -----------
Net revenues...........................  $ 28,035,000  $16,731,000  $ 9,832,000
Cost of revenues.......................     4,560,000    4,935,000    3,503,000
                                         ------------  -----------  -----------
Gross profit...........................    23,475,000   11,796,000    6,329,000
Operating expenses:
  Sales and marketing..................    12,392,000    8,819,000    5,386,000
  General and administrative...........     3,002,000    1,978,000    2,051,000
  Research and development.............     3,437,000    1,566,000    1,050,000
  Write-off of acquired in-process
   technology and other acquisition
   costs...............................    15,182,000          --           --
                                         ------------  -----------  -----------
Total operating expenses...............    34,013,000   12,363,000    8,487,000
                                         ------------  -----------  -----------
Loss from operations...................   (10,538,000)    (567,000)  (2,158,000)
Other income (expense):
  Interest and investment income (ex-
   pense), net.........................     2,345,000       72,000      (36,000)
  Other income (expense)...............         3,000       (5,000)     (18,000)
                                         ------------  -----------  -----------
Loss before provision for income taxes.    (8,190,000)    (500,000)  (2,212,000)
Provision for income taxes.............     1,049,000          --           --
                                         ------------  -----------  -----------
Net loss...............................  $ (9,239,000) $  (500,000) $(2,212,000)
                                         ============  ===========  ===========
Net loss...............................  $ (9,239,000) $  (500,000) $(2,212,000)
Amortization of costs related to the
 issuance of mandatory redeemable
 Series B convertible preferred stock..           --       (89,000)     (99,000)
Preferred stock dividend requirement...           --           --      (140,000)
                                         ------------  -----------  -----------
Net loss applicable to common stock-
 holders...............................  $ (9,239,000) $  (589,000) $(2,451,000)
                                         ============  ===========  ===========
Net loss per common share..............  $       (.78) $      (.11) $      (.43)
                                         ============  ===========  ===========
Weighted average number of shares out-
 standing..............................    11,791,000    5,415,000    5,647,000
                                         ============  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                              SERIES A                              PAID-IN       NOTES                        TOTAL
                           PREFERRED STOCK       COMMON STOCK       CAPITAL     RECEIVABLE                 STOCKHOLDERS'
                          ------------------  ------------------- -----------      FROM      ACCUMULATED      EQUITY
                           SHARES    AMOUNT     SHARES    AMOUNT    AMOUNT     STOCKHOLDERS   (DEFICIT)      (DEFICIT)
                          --------  --------  ----------  ------- -----------  ------------  ------------  -------------
Balances at December 31,
 1993...................   841,000  $841,000   3,200,000  $ 3,000 $    64,000  $   (10,000)  $ (1,353,000)  $  (455,000)
Issuance of common stock
 to employees in
 exchange for services..       --        --       28,500      --        2,000          --             --          2,000
Repurchase of common
 stock..................       --        --     (100,000)     --       (3,000)         --             --         (3,000)
Amortization of costs
 related to the issuance
 of mandatory redeemable
 Series B preferred
 stock..................       --        --          --       --          --           --         (99,000)      (99,000)
Preferred stock dividend
 requirement............       --        --          --       --          --           --        (140,000)     (140,000)
Notes receivable from
 stockholders...........       --        --          --       --          --      (435,000)           --       (435,000)
Net loss................       --        --          --       --          --           --      (2,212,000)   (2,212,000)
                          --------  --------  ----------  ------- -----------  -----------   ------------   -----------
Balances at December 31,
 1994...................   841,000   841,000   3,128,500    3,000      63,000     (445,000)    (3,804,000)   (3,342,000)
Issuance of common stock
 upon the exercise of
 warrants...............       --        --      612,533    1,000      54,000          --             --         55,000
Issuance of common stock
 upon the exercise of
 stock options..........       --        --       13,125      --       12,000          --             --         12,000
Repurchase of common
 stock..................       --        --       (5,750)     --          --           --             --            --
Amortization of costs
 related to the issuance
 of mandatory redeemable
 Series B preferred
 stock..................       --        --          --       --          --           --         (89,000)      (89,000)
Reversal of preferred
 stock dividend
 requirement in
 connection with
 conversion of Series B
 preferred stock........       --        --          --       --     (140,000)         --         140,000           --
Conversion of Series A
 preferred stock........  (841,000) (841,000)  1,682,000    2,000     839,000          --             --            --
Conversion of Series B
 preferred stock........       --        --    3,390,000    3,000   8,445,000          --             --      8,448,000
Issuance of common
 stock, net of offering
 costs totaling
 $1,337,000.............       --        --    2,777,500    3,000  45,156,000          --             --     45,159,000
Repayment of notes
 receivable from
 stockholders...........       --        --          --       --          --       445,000            --        445,000
Net loss................       --        --          --       --          --           --        (500,000)     (500,000)
                          --------  --------  ----------  ------- -----------  -----------   ------------   -----------
Balances at December 31,
 1995...................       --        --   11,597,908   12,000  54,429,000          --      (4,253,000)   50,188,000
Issuance of common stock
 upon the exercise of
 stock options..........       --        --      295,953      --      636,000          --             --        636,000
Issuance of common stock
 in connection with the
 employee stock purchase
 plan...................       --        --        8,232      --      126,000          --             --        126,000
Issuance of common
 stock..................       --        --       19,635      --      138,000          --             --        138,000
Issuance of common stock
 in connection with the
 acquisition of Real
 Time Geometry Corp.....       --        --    1,331,856    1,000  11,241,000          --             --     11,242,000
Tax benefit related to
 stock options..........       --        --          --       --      740,000          --             --        740,000
Notes receivable from
 stockholders...........       --        --          --       --          --    (3,000,000)           --     (3,000,000)
Net loss................       --        --          --       --          --           --      (9,239,000)   (9,239,000)
                          --------  --------  ----------  ------- -----------  -----------   ------------   -----------
Balances at December 31,
 1996...................       --   $    --   13,253,584  $13,000 $67,310,000  $(3,000,000)  $(13,492,000)  $50,831,000
                          ========  ========  ==========  ======= ===========  ===========   ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                            1996         1995         1994
                                        ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................  $ (9,239,000) $  (500,000) $(2,212,000)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
  Write-off of acquired in-process
   technology.........................    13,623,000          --           --
  Deferred income taxes...............      (746,000)         --           --
  Depreciation and amortization.......       786,000      305,000       64,000
  Provision for losses on receivables
   and returns........................     2,614,000    1,885,000    1,519,000
  Provision for losses on inventory...       221,000      359,000      175,000
  Issuance of common stock to
   employees in exchange for services.           --           --         2,000
  Changes in operating assets and
   liabilities:
    Accounts receivable...............    (9,931,000)  (1,788,000)  (3,276,000)
    Inventories.......................       439,000     (668,000)    (613,000)
    Prepaid expenses and other assets.      (497,000)    (642,000)     147,000
    Accounts payable and accrued
     expenses.........................     1,365,000      920,000      410,000
    Royalties payable.................      (186,000)      37,000      360,000
                                        ------------  -----------  -----------
      Net cash used in operating
       activities.....................    (1,551,000)     (92,000)  (3,424,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment...    (1,672,000)  (1,156,000)    (614,000)
Purchases of software technology and
 product rights.......................      (125,000)    (395,000)         --
Purchases of short-term investments...   (50,938,000)         --           --
Proceeds from maturities of short-term
 investments..........................    30,342,000          --           --
Payment in connection with
 acquisition..........................      (139,000)         --           --
Purchase of certificate of deposit--
 restricted use.......................           --           --      (240,000)
Sale of certificate of deposit--
 restricted use.......................           --       240,000          --
                                        ------------  -----------  -----------
      Net cash used in investing
       activities.....................   (22,532,000)  (1,311,000)    (854,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank note payable.......           --       415,000      340,000
Repayment of bank note payable........           --      (815,000)         --
Repayment of notes payable to
 stockholders.........................    (1,477,000)         --      (537,000)
Increase in notes receivable from
 stockholders.........................    (3,000,000)         --      (435,000)
Repayment of notes receivable from
 stockholders.........................           --       445,000          --
Proceeds from exercise of stock
 warrants and options.................       636,000       67,000          --
Net proceeds from issuance of
 preferred stock......................           --           --     7,795,000
Net proceeds from issuance of common
 stock................................           --    45,159,000          --
Payment for repurchase of common
 stock................................           --           --        (3,000)
                                        ------------  -----------  -----------
      Net cash (used in) provided by
       financing activities...........    (3,841,000)  45,271,000    7,160,000
                                        ------------  -----------  -----------
Net (decrease) increase in cash and
 cash equivalents.....................   (27,924,000)  43,868,000    2,882,000
Cash and cash equivalents at beginning
 of period............................    46,885,000    3,017,000      135,000
                                        ------------  -----------  -----------
Cash and cash equivalents at end of
 period...............................  $ 18,961,000  $46,885,000  $ 3,017,000
                                        ============  ===========  ===========

                                                  (Table continued on next page)

                                METATOOLS, INC.

                                                   YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                   1996        1995      1994
                                                ----------- ---------- --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 ACTIVITIES
Cash paid during the year for interest........  $       --  $   96,000 $ 93,000
Cash paid during the year for income taxes....    1,377,000        --       --

SUPPLEMENTAL DISCLOSURES OF NON-CASH
 ACTIVITIES
Issuance of common stock and stock options in
 connection with acquisition of Real Time
 Geometry Corp................................  $11,849,000 $      --  $    --
Net liabilities acquired in connection with
 acquisitions of Dive Laboratories, Inc. and
 Real Time Geometry Corp.:
  Property and equipment......................      498,000        --       --
  Prepaid expenses and other assets...........       33,000        --       --
  Accounts payable and accrued expenses.......      689,000        --       --
  Notes payable to stockholder................    1,477,000        --       --
Issuance of common stock in connection with
 employee stock purchase plan.................      126,000        --       --
Issuance of common stock in exchange for
 software technology and product rights.......      138,000        --       --
Tax benefit related to stock options..........      740,000        --       --
Covenant not-to-compete with an officer of the
 Company......................................      600,000        --       --
Conversion of Series B redeemable convertible
 preferred stock to common stock..............          --   8,448,000      --
Conversion of Series A convertible preferred
 stock to common stock........................          --     841,000      --
Reversal of preferred stock dividend
 requirement in connection with conversion of
 Series B redeemable convertible preferred
 stock........................................          --     140,000      --
Issuance of Series B redeemable convertible
 preferred stock in exchange for reduction of
 notes payable to stockholders................          --         --   325,000
Issuance of Series B redeemable convertible
 preferred stock in exchange for services
 relating to equity funding received..........          --         --   250,000


  The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

  The consolidated financial statements include the accounts of MetaTools, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  MetaTools is a leading designer of visual computing and graphics software and technologies for professionals and consumers for Windows, Macintosh and other digital editing operating systems. MetaTools designs, develops, publishes, markets and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images, digital art, and Internet/online content.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within expectations, the establishing of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. Actual results could differ from those estimates.

  The computer graphic imaging and visual computing markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations, to adapt to new operating systems, hardware platforms and emerging industry standards, and to provide additional functionality to the Company's existing products. The inability of the Company to develop and introduce such products in a timely manner would have a material adverse effect on the Company's future business, operating results, financial condition, and cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

  The Company recognizes revenue in accordance with Statement of Position 91-1 ("SOP 91-1"), "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. Product revenues are recognized upon shipment to the customer, satisfaction of significant Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. At the time of shipment, the Company accrues for the estimated cost of post contract support in accordance with SOP 91-1. The Company provides an allowance for estimated returns at the time of product shipment and adjusts this allowance as needed based on actual returns history. At December 31, 1996 and 1995, the Company had an allowance for potential returns of approximately $817,000 and $601,000, respectively.

  The Company has entered into agreements whereby it licenses products to original equipment manufacturers and foreign publishers which provide such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees are recognized as revenue at delivery of the product master to the customer, satisfaction of significant Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts are recognized as revenue when such amounts exceed fixed minimum royalties.

                                METATOOLS, INC.

INVENTORIES

  Inventories consist of finished products and software components, primarily instruction manuals, diskettes, CD ROMs and packaging ready for assembly. The Company periodically evaluates the carrying value of its inventories, including a review for potentially excess or obsolete products, and adjusts these as necessary. At December 31, 1996 and 1995, the Company had reserves of approximately $211,000 and $534,000, respectively, for potentially excess or obsolete inventory items. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statement of operations. Maintenance and minor replacements are expensed as incurred.

RESEARCH AND DEVELOPMENT

  Research and development costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

  The Company accounts for its software development costs in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." This statement provides for capitalization of certain software development costs once technological feasibility is established. The costs so capitalized are then amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

ADVERTISING

  The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through co-op advertising arrangements.

  Advertising expense was approximately $3,384,000, $2,453,000, and $1,328,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  The Company considers its investment portfolio available for sale as defined in SFAS No. 115. The amortized cost of securities, which approximate market value at December 31, 1996, are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, realized gains and losses, interest and dividends, and declines in value judged to be other than temporary are included in investment income. The cost of securities sold is based on the specific identification method.

                                METATOOLS, INC.

  The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments which are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

ROYALTY EXPENSE

  The Company licenses certain third-party software and code for inclusion in its products. Royalties are payable to developers of the software or code at various rates and amounts, generally based on net unit sales or net revenues. These agreements may include royalty advances against future expected sales, which advances are recorded as prepaid expenses until such royalties are earned. Royalty expense, which is included as a component of cost of revenues, amounted to approximately $895,000, $1,670,000, and $1,312,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

MAJOR CUSTOMERS AND CREDIT RISK

  The Company sells its retail products domestically through unaffiliated distributors and original equipment manufacturers, as well as directly to end-users. International sales are generally made through distributors in each of the foreign countries in which the Company markets its products. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Estimated credit losses and returns, if any, have been provided for in the financial statements and have generally been within management's expectations. At December 31, 1996 and 1995, the Company has an allowance for doubtful accounts of approximately $422,000 and $402,000, respectively.

  For the years ended December 31, 1996, 1995, and 1994, one of the Company's major domestic distributors accounted for approximately 18%, 26%, and 12% of net revenues, respectively, and another major domestic distributor accounted for approximately 2%, 4%, and 10% of net revenues, respectively. Revenues from international customers, primarily in Western Europe and Japan, accounted for approximately 36%, 28%, and 18%, of net revenues, for the years ended
December 31, 1996, 1995 and 1994, respectively. Revenues from one of the international customers included in the above amount accounted for approximately 15% of net revenues in 1996 and 1% in 1995, while another international customer, to which the Company did not sell in 1996, accounted for approximately 11% of net revenues in 1995.

  At December 31, 1996, and periodically throughout 1994 to December 31, 1996, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

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

INCOME TAXES

  The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                METATOOLS, INC.

STOCK-BASED COMPENSATION

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

  SFAS No. 123, "Accounting for Awards of Stock-Based Compensation to Employees," provides alternative accounting treatment to APB Opinion No. 25 with respect to stock-based compensation and requires certain additional disclosures, including disclosures if the Company elects not to adopt the accounting measurement requirements of SFAS No. 123. The Company has elected not to adopt the accounting measurement requirements of SFAS No. 123 for stock options granted to employees; however, the Company has provided the required additional disclosures in the footnotes to the consolidated financial statements.

NET INCOME (LOSS) PER COMMON SHARE

  Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares, issued at prices below the public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods presented, using the treasury stock method and the initial public offering price. The net income (loss) attributable to common stockholders excludes the impact of approximately $192,000 and $21,000 for the years ended December 31, 1995 and 1994, respectively, which represents the preferred stock dividend on redeemable convertible preferred stock issued within the twelve-month period immediately preceding the initial filing (2,044,000 shares) as these shares were included in the determination of the number of shares used in the per share calculations.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

3. ACQUISITIONS

DIVE LABORATORIES

  On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"), a privately held company based in Santa Cruz, California, developing 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000, for the year ended December 31, 1996. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The operating results of Dive have been included in the accompanying consolidated financial statements from the date of acquisition.

REAL TIME GEOMETRY

  On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method

                                METATOOLS, INC.

of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. In connection with the acquisition, the Company recorded a one-time charge to earnings of $14,449,000, comprised of acquisition costs of $1,189,000 and in-process research and development expenses of $13,260,000, for the year ended December 31, 1996.

  The operating results of RTG have been included in the accompanying consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and RTG as if the acquisition had taken place on February 1, 1996 (date of inception of RTG). In management's opinion, the following unaudited pro forma consolidated information is not indicative of the actual results that would have occurred had the acquisition been consummated on February 1, 1996 or of future operations of the consolidated entities under the ownership and management of the Company:

                                                                    (UNAUDITED)
                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
      Net sales.................................................... $28,035,000
      Net income...................................................   3,150,000
      Net income per common share..................................         .22

4. INVESTMENTS

  The Company considers its investment portfolio available-for-sale as defined in SFAS No. 115. There were no material gross realized or unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1996. The cost of the investment portfolio by type of security, contractual maturity, and its classification in the balance sheet, is a follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
      Type of security:
        Corporate debt securities...................... $24,491,000 $42,817,000
        U.S. Treasury securities.......................  14,183,000         --
        Money market funds.............................     324,000   3,380,000
        Certificates of deposit........................         --      251,000
                                                        ----------- -----------
                                                        $38,998,000 $46,448,000
                                                        =========== ===========
      Contractual maturity:
        Due in one year or less........................ $26,726,000 $46,448,000
        Due in one to three years......................  12,272,000         --
                                                        ----------- -----------
                                                        $38,998,000 $46,448,000
                                                        =========== ===========

                                METATOOLS, INC.

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
      Classification in balance sheet:
        Cash and cash equivalents.................... $18,961,000  $46,885,000
        Marketable securities........................  20,596,000          --
                                                      -----------  -----------
                                                       39,557,000   46,885,000
        Less cash....................................     559,000      437,000
                                                      -----------  -----------
                                                      $38,998,000  $46,448,000
                                                      ===========  ===========

5. INVENTORIES

     Inventories consist of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
        Finished goods............................... $   229,000  $   488,000
        Materials and supplies.......................      23,000      424,000
                                                      -----------  -----------
                                                      $   252,000  $   912,000
                                                      ===========  ===========

6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
        Computer equipment........................... $ 3,125,000  $ 1,410,000
        Office furniture and equipment...............     991,000      600,000
        Leasehold improvements.......................      64,000          --
                                                      -----------  -----------
                                                        4,180,000    2,010,000
        Less accumulated depreciation and
         amortization................................  (1,057,000)    (433,000)
                                                      -----------  -----------
                                                      $ 3,123,000  $ 1,577,000
                                                      ===========  ===========

7. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
        Accrued compensation......................... $ 1,283,000  $   378,000
        Accrued acquisition costs....................     790,000          --
        Covenant not-to-compete......................     600,000          --
        Accrued advertising..........................      48,000      195,000
        Other accrued expenses.......................     806,000      293,000
                                                      -----------  -----------
                                                      $ 3,527,000  $   866,000
                                                      ===========  ===========

                                METATOOLS, INC.

8. RELATED PARTY TRANSACTIONS

  In April 1993, the Series A Preferred stockholders, an officer and certain directors loaned $725,000 to the Company as bridge financing until the Series B Redeemable Convertible Preferred Stock ("Series B Preferred") financing was completed in February 1994. The loans were convertible into Series B Preferred at the same purchase price paid by the other Series B Preferred stockholders, or the loans would begin accruing interest at 6% per annum until paid. A portion of the above bridge financing totaling $325,000 was converted into Series B Preferred at $2.50 per share and the remaining amounts were repaid, including interest totaling $22,000. Further, each Series B Preferred investor who converted a loan into shares received Series C Warrants, as described in
Note 10.

  Additional officer/stockholder loans in the amount of $137,000 were repaid in 1994.

  In 1994, the Company loaned $435,000 to an officer and director of the Company to relocate his residence, against which he had pledged his stock in the Company. The loans, consisting of $80,000 at the prime interest rate and $355,000 at 7% per annum, were repaid during December 1995. Further, the Company leases space for development activities at this officer's residence at a rental rate of $2,500 per month.

  A director of the Company rendered services to the Company for which he received $44,000, $42,000, and $30,000 in each of 1996, 1995, and 1994.

  In connection with the acquisition of RTG on December 31, 1996 (Note 3), the Company entered into a noncompetition agreement with one of RTG's founders who is now an officer of the Company. The agreement, which carries a term of four years, provides for payments to the officer in the amount of $450,000 in 1997 and $150,000 in 1998. In addition, the Company loaned $2,000,000 and $1,000,000 to two founders of RTG, who are now officers of the Company. The loans accrue interest semi-annually at 5.67% and are payable on December 31, 1999. The loans, which are classified as a component of stockholders' equity, are collateralized by shares of common stock of the Company owned by the officers.

9. NOTES PAYABLE TO BANK

  In September 1994, the Company entered into a credit facility (the "Facility") with its principal lending institution (the "Bank"); the Facility was collateralized by substantially all of the Company's assets. The Facility enabled the Company to borrow up to $500,000 as a Term Loan (the "Term Loan") for new equipment purchased through March 1995 and also included a Line of Credit (the "Line") under which borrowings could be made based upon eligible accounts receivable (as defined), up to aggregate amount of $1 million. The Term Loan accrued interest at 2% above the Bank's prevailing prime interest rate and the Line accrued interest at 1.5% above the Bank's prevailing prime interest rate. Borrowings under both the Term Loan and the Line were repaid in December 1995.

  In December 1995, the Company amended its Facility (the "Amended Facility") with the Bank, increasing available borrowings under the Line to $3 million and decreasing interest on borrowings under the Line to the Bank's prevailing prime interest rate. Additionally, the Amended Facility revised the Line to provide for a $500,000 letter of credit subfacility and a $250,000 foreign exchange contract subfacility. There were no borrowings against the Line during the year ended December 31, 1996. In addition, there were no outstanding letters of credit or foreign exchange contracts at December 31, 1996. The Amended Facility expires in November 1997, if not renewed. Interest expense for the years ended December 31, 1995 and 1994 totaled $96,000 and $71,000, respectively. The weighted average interest rate for the years ended December 31, 1995 and 1994 were 10.8% and 8.6% per annum, respectively.

  The Amended Facility contains certain covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain measures of liquidity and equity.

                                METATOOLS, INC.

10. STOCKHOLDER'S EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

  At December 31, 1994, the Company had authorized 841,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), of which 841,000 shares were issued and outstanding. The Series A Preferred was entitled to noncumulative, quarterly dividends, if earned and declared, commencing March 1, 1994 at a rate of $0.0125 per share. The Series A Preferred was convertible into common stock at the rate of two shares of common stock for each share of preferred stock, had voting rights equal to its common stock conversion, voted with the common stock and carried a stated value of $1.00 per share and a liquidation preference of $1.00 per share, plus any dividends declared and unpaid. During 1995, 841,000 shares of Series A Preferred were converted into 1,682,000 shares of common stock. No shares of Series A Preferred were authorized at December 31, 1996.

SERIES A AND B WARRANTS

  The Company had issued 54,000 Series A and 54,000 Series B Warrants to purchase common stock. During 1995, 54,000 Series A and 54,000 Series B Warrants were exercised for the purchase of 105,033 net shares of common stock at $1.00 per share.

SERIES C WARRANTS

  The Company had authorized and issued 510,000 Series C Warrants to purchase common stock as follows:

  . In June 1993 and January 1994, the Company issued 100,000 and 20,000 warrants, respectively, to officers and directors of the Company for significant contributions relating to development of the Company's products and obtaining a line of credit.


  . In February 1994, the Company issued 130,000 warrants to the Series B Preferred holders who had converted their bridge loans as discussed in
     Note 8.

  . In January and September 1994, the Company issued 220,000 and 40,000 warrants, respectively, to a director of the Company as consideration for his agreement to extend his bridge loan to the Company and for the subordination of such loan in favor of notes payable to a bank (Note 8).

  During 1995, 510,000 Series C Warrants were exercised for the purchase of 481,667 net shares of common stock at $1.00 per share.

OTHER WARRANTS

  In September 1994, the Company issued 30,000 warrants to a bank to purchase shares of Series B Preferred at a purchase price of $2.50 per share. During 1995, 30,000 warrants were exercised for the purchase of 25,833 net shares of common stock at $2.50 per share.

11. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

  The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either the purchase date or the offering date, whichever is lower. As of December 31, 1996, 8,232 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 1996, an aggregate of 141,768 shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

                                METATOOLS, INC.

401(K) PLAN

  In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company did not make any contributions to the 401(k) Plan during the years ended December 31, 1996 and 1995.

STOCK OPTION PLANS (THE "PLANS")

 1992 Incentive Stock Option Plan

  The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale or award of restricted common stock to employees and consultants of the Company. As of December 31, 1996, options to purchase an aggregate of 718,000 shares of common stock were outstanding under the 1992 Plan, with vesting provisions ranging up to five years. At December 31, 1996, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1992 Plan.

 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

  The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. As of December 31, 1996, options to purchase an aggregate of 644,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 1996, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

 1995 Stock Plan

  The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1996, options to purchase an aggregate of 429,000 shares of common stock have been granted under the 1995 Plan, with vesting provisions ranging up to four years. At December 31, 1996, an aggregate of 70,000 shares of common stock were reserved for future issuance under the 1995 Plan.

 1995 Director Option Plan

  The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. As of December 31, 1996, 15,000 options have been granted under the 1995 Director Plan. At December 31, 1996, an aggregate of 135,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

 1996 Dive Option Plan

  In connection with the acquisition of Dive in August 1996 (Note 3), the Company issued options to purchase an aggregate of 211,000 shares of common stock to the previous stockholders and employees of Dive (the "Dive Option Plan"). The non-statutory stock options vest over four years. At December 31, 1996, no shares of common stock were reserved for future issuance under the Dive Option Plan.

                                METATOOLS, INC.

 1996 Nonstatutory Stock Option Plan

  The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1996, options to purchase an aggregate of 1,099,000 shares of common stock have been granted under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. At December 31, 1996, an aggregate of 201,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

 Common Stock Issued Under Plans

  In 1994, 28,000 shares of common stock were issued at $0.065 per share and 100,000 shares were repurchased at prices ranging from $0.025 to $0.065 per share (original issuance prices). The above issuances of common stock were in exchange for services rendered by employees.

  In addition, in January 1994 the Company issued 500 shares of common stock at $0.50 per share outside the Stock Option Plans in exchange for services rendered.

 Options Issued Under Plans

  The Company has adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock Based Compensation," as of December 31, 1996. The following summarizes activity in the Plans for the years ended December 31, 1994, 1995, and 1996:

                                                        OPTIONS OUTSTANDING
                                                      -------------------------
                                           OPTIONS                  WEIGHTED
                                        AVAILABLE FOR NUMBER OF     AVERAGE
                                            GRANT      SHARES    EXERCISE PRICE
                                        ------------- ---------  --------------
Options outstanding at December 31,
 1993..................................     973,000      55,000      $  .50
  Shares reserved under new plans......   1,089,000         --          --
  Granted--exercise price equal to fair
   value...............................    (834,000)    834,000        1.00
  Exercised............................         --          --          --
  Canceled.............................         --          --          --
                                         ----------   ---------      ------
Options outstanding at December 31,
 1994..................................   1,228,000     889,000         .97
  Shares reserved under new plans......     650,000         --          --
  Reduction in shares reserved under
   plans...............................    (358,000)        --          --
  Granted--exercise price equal to fair
   value...............................  (1,095,000)  1,095,000        5.68
  Exercised............................          --     (13,000)        .92
  Canceled.............................     124,000    (124,000)       2.56
                                         ----------   ---------      ------
Options outstanding at December 31,
 1995..................................     549,000   1,847,000        3.66
  Shares reserved under new plans......   1,511,000         --          --
  Reduction in shares reserved under
   plans...............................     (89,000)        --          --
  Granted--exercise price equal to fair
   value...............................    (910,000)    910,000       15.11
  Granted--exercise price greater than
   fair value..........................    (809,000)    809,000       12.73
  Exercised............................         --     (296,000)       2.16
  Canceled.............................     154,000    (154,000)       8.90
                                         ----------   ---------      ------
Options outstanding at December 31,
 1996..................................     406,000   3,116,000      $ 9.23
                                         ==========   =========      ======

                                METATOOLS, INC.

  The following summarizes the weighted average fair value of options granted during the years ended December 31, 1996 and 1995:

                                                                   YEARS ENDED
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
      Exercise price equal to fair value......................... $ 9.72 $ 3.66
      Exercise price greater than fair value.....................   7.58    --

  The following summarizes information about stock options outstanding at December 31, 1996:

                                          OUTSTANDING            EXERCISABLE
                                   -------------------------- ------------------
                                                     WEIGHTED           WEIGHTED
                                                     AVERAGE            AVERAGE
                                             AVERAGE EXERCISE           EXERCISE
EXERCISE PRICE RANGE                SHARES   LIFE(A)  PRICE    SHARES    PRICE
--------------------               --------- ------- -------- --------- --------
$0.50--$1.00......................   718,000   7.72   $ 0.99    445,000  $ 0.99
$1.10--$11.75.....................   825,000   5.00   $ 6.55    262,000  $ 4.43
$12.50--$12.50....................   791,000  10.00   $12.50     96,000  $12.50
$13.75--$25.13....................   782,000   9.46   $16.32    244,000  $15.77
                                   ---------  -----   ------  ---------  ------
Total............................. 3,116,000   8.01   $ 9.23  1,047,000  $ 6.35
                                   =========  =====   ======  =========  ======

--------
(a) Average contractual life remaining in years.

  The Company has accrued compensation expense of $607,000 for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition (Note 3) in December 1996.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for both 1995 and 1996: risk-free interest rate of 6.0%, no dividend yield, volatility factor of the expected market price of the Company's common stock of .80, and a weighted-average expected life of the options of 4.3 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss, net loss applicable to common stockholders, and net loss per common share would approximate the following:

                                                     AS REPORTED   PRO FORMA
                                                     -----------  ------------
Year Ended December 31, 1996:
  Net loss.......................................... $(9,239,000) $(10,656,000)
  Net loss applicable to common stockholders........  (9,239,000)  (10,656,000)
  Net loss per common share.........................        (.78)         (.90)

Year Ended December 31, 1995:
  Net loss.......................................... $  (500,000) $   (720,000)
  Net loss applicable to common stockholders........    (589,000)     (809,000)
  Net loss per common share.........................        (.11)         (.15)

  The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The Company anticipates grants of additional awards in future years.

                                METATOOLS, INC.

12. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

  At December 31, 1994, the Company had authorized 3,600,000 shares of Series B Preferred, of which 3,390,000 shares were issued and outstanding. The Series B Preferred accrued cumulative, quarterly dividends, whether or not earned or declared, commencing March 1, 1994 at a rate of $0.03125 per share. The Series B Preferred was convertible into common stock of the Company at a conversion rate of one share of common stock for each share of preferred, had voting rights equal to its common stock conversion, voted with the common stock and carried a stated value of $2.50 per share and a liquidation preference of $2.50 per share plus any accrued and unpaid dividends, whether or not declared. At the option of the majority of the holders of the Series B Preferred, the Series B Preferred was redeemable by the Company based on certain dates and terms. The Company recorded an increase in the value of the Series B Preferred of $89,000 and $99,000 for December 31, 1995 and 1994, respectively, for the amortization of costs related to the issuance of the Series B Preferred. In addition, the Company recorded an increase in the value of the Series B Preferred of $140,000 for December 31, 1994, for accrued and unpaid dividends, which subsequently reversed in 1995 upon the conversion of 3,390,000 shares of Series B Preferred into 3,390,000 shares of common stock. No shares of Series B Preferred were authorized at December 31, 1995.

13. INCOME TAXES

  The components of the provision for income taxes for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                             -----------------------------------
                                                1996        1995        1994
                                             ----------  ----------- -----------
      Current:
        Federal............................. $1,342,000  $       --  $       --
        State...............................    433,000          --          --
                                             ----------  ----------- -----------
        Total current.......................  1,775,000          --          --
      Deferred:
        Federal.............................   (730,000)         --          --
        State...............................      4,000          --          --
                                             ----------  ----------- -----------
        Total deferred......................   (726,000)         --          --
                                             ----------  ----------- -----------
                                             $1,049,000  $       --  $       --
                                             ==========  =========== ===========

  The differences between the Company's effective income tax rate and the United States statutory rate are as follows:

                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                        ---------------------
                                                        1996    1995    1994
                                                        -----   -----   -----
      Federal tax benefit at the statutory rate........ (34.0)% (34.0)% (34.0)%
      State income taxes, net of Federal income tax
       benefit.........................................   3.7     --      --
      Nondeductible acquisition costs..................  56.8     --      --
      Nondeductible expenses...........................   2.8    10.5     1.5
      Change in valuation reserve on Federal deferred
       income tax assets............................... (16.5)    --      --
      Loss carryforwards...............................   --     23.5    32.5
                                                        -----   -----   -----
                                                         12.8 %   --  %   --  %
                                                        =====   =====   =====

                                METATOOLS, INC.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
Deferred tax assets:
  Allowance for returns and doubtful accounts......... $   537,000  $   434,000
  Inventory reserves..................................     110,000      294,000
  Accrued expenses....................................     130,000      186,000
  State income taxes..................................     136,000      371,000
  Net operating loss carryforwards....................     881,000      390,000
                                                       -----------  -----------
                                                         1,794,000    1,675,000
  Valuation allowance.................................  (1,048,000)  (1,571,000)
                                                       -----------  -----------
    Net deferred tax assets...........................     746,000      104,000
Deferred tax liabilities:
  Depreciation and amortization.......................     (20,000)    (104,000)
                                                       -----------  -----------
    Net deferred tax liabilities......................     (20,000)    (104,000)
                                                       -----------  -----------
Net deferred taxes.................................... $   726,000  $       --
                                                       ===========  ===========

  The net change in the valuation allowance for deferred taxes during the year ended December 31, 1996 was approximately $523,000. The Company's management believes a valuation allowance is required for the net operating losses of RTG due to potential limitations on the Company's ability to utilize the loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382. The valuation allowance increased by approximately $227,000 in 1995 as a result of the increase in current temporary differences, offset by changes in the net operating loss carryforwards.

  At December 31, 1996, the Company has net operating loss carryforwards of approximately $2,591,000 for federal income tax purposes, which begin expiring in 2011. The Company's net operating loss carryforwards relate to the Company's acquisition of RTG (Note 3).

14. COMMITMENTS

  Through September 1994, the Company leased office space in Santa Monica, California. This lease was terminated in September 1994, at which time the Company relocated its facilities to Carpinteria, California. The Company entered into a lease agreement for office space in Carpinteria, which expires in December 1998, if not renewed. In addition, the Company leases office space for its research facility in Princeton, New Jersey, its international headquarters in Dublin, Ireland, and its international sales offices pursuant to non-cancelable lease agreements with terms through May 2000.

  The Company also leases certain equipment and three vehicles for officers of the Company with lease terms of three to five years. Rent expense for office space, equipment, and vehicles amounted to approximately $425,000, $331,000, and $149,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                                METATOOLS, INC.

  Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 1996 are as follows:

      December 31, 1997.............................................. $  638,000
      December 31, 1998..............................................    637,000
      December 31, 1999..............................................    125,000
      December 31, 2000..............................................     18,000
                                                                      ----------
                                                                      $1,418,000
                                                                      ==========

15. CONTINGENCIES

  The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

16. SUBSEQUENT EVENTS

  On February 11, 1997, the Company entered into a definitive merger agreement with Fractal Design Corporation ("Fractal"). The definitive agreement and plan of reorganization provides that upon the effective date of the merger, each share of Fractal common stock shall be converted into 0.749 shares of the Company's common stock and each option to purchase Fractal common stock will be converted into options to purchase 0.749 shares of the Company's common stock at an exercise price equal to the exercise price to purchase Fractal options prior to the merger divided by 0.749. It is anticipated that approximately 8,962,000 shares of MetaTools common stock will be issued in connection with the merger, based upon the number of shares of Fractal common stock issued and outstanding at December 31, 1996 (which number does not include shares of MetaTools common stock to be issued to holders of options to purchase shares of Fractal common stock). The merger is intended to be accounted for as a pooling of interests and the companies intend to structure the merger to qualify as a tax free reorganization. The merger is contingent upon customary conditions including the approval of the stockholders of the Company and the shareholders of Fractal, the occurrence of no event which could have a material adverse effect with respect to the other party, and the satisfaction of any governmental or regulatory requirements to legally effect the merger. The merger is expected to become effective in the quarter ending June 30, 1997.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  Summarized quarterly financial information for fiscal years 1996 and 1995, are as follows:

                                              QUARTER ENDED
                             -------------------------------------------------
                              MARCH 31    JUNE 30    SEPTEMBER 30 DECEMBER 31
                             ----------  ----------  ------------ ------------
Fiscal year 1996:
  Net revenues.............. $5,503,000  $6,371,000   $7,241,000  $  8,920,000
  Gross profit..............  4,400,000   5,254,000    6,053,000     7,768,000
  Net income (loss).........    724,000   1,002,000      992,000   (11,957,000)
  Net income (loss) per
   share....................        .06         .08          .08         (1.00)
Fiscal year 1995:
  Net revenues.............. $3,420,000  $3,971,000   $4,404,000  $  4,936,000
  Gross profit..............  2,065,000   2,649,000    3,310,000     3,772,000
  Net income (loss).........   (430,000)   (436,000)      80,000       286,000
  Net income (loss) per
   share....................       (.09)       (.09)         .00           .03

                                METATOOLS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                   BALANCE AT CHARGED TO            BALANCE AT
                                   BEGINNING  COSTS AND               END OF
           DESCRIPTION             OF PERIOD   EXPENSES  DEDUCTIONS   PERIOD
           -----------             ---------- ---------- ---------- ----------
Allowance for Doubtful Accounts:
  Year Ended December 31, 1996.... $  402,000 $  351,000 $  331,000 $  422,000
  Year Ended December 31, 1995....    310,000    210,000    118,000    402,000
  Year Ended December 31, 1994....     71,000    460,000    221,000    310,000

Allowance for Returns:
  Year Ended December 31, 1996.... $  601,000 $2,263,000 $2,047,000 $  817,000
  Year Ended December 31, 1995....    489,000  1,675,000  1,563,000    601,000
  Year Ended December 31, 1994....     95,000  1,059,000    665,000    489,000

Allowance for Inventory Obsoles-
 cence:
  Year Ended December 31, 1996.... $  534,000 $  221,000 $  544,000 $  211,000
  Year Ended December 31, 1995....    175,000    359,000        --     534,000
  Year Ended December 31, 1994....        --     175,000        --     175,000

Valuation Allowance for Deferred
 Tax Assets:
  Year Ended December 31, 1996.... $1,571,000 $      --  $  523,000 $1,048,000
  Year Ended December 31, 1995....  1,344,000    227,000        --   1,571,000
  Year Ended December 31, 1994....    400,000    944,000        --   1,344,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Election of Board of Directors."

  The information concerning the Company's executive officers required by this item is incorporated by reference herein to Part I, Item 4, entitled "Executive Officers of the Registrant," on page 19 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item, except for such information as need not be incorporated herein by reference under rules promulgated by the Securities and Exchange Commission, is incorporated by reference to the section in the Company's Proxy Statement entitled "Compensation of MetaTools Executive Officers."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Security Ownership of MetaTools Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 29 of this Report.

  2. Exhibits.

 EXHIBIT
 NUMBER                               EXHIBIT TITLE
 -------                              -------------
  2.1    Form of Agreement and Plan of Merger by and between the Registrant and
         MetaTools, Inc., a California corporation (1)
  2.2    Stock Purchase Agreement between the Registrant and Real Time Geometry
         Corp. dated December 23, 1996 (the exhibits listed therein have been omitted and filed separately as Exhibits 10.22, 10.23, 10.24, and
         10.25) (5)
  3.4    Restated Certificate of Incorporation of Registrant (3)
  3.6    Bylaws of Registrant, as amended (3)
  4.1    Specimen of Common Stock Certificate of Registrant (3)
 10.1    Indemnification Agreement for Executive Officers and Directors (1)
 10.2    Investors' Rights Agreement, as amended (1)
 10.3    1992 Incentive Stock Plan (1)
 10.4    1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted
         Stock Purchase Plan (1)
 10.5    1995 Stock Plan, as amended (2) (6)
 10.6    1995 Employee Stock Purchase Plan (2)
 10.7    1995 Director Option Plan (2)
 10.8    Employment Agreement between the Registrant and John J. Wilczak dated
         April 15, 1992, as amended (1)
 10.9    Employment Agreement between the Registrant and Kai Krause dated
         January 26, 1994 (1)
 10.10   Employment Agreement between the Registrant and Terance A. Kinninger dated September 27, 1995 (1)
 10.11   Employment Agreement between the Registrant and James Mervis dated
         April 3, 1995 (1)
 10.15   Loan and Security Agreement between the Registrant and Silicon Valley
         Bank dated September 25, 1994, as amended on December 6, 1996 (3)
 10.16*  Distribution Agreement between the Registrant and Ingram Micro Inc.
         dated October 19, 1992, as amended (1)
 10.19   Form of Employee Invention, Copyright, and Secrecy Agreement (1)
 10.20   Employment Agreement between the Registrant and Fred Brown dated
         November 13, 1995 (1)
 10.21*  Software Licensing Agreement between the Registrant and Marubeni
         Corporation dated as of January 31, 1996 (3)
 10.22   Turnkey / Inventory Agreement between the Registrant and Stream
         International Inc. dated as of April 18, 1996 (4)
 10.23   Employment Agreement between the Registrant and Robert Rice dated
         December 31, 1996 (5)
 10.24   Noncompetition Agreement between the Registrant and Alexander Migdal dated December 31, 1996 (5)
 10.25   Amended and Restated Investors' Rights Agreement (5)
 10.26   Employment Agreement between the Registrant and Alexander Migdal dated
         December 31, 1996 (5)

 EXHIBIT
 NUMBER                               EXHIBIT TITLE
 -------                              -------------
 10.27   1996 Dive Option Plan (6)
 10.28   1996 Nonstatutory Stock Option Plan (6)
 10.29*  Software Licensing Agreement between the Registrant and Prisma Express
         Distributionsgesellschaft GmbH dated as of December 30, 1996
 11.1    Statement Regarding Computations of Earnings per Common Share
 21.1    List of Registrant's Subsidiaries
 23.1    Consent of Coopers & Lybrand L.L.P., Independent Accountants
 27.1    Financial Data Schedule
 24.1    Power of Attorney (see page 55 of this Form 10-K)

--------
 * Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2, filed December 11, 1995, as amended (File No. 33-98628LA).
(2) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on or about April 1, 1996 (File No. 333-3070).
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1996.
(5) Incorporated by reference to the Company's Current Report on Form 8-K, filed on or about January 15, 1997.
(6) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on or about December 3, 1996 (File No. 333-17209).

  (b) Reports on Form 8-K

  No reports have been filed with the Securities and Exchange Commission during the fourth quarter ended December 31, 1996.

  (c) Exhibits

  See Item 14(a)(2) above.

  (d) Financial Statement Schedules

  See Item 14(a)(1) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 11th day of March 1997.

                                       METATOOLS, INC.

                                       By: /s/ TERANCE A. KINNINGER
                                          -------------------------------------
                                             Terance A. Kinninger
                                              Vice President and
                                           Chief Financial Officer

                               POWER OF ATTORNEY

  KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terance A. Kinninger, his attorney-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ JOHN J. WILCZAK           Chairman, President, and        March 11, 1997
____________________________________  Chief Executive Officer
          John J. Wilczak             (Principal Executive
                                      Officer)

    /s/ TERANCE A. KINNINGER         Vice President and Chief        March 11, 1997
____________________________________  Financial Officer
        Terance A. Kinninger          (Principal Financial and
                                      Accounting Officer)

         /s/ KAI KRAUSE              Director and Senior Science     March 11, 1997
____________________________________  and Design Officer
             Kai Krause

    /s/ SAMUEL H. JONES, JR.         Director                        March 11, 1997
____________________________________
        Samuel H. Jones, Jr.

         /s/ BERT KOLDE              Director                        March 11, 1997
____________________________________
             Bert Kolde

     /s/ WILLIAM H. LANE III         Director                        March 11, 1997
____________________________________
        William H. Lane III

      /s/ HOWARD L. MORGAN           Director                        March 11, 1997
____________________________________
          Howard L. Morgan

    /s/ WILLIAM J. SCHROEDER         Director                        March 11, 1997
____________________________________
        William J. Schroeder
