Form 10-K405/A
period 1996-12-31
METATOOLS INC
filed 1997-04-25
CIK 919794

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the registrant's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders to be held in May 1997, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                METATOOLS, INC.

                                FORM 10-K/A

                               TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                                  PART I
Item 1.   Business..............................................................................   3
Item 2.   Properties............................................................................  19
Item 3.   Legal Proceedings.....................................................................  19
Item 4.   Submission of Matters to a Vote of Security Holders...................................  19
                                                 PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.................  21
Item 6.   Selected Financial Data...............................................................  22
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.  23
Item 8.   Financial Statements and Supplementary Data...........................................  29
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  52
                                                 PART III
Item 10.  Directors and Executive Officers of the Registrant....................................  52
Item 11.  Executive Compensation................................................................  52
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................  52
Item 13.  Certain Relationships and Related Transactions........................................  52
                                                 PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................  53
Signatures.....................................................................................   55

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

 Real Time Geometry Corp.

  On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms which transform images in real-time to a series of triangles to produce three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996.

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

  .  The Rapid Expansion of the Internet and Commercial Online
     Environments. The rapid expansion of the Internet and commercial and online environments is driving demand for tools to create enhanced digital graphic and multimedia content for use in web sites, electronic catalogs, shopping and transaction environments, electronic magazines and newspapers, online games, educational materials and other forms of online visual communication.*

  . The Enhancement of Visual Media for Communications, Entertainment and Education. Computer graphic imaging tools are changing the way information is communicated. Increasingly, producers of magazines, annual reports, marketing brochures, product packaging, advertising and newsletters are using software graphic arts tools to create sophisticated 2D illustrations and graphic designs for desktop published material. Similarly, computer graphic imaging and Internet/online design tools provide developers of videos, animations and games with the means to create 2D and 3D special effects, scenery, backgrounds, textures and materials to create high impact sales presentations, product demonstrations, videos, web sites, educational materials and game environments and backgrounds.

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

 Uncertainty as to the Future of the Macintosh Platform and Apple Computer

  Apple Computer, Inc. ("Apple Computer") has recently experienced significant financial difficulties and losses in market share and acceptance. On April 16, 1997, Apple Computer announced a substantial loss of approximately $708 million for its second fiscal quarter of 1997 due to the purchase of NeXT Software Inc. and certain restructuring charges including layoffs. This and previous announcements, and the overall perception of Apple Computer's prospects and continuing commercial vitality, may negatively impact the Company's Macintosh-based business. In particular, the Company has experienced declining momentum in sales of their Macintosh-based products compared to sales of their Windows-based products and historic Macintosh sales. The Company attributes this decline in part to uncertainty regarding the future of Apple Computer and the Macintosh environment.

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

  The Company is expending significant resources to develop the in-process research and development obtained in the acquisition of RTG. Presently, the Company employs 22 people and leases a 6,000 square foot office in Princeton, New Jersey, dedicated toward these activities. In addition, the Company anticipates capital expenditures in excess of $1 million during 1997 for computer and office equipment and furniture to support these development activities. The market for visual computing graphics software products, and the personal computer industry in general, is characterized by rapidly changing technology. There can be no assurances that the further development of the in-process research and development of the Company will result in commercially viable products.

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

 Dependence on Distributors and on Other Third Parties

  While the Company derives some revenues from direct sales, most of its revenues are derived from the sale of products through third parties. The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers, and direct marketers. In addition, the Company's products are manufactured by third party manufacturing and fulfillment providers. Ingram Micro, Inc. ("Ingram") and Prisma Distributionsgesellschaft GmbH, MetaTools' principal distributors, accounted for approximately 26% and 1% of net revenues, respectively, for the fiscal year ended December 31, 1995, and approximately 18% and 15% of net revenues, respectively, for the fiscal year ended December 31, 1996.

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
                                               ========   ========   ========

 Net Revenues

  The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased from $16.7 million in 1995 to $28.0 million in 1996, an increase of 68%. The increase in net revenues was attributed to volume increases resulting from the Company's release of new products and new versions of its existing products during 1996 and the second half of 1995, expansion of the domestic distribution channel, increased expansion of sales through original equipment manufacturers ("OEM's"), and increased international sales. The Company released Bryce 2 for Macintosh, Final Effects for Adobe's Premiere on the Macintosh platform, and PowerPhotos Series III in the first quarter; Kai's Power Goo, Final Effects for Adobe's Premiere on the Windows platform, and PowerPhotos Series IV in the second quarter; and Bryce 2 for Windows and MetaPhotos in the third quarter. International sales increased from 28% of net revenues in 1995 to 36% of net revenues in 1996, primarily reflecting the increase in revenues from Europe of approximately $5.1 million over 1995.

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

  On December 31, 1996, the Company completed the acquisition of RTG, a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms which transform images in real-time to a series of triangles to produce three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996. RTG's 21 research and development personnel will remain in Princeton, New Jersey, continuing visual computing research and development activities.

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

                                                                        PAGE NO.
                                                                        --------
      Schedules
      ---------
      Schedule II  Valuation and Qualifying Accounts...................    51

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

REAL TIME GEOMETRY

  On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, developing real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method

                                METATOOLS, INC.

of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms which transform images in real-time to a series of triangles to produce three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996.

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

17. INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

  The Company operates in one industry segment, prepackaged software. The Company designs, develops, publishes, markets and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images, digital art, and Internet/online content.

  All of the Company's international revenues were export sales from the Company's United States operations. Net revenues by geographic area for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 1996        1995        1994
                                              ----------- ----------- ----------
   United States............................. $17,934,000 $12,107,000 $8,107,000
   Europe....................................   7,458,000   2,321,000    454,000
   Pacific Rim...............................   2,021,000   2,172,000  1,192,000
   Rest of world.............................     622,000     131,000     79,000
                                              ----------- ----------- ----------
                                              $28,035,000 $16,731,000 $9,832,000
                                              =========== =========== ==========

                              METATOOLS, INC.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

  The net loss incurred for the quarter ended December 31, 1996 resulted from the write-off of acquired in-process technology and other costs related to the acquisition of RTG (Note 3).

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
 10.27   1996 Dive Option Plan (6)
 10.28   1996 Nonstatutory Stock Option Plan (6)
 10.29*  Software Licensing Agreement between the Registrant and Prisma Express
         Distributionsgesellschaft GmbH dated as of December 30, 1996 (7)
 11.1    Statement Regarding Computations of Earnings per Common Share (7)
 21.1    List of Registrant's Subsidiaries (7)
 23.1    Consent of Coopers & Lybrand L.L.P., Independent Accountants
 27.1    Financial Data Schedule (7)
 24.1    Power of Attorney (see page 56 of this Form 10-K)

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  (b) Reports on Form 8-K

  No reports have been filed with the Securities and Exchange Commission during the fourth quarter ended December 31, 1996.

  (c) Exhibits

  See Item 14(a)(2) above.

  (d) Financial Statement Schedules

  See Item 14(a)(1) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 23rd day of April 1997.
                                       METATOOLS, INC.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report has been signed by the following persons on behalf of the registrant and in the capacities indicated.


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
                 *                   Chairman, President, and        April 23, 1997
____________________________________  Chief Executive Officer
          John J. Wilczak             (Principal Executive
                                      Officer)

    /s/ TERANCE A. KINNINGER         Vice President and Chief        April 23, 1997
____________________________________  Financial Officer
        Terance A. Kinninger          (Principal Financial and
                                      Accounting Officer)

                 *                   Director and Senior Science     April 23, 1997
____________________________________  and Design Officer
             Kai Krause

                 *                   Director                        April 23, 1997
____________________________________
        Samuel H. Jones, Jr.

                 *                   Director                        April 23, 1997
____________________________________
             Bert Kolde

                 *                   Director                        April 23, 1997
____________________________________
        William H. Lane III

                 *                   Director                        April 23, 1997
____________________________________
          Howard L. Morgan

                 *                   Director                        April 23, 1997
____________________________________
        William J. Schroeder


* By /s/ TERANCE A. KINNINGER
------------------------------------
         Terance A. Kinninger
         Attorney in fact
                                      56