Form 10-Q
period 1997-03-31
METATOOLS INC
filed 1997-05-14
CIK 919794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended March 31, 1997 or

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

As of May 8, 1997, there were outstanding 13,796,774 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                                METATOOLS, INC.

                                   FORM 10-Q

                               Table of Contents


                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements........................................ 3

               Consolidated balance sheets - March 31, 1997 and
                 December 31, 1996
               Consolidated statements of operations - Three months
                 ended March 31, 1997 and 1996
               Consolidated statements of cash flows - Three months
                 ended March 31, 1997 and 1996
               Notes to consolidated financial statements

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 9

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K............................ 19

SIGNATURES     ............................................................ 20


                         PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

                                METATOOLS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                                        MARCH 31,             DECEMBER 31,
                                                                                          1997                    1996
                                                                                        ---------             -----------
                                                                                        (Unaudited)           (Audited)
ASSETS
Current assets:
 Cash and cash equivalents...........................................................  $  10,907              $  18,961
 Short-term investments..............................................................     26,085                 20,596
 Accounts receivable, net............................................................     10,149                  9,994
 Inventories.........................................................................        455                    252
 Deferred income taxes...............................................................        746                    746
 Prepaid expenses....................................................................      2,823                  2,080
                                                                                       ---------               --------
   Total current assets..............................................................     51,165                 52,629

Property and equipment, net..........................................................      4,107                  3,123
Other assets.........................................................................      1,214                  1,277
                                                                                       ---------               --------
   Total assets...................................................................... $   56,486               $ 57,029
                                                                                       =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.................................................................... $    2,869               $ 2,269
 Accrued expenses....................................................................      2,105                 3,527
 Royalties payable...................................................................        499                   402
                                                                                       ---------               --------
   Total current liabilities.........................................................      5,473                 6,198

Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized - no shares issued and outstanding at March 31, 1997 and
  December 31, 1996, respectively ...................................................          -                     -
 Common stock, $.001 par value; 30,000,000 shares authorized -
  13,288,770 and 13,253,584 shares issued and outstanding at
  March 31, 1997 and December 31, 1996, respectively ................................         13                    13
 Paid-in capital.....................................................................     67,453                67,310
 Notes receivable from stockholders..................................................     (3,042)               (3,000)
 Accumulated deficit.................................................................    (13,411)              (13,492)
                                                                                       ---------               --------
   Total stockholders' equity........................................................     51,013                50,831
                                                                                       ---------               --------
   Total liabilities and stockholders' equity........................................ $   56,486               $57,029
                                                                                       =========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      -------------------------
                                                                                          1997          1996
                                                                                      -------------------------
Net revenues......................................................................    $     6,248  $      5,503
Cost of revenues..................................................................            838         1,103
                                                                                      -----------  ------------
Gross profit......................................................................          5,410         4,400

Operating expenses:
 Sales and marketing..............................................................          3,173         2,625
 General and administrative.......................................................            824           602
 Research and development.........................................................          1,850           738
                                                                                      -----------  ------------
Total operating expenses..........................................................          5,847         3,965
                                                                                      -----------  ------------

Income (loss) from operations.....................................................           (437)          435

Other income:
 Interest and investment income, net..............................................            553           611
 Other income.....................................................................              -             3
                                                                                      -----------  ------------

Income before provision for income taxes..........................................            116         1,049
Provision for income taxes........................................................             35           325
                                                                                      -----------  ------------

Net income........................................................................    $        81  $        724
                                                                                      ===========  ============

Net income per common share.......................................................    $       .01  $        .06
                                                                                      ===========  ============
Weighted average number of shares outstanding.....................................         14,235        13,054
                                                                                      ===========  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
                                                                             1997          1996
                                                                           ----------------------
Cash flows from operating activities:
 Net income............................................................... $      81     $    724
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization..........................................       348          161
   Reserves for receivables and product returns...........................       481          357
   Reserves for inventory.................................................         -           36
   Accrued interest income................................................       (42)           -
   Changes in operating assets and liabilities:
     Accounts receivable..................................................      (636)      (1,310)
     Inventories..........................................................      (203)          37
     Prepaid expenses and other assets....................................      (706)         (47)
     Accounts payable and accrued expenses................................      (822)        (354)
     Income taxes payable.................................................         -          325
     Royalties payable....................................................        97         (106)
                                                                           ---------     --------
      Net cash used in operating activities...............................    (1,402)        (177)

Cash flows from investing activities:
 Purchases of short-term investments......................................    (7,813)           -
 Proceeds from maturities of short-term investments.......................     2,324            -
 Purchases of property and equipment......................................    (1,244)        (313)
 Purchases of software technology and product rights......................         -          (55)
                                                                           ---------     --------
      Net cash used in investing activities...............................    (6,733)        (368)

Cash flows from financing activities:
 Proceeds from exercise of stock options..................................        81          193
                                                                           ---------     --------
      Net cash provided by financing activities...........................        81          193
                                                                           ---------     --------

Net decrease in cash and cash equivalents.................................    (8,054)        (352)
Cash and cash equivalents at beginning of period..........................    18,961       46,885
                                                                           ---------     --------
Cash and cash equivalents at end of period................................ $  10,907     $ 46,533
                                                                           =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                                METATOOLS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (In thousands)
                                  (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 1997 are not necessarily indicative of results to be expected for the year ended December 31, 1997. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Net Income Per Common Share

Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation, and disclosure

                                METATOOLS, INC.

                                (In thousands)
                                 (Unaudited)

requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data previously presented by the Company.

2. INVENTORIES

Inventories consist of the following:

                              March 31,   December 31,
                                1997         1996
                              ---------   ------------

Finished goods...........      $   421     $      229
Materials and supplies...           34             23
                               -------     ----------
                               $   455     $      252
                               =======     ==========

3. INCOME TAXES

The provision for income taxes consists of the following:

                                   THREE MONTHS ENDED
                                       MARCH 31,
                                  --------------------
                                   1997          1996
                                  ------        ------
Federal.......................     $  27        $ 224
State.........................         8          101
                                   -----        -----
                                   $  35        $ 325
                                   =====        =====

The provision for income taxes for the three months ended March 31, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating loss and tax credit carryforwards.

4. PENDING MERGER WITH FRACTAL DESIGN CORPORATION

On February 11, 1997, the Company entered into a definitive merger agreement with Fractal Design Corporation ("Fractal"). The definitive agreement and plan of reorganization provides that upon the effective date of the merger, each share of Fractal common stock shall be converted into 0.749 shares of the Company's common stock and each option to purchase Fractal common stock will be converted into options to purchase 0.749 shares of the Company's common stock at an exercise price equal to the exercise price to purchase Fractal options prior to the merger divided by 0.749. It is anticipated that approximately 8,962,000 shares of MetaTools common stock will be issued in connection with the merger, based upon the number of shares of Fractal common stock issued and outstanding at December 31, 1996 (which number does not include shares of MetaTools common stock to be issued to holders of options to purchase shares of Fractal common stock). The merger is intended to be accounted for as a pooling of interests and

                                METATOOLS, INC.

                                (In thousands)
                                 (Unaudited)

the companies intend to structure the merger to qualify as a tax free reorganization. On April 28, 1997, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission. The merger, which is anticipated to be consummated on or about May 30, 1997, is contingent upon customary conditions including the approval of the stockholders of the Company and the shareholders of Fractal on May 29, 1997, the occurrence of no event which could have a material adverse effect with respect to the other party, and the satisfaction of any governmental or regulatory requirements to legally effect the merger.

5. SUBSEQUENT EVENTS

On April 15, 1997, the Company completed the acquisition of Specular International ("Specular"), a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received 546,781 shares of the Company's common stock and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company plans to relocate approximately 17 of Specular's existing engineering and product management personnel to its Real Time Geometry ("RTG") facilities in Princeton, New Jersey, closing Specular's Amherst headquarters, and laying-off and providing severance to approximately 18 of Specular's existing operations, accounting, and sales personnel. The Company expects to charge approximately $7 million against earnings during the second quarter ended June 30, 1997, related to the write-off of acquired in-process technology, the closing of the Amherst facility, and other costs related to the acquisition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, its Annual Report on Form 10-K/A for the year ended December 31, 1996.

OVERVIEW

The Company derives a substantial majority of its revenues from a limited number of products. The Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Kai's Power Goo, Kai's Power Tools, and Bryce. In this regard, revenue from the sale of these products represented a substantial majority of revenues during the three months ended March 31, 1997. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

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

The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to Original Equipment Manufacturers ("OEMs") for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM agreements, which generally provide for minimum guaranteed non-refundable payments to the Company, are typically tied to the planned introduction of OEM bundled product and are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

Since 1992, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with the write-off of acquired in-process research and development from periodic acquisitions and quarterly fluctuations in net revenues have contributed to the Company's annual losses and periodic quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:


                                            THREE MONTHS ENDED
                                                MARCH 31,
                                            ------------------
                                             1997        1996
                                             ----        ----

Net revenues............................     100.0%     100.0%
Cost of revenues........................      13.4       20.0
                                             -----      -----
  Gross margin..........................      86.6       80.0

Operating expenses:
 Sales and marketing....................      50.8       47.8
 General and administrative.............      13.2       10.9
 Research and development...............      29.6       13.4
                                             -----      -----
  Total operating expenses..............      93.6       72.1
                                             -----      -----

Income (loss) from operations...........      (7.0)       7.9
Other income, net.......................       8.9       11.2
                                             -----      -----

Net income before provision for income
 taxes..................................       1.9       19.1
Provision for income taxes..............       0.6        5.9
                                             -----      -----

Net income..............................       1.3 %     13.2 %
                                             =====      =====


Net Revenues

The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. Net revenues increased 14% from $5.5 million for the three months ended March 31, 1996 to $6.2 million for the three months ended March 31, 1997. Net revenues increased as a result of the Company's release of new products and new versions of its existing products, increased expansion of sales through OEM's, and increased international sales. The Company released Kai's Power Goo, Final Effects for Adobe's Premiere on the Windows platform, and PowerPhotos Series IV in the second quarter of 1996; Bryce 2 for Windows and MetaPhotos in the third quarter of 1996, and Life in the Universe in the first quarter of 1997. International sales increased from 18% of net revenues for the three months ended March 31, 1996 to 38% of net revenues for the three months ended March 31, 1997. The growth in international revenues was mainly attributed to increased sales in Japan resulting from the transition to a new publisher and distributor, Marubeni Corporation, in the first quarter of 1996.

The Company offers two principal product types consisting of stand-alone applications and application platforms (principally consisting of Kai's Power Goo, Bryce, Life in the Universe, and MetaPhotos) and plug-in extensions (including Kai's Power Tools, Vector Effects, and Final Effects). Net revenue contribution by each product family for the three months ended March 31, 1997 and 1996 are as follows (in thousands):

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                            ------------------
                                              1997       1996
                                              ----       ----
Stand-alone applications and
 application platforms..................     $3,806     $2,487
Plug-in extensions......................      2,442      3,016
                                             ------     ------
  Total net revenues....................     $6,248     $5,503
                                             ======     ======

The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual returns history. Such reserves as a percentage of net revenues have varied significantly over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishment of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues decreased from $1.1 million, or 20% of net revenues, for the three months ended March 31, 1996 to $838,000, or 13% of net revenues, for the three months ended March 31, 1997. Cost of revenues decreased as a result of a changing mix of product sales toward lower royalty products, increased revenue generated from OEM agreements, and improved management of production and inventory levels. Royalties represented 4% and 3% of net revenues for the three months ended March 31, 1996 and 1997, respectively.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $2.6 million, or 48% of net revenues, to $3.2 million, or 51% of net revenues, for the three months ended March 31, 1996 and 1997, respectively. Such increase was a result of the continued efforts to expand sales and marketing activities and distribution channels, both domestically and internationally, through the hiring of additional personnel. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $602,000, or 11% of net revenues, to $824,000, or 13%, for the three months ended March 31, 1996 and 1997, respectively. The increase in general and administrative expenses resulted from the increased internal staffing to support the Company's growth since the first quarter of 1996. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses increased from $738,000, or 13% of net revenues, for the three months ended March 31, 1996, to $1.9 million, or 30% of net revenues, for the three months ended March 31, 1997, as a result of operating expenses related to the RTG laboratory, as well as additional personnel hired to expand the Company's product portfolio, enhance its existing products, migrate its products to the Windows operating system, and translate its products to foreign languages. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

Provision for Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes for the three months ended March 31, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating loss and tax credit carryforwards.

Net Income

Net income was $81,000, or $0.01 per share, for the three months ended March 31, 1997, compared to net income of $724,000, or $0.06 per share, for the three months ended March 31, 1996.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

As is common in the software industry, the Company's experience has been that a disproportionately large percentage of revenues in each fiscal quarter occurs in the latter half of the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, and delays or deferrals in the execution of OEM arrangements can cause significant variations in revenues, operating results and cash flows from quarter to quarter. The Company will most likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on business, operating results, financial condition and cash flows of the Company. In addition, the

Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand its distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the business, operating results, financial condition and cash flows of the Company will be materially and adversely affected.

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

Product Concentration; Lack of Product Revenue Diversification

A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial majority of the Company's revenues in the near term. Collective sales of Kai's Power Goo, Kai's Power Tools and Bryce accounted for a substantial majority of the Company's net revenues for the three months ended March 31, 1997. Continued market acceptance of the Company's primary products are therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to timely release new versions of these products, or otherwise, could have a material adverse effect on the business, operating results, financial condition and cash flows of the Company.

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

The Company depends upon internal efforts for the development of new products and product enhancements. The Company has in the past experienced delays in the development of new products and product versions. There can be no assurance that the Company will not experience further delays in connection with the current product development or future development activities.

The Company is also expending significant resources to develop the in-process research and development obtained in the acquisition of RTG. There can be no assurances that the further development of the in-process research and development of the Company will result in commercially viable products.

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

Limited Operating History; Uncertain Profitability; Fluctuating Rates of Growth

The Company has only limited operating history on which an evaluation of its business and prospects can be based. The Company was incorporated in March 1987 and did not introduce its first internally developed product until January 1993. The Company experienced losses in each quarter of 1994 and in the first two quarters of 1995. The Company also realized a loss in the fourth quarter of 1996 due to a one-time write-off of acquired in-process technology and other costs related to the acquisition of RTG. There can be no assurance, however, that the net revenues of the Company will continue at their current level or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis. The Company's historical net revenue growth rates, both domestically and internationally, have varied significantly between monthly and quarterly periods. Therefore, recent net revenue comparisons should not be taken as indicative of the rate of net revenue growth, if any, that can be expected in the future.

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

International Operations and Expansion

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

Management of Potential Growth; Integration of Potential Acquisitions

In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. In addition, the Company's acquisitions of RTG in December 1996 and Specular in April 1997 and its pending merger with Fractal, which is anticipated to be consummated on or about May 30, 1997, have placed significant demands on these resources. To manage future growth, if any, the Company must assimilate its acquired operations; improve its financial and management controls, management processes, business and management information systems and procedures on a timely basis; and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3.0 million revolving line of credit with a bank which expires during November 1997, if not renewed, and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of March 31, 1997, the Company had no outstanding borrowings under the line of credit.

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses and working capital requirements resulting from the growth of the Company, including increases in accounts receivable. Net cash used in operating activities of the Company totaled $1.4 million and $177,000 for the three months ended March 31, 1997 and 1996, respectively. The increase is primarily attributed to the increase in accounts receivable resulting from increased product offerings and the growth in revenues since March 31, 1996, the increase in prepaid expenses resulting from the deferral of expenses related to the acquisition of Specular International which was completed in April 1997 and the merger with Fractal Design Corporation which is expected to close by June 30, 1997, and the increase in accounts payable and accrued expenses resulting from the continued growth of the Company. Net cash used in investing activities, which totaled $6.7 million and $368,000 for the three months ended March 31, 1997 and 1996, respectively, also increased significantly due to the purchase of short-term investments and to increased capital expenditures. Net cash provided by financing activities, which consisted of proceeds from the exercise of stock options, totaled $81,000 and 193,000 for the three months ended March 31, 1997 and 1996, respectively.

The Company anticipates investing a significant amount of working capital during 1997 for upgraded management information systems; equipment and software for development purposes; and leasehold improvements, furniture, and fixtures related to expansion of the Company's facilities. In addition, the Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow.

The Company believes that its current cash balances, cash provided by future operations, if any, and available borrowings under the Company's line of credit are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data previously presented by the Company.


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

Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


  Exhibit
  Number                      Exhibit Title
  -------                     -------------

  11.1      Statement Regarding Computation of Net Income per Common Share

  27.1      Financial Data Schedule

(b)  Reports on Form 8-K

  The Company filed two reports on Form 8-K with the Securities and Exchange Commission during the first quarter ended March 31, 1997 relating to its acquisition of Real Time Geometry Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           METATOOLS, INC.
                                           (Registrant)





Date:  May 13, 1997                        /s/ TERANCE A. KINNINGER
                                           ------------------------
                                           Terance A. Kinninger
                                           Vice President and
                                           Chief Financial Officer