Form 10-Q
period 1997-06-30
METACREATIONS CORP
filed 1997-08-14
CIK 919794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ______ to ______.

                         Commission file number 0-27168

                           METACREATIONS CORPORATION
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

As of August 11, 1997, there were outstanding 23,061,851 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                           METACREATIONS CORPORATION

                                   FORM 10-Q

                               Table of Contents


                                                                                                  Page
                                                                                                  ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements.........................................................       3

                   Consolidated Balance Sheets - June 30, 1997 and
                     December 31, 1996
                   Consolidated Statements of Operations - Three and six
                     months ended June 30, 1997 and 1996
                   Consolidated Statements of Cash Flows - Six months ended
                     June 30, 1997 and 1996
                   Notes to Consolidated Financial Statements

Item 2.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations......................................................      10

PART II.         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders..........................      22

Item 6.          Exhibits and Reports on Form 8-K.............................................      23

SIGNATURES       .............................................................................      24

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           METACREATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1997            1996
                                                                                            ----------------------------
                                                                                            (Unaudited)      (Audited)
ASSETS
Current assets:
 Cash and cash equivalents............................................................      $   19,567     $      21,605
 Short-term investments...............................................................          33,227            44,688
 Accounts receivable, net.............................................................          20,851            16,619
 Inventories..........................................................................           1,790             1,512
 Income taxes receivable..............................................................           1,874                --
 Deferred income taxes................................................................           3,727             2,827
 Prepaid expenses.....................................................................           3,431             3,826
                                                                                            -----------------------------
   Total current assets...............................................................          84,467            91,077

Property and equipment, net...........................................................           6,801             5,581
Other assets..........................................................................           1,440             1,277
                                                                                            -----------------------------
   Total assets.......................................................................      $   92,708     $      97,935
                                                                                            =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................................      $    5,008     $       4,490
 Accrued expenses.....................................................................           4,676             6,427
 Accrued merger costs.................................................................           2,575                --
 Income taxes payable.................................................................              --               150
 Royalties payable....................................................................             991               756
                                                                                            -----------------------------
   Total current liabilities..........................................................          13,250            11,823

Long-term liabilities.................................................................             400                --

Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized -
  no shares issued and outstanding at June 30, 1997 and December
  31, 1996, respectively..............................................................              --                --
 Common stock, $.001 par value; 75,000,000 shares authorized - 22,985,450 and
  22,274,398 shares issued and outstanding at June 30, 1997 and
  December 31, 1996, respectively.....................................................              23                22
 Paid-in capital......................................................................         106,243           100,956
 Notes receivable from stockholders...................................................          (3,084)           (3,000)
 Cumulative translation loss..........................................................            (143)             (158)
 Accumulated deficit..................................................................         (23,981)          (11,708)
                                                                                            -----------------------------
   Total stockholders' equity.........................................................          79,058            86,112
                                                                                            -----------------------------
   Total liabilities and stockholders' equity.........................................      $   92,708     $      97,935
                                                                                            =============================


The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)


                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                       ---------------------------              -------------------------
                                                             1997           1996                       1997         1996
                                                       ----------------------------             -------------------------
Net revenues.....................................        $ 18,749        $ 14,854                  $ 32,001      $28,837
Cost of revenues.................................           3,563           2,718                     6,231        5,411
                                                       ---------------------------               -------------------------
Gross profit.....................................          15,186          12,136                    25,770       23,426

Operating expenses:
 Sales and marketing.............................           8,550           7,003                    15,881       13,345
 General and administrative......................           1,409           1,394                     3,041        2,680
 Research and development........................           3,561           2,071                     6,620        3,905
 Write-off of acquired in-process technology
  and other merger costs.........................          16,185              --                    16,185        1,865
                                                        ---------------------------               ------------------------
Total operating expenses.........................          29,705          10,468                    41,727       21,795
                                                        ---------------------------               ------------------------

Income (loss) from operations....................         (14,519)          1,668                   (15,957)       1,631
Interest and investment income, net..............             778             859                     1,589        1,747
                                                       ----------------------------           ---------------------------

Income (loss) before provision (benefit) for
 income taxes....................................         (13,741)          2,527                   (14,368)       3,378
Provision (benefit) for income taxes.............          (1,387)            767                    (1,582)       1,343
                                                        --------------------------            ----------------------------

Net income (loss)................................        $(12,354)       $  1,760                  $(12,786)     $ 2,035
                                                        ==========================             ============================

Net income (loss) per common share...............        $  (0.54)       $   0.08                  $  (0.57)     $  0.09
                                                        ==========================             ============================

Weighted average number of
 shares outstanding..............................          22,825          22,793                    22,549       22,770
                                                        ==========================              ===========================


The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                               ------------------------------
                                                                                    1997              1996
                                                                               -------------------------------

Cash flows from operating activities:
 Net income (loss).....................................................           $(12,786)      $     2,035
 Adjustment to retained earnings as a result of business combination...                513                --
 Adjustments to reconcile net income to net cash provided by
  (used) in operating activities:
    Write-off of acquired in-process technology........................              5,575                --
    Depreciation and amortization......................................              1,048               615
    Reserves for receivables and product returns.......................              1,640             3,046
    Reserves for inventory.............................................                270               192
    Accrued interest income............................................                (84)               --
    Loss on disposal of property and equipment.........................                (93)               --
    Changes in operating assets and liabilities:
      Accounts receivable..............................................             (5,832)           (5,425)
      Inventories......................................................               (505)              153
      Prepaid expenses and other assets................................              1,188               407
      Accounts payable and accrued expenses............................             (2,452)             (818)
      Accrued merger costs.............................................              2,575                --
      Royalties payable................................................                235              (114)
      Income taxes payable.............................................             (2,024)              259
      Long-term liabilities............................................                400                --
                                                                               ---------------------------------
         Net cash provided by (used in) operating activities...........            (10,332)              350

Cash flows from investing activities:
 Purchases of short-term investments...................................            (17,578)          (58,557)
 Proceeds from sales and maturities of short-term investments..........             29,039            27,207
 Purchases of property and equipment...................................             (1,920)           (2,226)
 Purchases of software technology and product rights...................                (25)              (75)
 Payments in connection with acquisition...............................             (1,233)               --
                                                                                -------------------------------
      Net cash provided by (used in) investing activities..............              8,283           (33,651)

Cash flows from financing activities:
 Repayment of notes payable............................................               (274)             (417)
 Proceeds from exercise of stock options...............................                270               427
                                                                                 ------------------------------
      Net cash provided by (used in) financing activities..............                 (4)               10

Effect of exchange rates on cash.......................................                 15               (23)
                                                                                 -------------------------------

Net decrease in cash and cash equivalents..............................             (2,038)          (33,314)
Cash and cash equivalents at beginning of period.......................             21,605            54,038
                                                                                 -------------------------------
Cash and cash equivalents at end of period.............................           $ 19,567       $    20,724
                                                                                 ===============================


The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In May 1997, the stockholders of MetaTools, Inc. ("MetaTools") approved the Amendment to Restated Articles of Incorporation, changing the name of the Company to MetaCreations Corporation ("MetaCreations"). Accordingly, the term "Company," as used herein, refers to either MetaTools or MetaCreations, depending on the context of the discussion.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 1997 are not necessarily indicative of results to be expected for the year ended December 31, 1997. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, as filed on Form 8-K/A.

In May 1997, the stockholders of MetaCreations and Fractal Design Corporation ("Fractal") approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated to include the accounts of Fractal for all periods presented. The Company charged approximately $9.8 million against earnings during the three months ended June 30, 1997 related to transaction costs and other costs associated with integrating the two companies.

The Company reports its financial results on a December 31 fiscal year end basis, whereas Fractal reported its financial results on a March 31 fiscal year end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of December 31, 1996 has been combined with that of Fractal as of March 31, 1997. The statements of operations of the Company for the three and six months ended June 30, 1996 have been combined with that of Fractal for the three and six months ended September 30, 1996. As a result of the presentation

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

above, Fractal's net loss of $513,000 for the three months ended March 31, 1997 is reflected as an adjustment to retained earnings.

Separate results of operations for the periods presented are as follows (in thousands):

                         THREE MONTHS         SIX MONTHS
                             ENDED               ENDED
                         JUNE 30, 1996       JUNE 30, 1996
                        ---------------     ---------------

Net revenues:
 MetaCreations...              $ 6,371            $11,874
 Fractal.........                8,483             16,963
                        --------------      -------------
                               $14,854            $28,837
                        ==============      =============

Net income:
 MetaCreations...              $ 1,002            $ 1,726
 Fractal.........                  758                309
                        --------------      -------------
                               $ 1,760            $ 2,035
                        ==============      =============

Net Income Per Common Share

Net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

Statement of Financial Accounting Standards Not Yet Adopted

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires companies to adopt its provisions for fiscal years ending after December 15, 1997 and requires restatement of all prior period earnings per share ("EPS") data presented. Earlier application is not permitted. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for EPS. The implementation of SFAS No. 128 is not expected to have a material effect on the EPS data previously presented by the Company.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130 has not been determined by the Company.

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments include profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

2. INVENTORIES

Inventories consist of the following (in thousands):

                            JUNE 30,   DECEMBER 31,
                              1997         1996
                         --------------------------

Finished goods...........     $1,415         $  814
Materials and supplies...        375            698
                         --------------------------
                              $1,790         $1,512
                         ==========================

3. INCOME TAXES

The provisions for income taxes for the three and six months ended June 30, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating losses and tax credits and available tax planning opportunities. In addition, the provisions for income taxes for the three and six months ended June 30, 1997 are net of tax benefits relating to deductible expenses incurred in connection with the merger with Fractal and the acquisition of Specular International Ltd. ("Specular").

4. ACQUISITIONS

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company has relocated approximately 13 of Specular's existing engineering and product management personnel to its Real Time Geometry ("RTG") facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to approximately 22 of Specular's existing operations, accounting, and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, as filed on Form 8-K/A.

OVERVIEW

In connection with the merger of Fractal with MetaCreations in May 1997 and MetaCreations' acquisition of Specular in April 1997, the Company has significantly expanded its product line. However, the Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Bryce, Expression, Kai's Photo Soap, Kai's Power Goo, Kai's Power Tools, Painter, Poser, and Studio. In this regard, revenue from the sale of these products represented a substantial majority of revenues during the three and six months ended June 30, 1997. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

The Company develops its products either internally or through co-development arrangements with third parties. These co-development arrangements generally provide the Company with certain exclusive proprietary, copyright or marketing rights for developed products in exchange for the payment of one-time and/or ongoing royalties. The Company expects to continue fostering arrangements with external developers as part of its strategy of expanding its product portfolio. There can be no assurance, however, that the Company will be able to continue to supplement its product development efforts in the future through such relationships on favorable terms or at all. If the Company becomes unable to maintain its existing co-development arrangements or to attract new co-development partners, the Company would, at a minimum, have to increase its research and development expenditures, which would have a material adverse effect on the Company's financial position, results of operations, and cash flows.

The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to Original Equipment Manufacturers ("OEMs") for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM agreements, which generally provide for minimum guaranteed non-refundable payments to the Company, are typically coincide with the planned introduction of OEM bundled products and are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with the write-off of acquired in-process research and development and other costs associated with periodic mergers and acquisitions and quarterly fluctuations in net revenues have contributed to the Company's periodic annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                        -----------------------  --------------------
                                             1997       1996        1997      1996
                                        -----------------------  --------------------

Net revenues............................      100.0 %    100.0 %    100.0 %   100.0 %
Cost of revenues........................       19.0       18.3       19.5      18.8
                                        -----------------------  --------------------
 Gross margin...........................       81.0       81.7       80.5      81.2

Operating expenses:
 Sales and marketing....................       45.6       47.1       49.6      46.3
 General and administrative.............        7.5        9.5        9.5       9.3
 Research and development...............       19.0       13.9       20.7      13.5
 Write-off of acquired in-process
  technology and other merger costs.....       86.3        --        50.6       6.5
                                        -----------------------  --------------------
   Total operating expenses.............      158.4       70.5      130.4      75.6
                                        -----------------------  --------------------

Income (loss) from operations...........      (77.4)      11.2      (49.9)      5.6
Interest and investment income, net.....        4.1        5.8        5.0       6.1
                                        -----------------------  --------------------

Net income (loss) before provision
 (benefit) for income taxes.............      (73.3)      17.0      (44.9)     11.7
Provision (benefit) for income taxes....       (7.4)       5.2       (4.9)      4.6
                                        -----------------------  --------------------

Net income (loss).......................      (65.9)%     11.8 %    (40.0)%     7.1 %
                                        =======================  ====================

Net Revenues

Net revenues increased 26% from $14.9 million for the three months ended June 30, 1996 to $18.7 million for the three months ended June 30, 1997. Net revenues increased as a result of the Company's release of new products and new versions of its existing products, increased expansion of sales through OEM's, and increased international sales. The Company released Bryce 2 for Windows, Expression for Macintosh, Details for Windows, Poser 2 for Macintosh, and MetaPhotos in the third quarter of 1996; Poser 2 for Windows in the fourth quarter of 1996; Life in the Universe in the first quarter of 1997; and Painter 5, Kai's Photo Soap and Infini-D 4.0 in the second quarter of 1997. International sales accounted for $6.6 million, or 35% of net revenues, for the three months ended June 30, 1997, compared $5.4 million, or 36% of net revenues, for the three months ended June 30, 1996.

Net revenues totaled $32.0 million for the six months ended June 30, 1997, compared to $28.8 million for the six months ended June 30, 1996, an increase of 11%. The increase in net revenues is attributed to the Company's release of new products and new versions of its existing products, increased expansion of sales through OEM's, and increased international sales. International sales accounted for $12.9 million, or 40% of net revenues, for the six months ended June 30, 1997, compared $10.2 million, or 35% of net revenues, for the six months ended June 30, 1996.

The Company offers three principal product types consisting of professional 2-D products (principally consisting of Painter, Expression, and Kai's Power Tools), professional 3-D products (including Poser, Bryce, Studio, Detailer, Designer, and Infini-D), and consumer products (including Kai's Photo Soap, Kai's Power Goo, and Dabbler). The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues increased from $2.7 million, or 18% of net revenues, for the three months ended June 30, 1996, to $3.6 million, or 19% of net revenues, for the three months ended June 30, 1997. The increase in cost of revenues resulted from the changing mix of product sales and increased royalties to third-party software developers. Royalties represented 3% of net revenues for both the three months ended June 30, 1996 and 1997.

Cost of revenues increased from $5.4 million for the six months ended June 30, 1996, to $6.2 million for the six months ended June 30, 1997, but remained consistent at 19% of net revenues. Royalties represented 4% of net revenues for both the six months ended June 30, 1996 and 1997. The Company expects that cost of revenues will increase in the future commensurate with the increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $7.0 million for the three months ended June 30, 1996 to $8.6 million for the three months ended June 30, 1997, but decreased as a percentage of net revenues from 47% to 46%, respectively. The increase in sales and marketing expenses resulted from the continued efforts to expand sales and marketing activities and distribution channels, both domestically and internationally, through the hiring of additional personnel.

Sales and marketing expenses increased from $13.3 million, or 46% of net revenues, for the six months ended June 30, 1996, to $15.9 million, or 50% of net revenues, for the six months ended June 30, 1997. The increase reflected the Company's efforts to expand its sales and marketing presence and distribution channels through the hiring of additional personnel and increased advertising, mail campaigns, public relations, and tradeshow expenditures. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses remained flat at $1.4 million, but decreased as a percentage of net revenues from 10% to 8% for the three months ended June 30, 1996 and 1997, respectively. Expenses remained consistent between years due to comparable headcount and more efficient operations.

For the six months ended June 30, 1997, general and administrative expenses totaled $3.0 million, or 9% of net revenues, an increase of 13% over general and administrative expenses of $2.7 million, or 9% of net revenues, for the six months ended June 30, 1996. The increase in general and administrative expenses resulted from increased internal staffing to support the Company's growth since the second quarter of 1996. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses increased from $2.1 million, or 14% of net revenues, for the three months ended June 30, 1996, to $3.6 million, or 19% of net revenues, for the three months ended June 30, 1997, as a result of operating expenses related to the increased headcount resulting from the acquisitions of RTG in December 1996 and Specular in April 1997.

For the six months ended June 30, 1997, research and development expenses totaled $6.6 million, or 21% of net revenues, an increase of 70% over research and development expenses of $3.9 million, or 14% of net revenues, for the six months ended June 30, 1996. The increase was attributed to the additional RTG and Specular employees as well as additional personnel hired to expand the Company's product portfolio, enhance its existing products, migrate its products to the Windows operating system, and translate its products to foreign languages. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

Write-off of Acquired In-process Technology and Other Merger Costs

In May 1997, the stockholders of MetaCreations and Fractal approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal. The Company charged approximately $9.8 million against earnings during the three months ended June 30, 1997 related to transaction costs and other costs associated with integrating the two companies.

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company has relocated approximately 13 of Specular's existing engineering and product management personnel to its Real Time Geometry ("RTG") facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to approximately 22 of Specular's existing operations, accounting, and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling 280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

Provision for Income Taxes

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provisions for income taxes for the three and six months ended June 30, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating loss and tax credit carryforwards. In addition, the provisions for income taxes for the three and six months ended June 30, 1997 are net of tax benefits relating to deductible expenses incurred in connection with the merger with Fractal and the acquisition of Specular.

Net Income

Net loss was $12.4 million, or $0.54 per share, for the three months ended June 30, 1997, compared to net income of $1.8 million, or $0.08 per share, for the three months ended June 30, 1996. For the six months ended June 30, 1997, net loss was $12.8 million, or $0.57 per share, compared to net income of $2.0 million, or $0.09 per share, for the six months ended June 30, 1996.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Integration of Operations; Management of Potential Growth, Integration of Potential Acquisitions, Adverse Effect of Financial Results

In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. In addition, the Company's acquisitions of RTG in December 1996 and Specular in April 1997 and its merger with Fractal in May 1997, have placed significant demands on these resources. To manage future growth, if any, the Company must assimilate its acquired operations; improve its financial and management controls, management processes, business and management information systems and procedures on a timely basis; and expand, train and manage its work force. There can be no assurance that the Company will be able to perform such actions successfully.

The realization of the benefits sought from the merger of MetaCreations with Fractal depends on the ability of the Company to utilize product development capabilities, sales and marketing capabilities, administrative organizations, and facilities better that either company could do separately. There can be no assurance that these benefits will be achieved or that the activities of MetaCreations and Fractal will be integrated in a coordinated, timely, and efficient manner. The combination of the two organizations also will require the dedication of management resources, which will temporarily detract such persons' attention from the day-to-day business of the Company. There can be no assurance that the integration will be completed without disrupting the Company's business. The inability of the Company to better utilize resources and to achieve integration in a timely and coordinated fashion could result in a material adverse effect on the Company's financial condition, results of operations, and cash flows. The Company intends to seek to reduce operating costs over time by eliminating duplicative operations and facilities that would otherwise have been required by the two companies operating on a stand-alone basis. There can be no assurance that these steps actually will reduce costs to the extent, or as quickly, as planned or that these steps will not adversely affect future revenues and results of operations. These reductions also could have a material adverse effect on employee morale and on the ability of the Company to retain key management, engineering, and sales and marketing personnel critical to the Company's future operations.

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

As is common in the software industry, the Company's experience has been that a disproportionately large percentage of revenues in each fiscal quarter occurs in the latter half of the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt and shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, and delays or deferrals in the execution of OEM arrangements can cause significant variations in the Company's financial position, results of operations, and cash flows from quarter to quarter. The Company will most likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on Company's financial position, results of operations, and cash flows. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand its distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company's financial position, results of operations, and cash flows will be materially and adversely affected.

Due to the foregoing factors, it is likely that the operating results of the Company for some future quarters will fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock could be materially and adversely affected.

Uncertainty as to the Future of the Macintosh Platform and Apple Computer

Apple Computer, Inc. ("Apple Computer") has recently experienced significant financial difficulties and losses in market share and acceptance. On April 16, 1997, Apple Computer announced a substantial loss of approximately $708 million for its second fiscal quarter of 1997 due to the purchase of NeXT Software Inc. and certain restructuring charges including layoffs. Additionally, on July 16, 1997, Apple Computer reported a net loss of $56 million for its third fiscal quarter of 1997. This and previous announcements, and the overall perception of Apple Computer's prospects and continuing commercial vitality, may negatively impact the Company's Macintosh-based business.

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

Product Concentration; Lack of Product Revenue Diversification

A substantial percentage of the Company's revenues to date have been derived from a limited number of products, and such products are expected to continue to account for a substantial majority of the Company's revenues in the near term. Collective sales of Bryce, Expression, Kai's Photo Soap, Kai's Power Goo, Kai's Power Tools, Painter, Poser, and Studio accounted for a substantial majority of the Company's net revenues for the three and six months ended June 30, 1997. Continued market acceptance of the Company's primary products are therefore critical to the future success of the Company. Any decline in demand for or failure to achieve continued market acceptance of such products or any new version of these products, if any, as a result of competition, technological change, failure of the Company to timely release new versions of these products, or otherwise, could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

The Company is also expending significant resources to develop the in-process research and development obtained in the acquisitions of RTG and Specular. There can be no assurances that the further development of the in-process research and development of the Company will result in commercially viable products.

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

Limited Operating History; Uncertain Profitability; Fluctuating Rates of Growth

The Company has only limited operating history on which an evaluation of its business and prospects can be based. Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. In particular, the Company's shift from direct sales to end users toward expanded indirect distribution channels has required a substantial increase in the Company's sales and marketing activities. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with the write-off of acquired in-process research and development and other costs associated with periodic mergers and acquisitions and quarterly fluctuations in net revenues have contributed to the Company's periodic annual and quarterly losses, as well as fluctuations in its operating results. Consequently, there can be no assurance that the net revenues of the Company will continue at their current level or will grow, or that the Company will be able to achieve sustained profitability on a quarterly or annual basis. The Company's historical net revenue growth rates, both domestically and internationally, have varied significantly between monthly and quarterly periods. Therefore, recent net revenue comparisons should not be taken as indicative of the rate of net revenue growth, if any, that can be expected in the future.

Dependence on Key Personnel and Difficulty of Identifying and Hiring Certain Personnel

The future performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company for any reason could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

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

Highly Competitive Markets

The markets for graphics software products such as those offered by the Company are intensely competitive, subject to rapid change and characterized by constant demand for new product features, pressure to accelerate the release of new products and product enhancements and pressure to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more the Company's products. Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical, and marketing resources. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, product giveaways or product bundling could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

Dependence on Distributors and on Other Third Parties

While the Company derives some revenues from direct sales, most of its revenues are derived from the sale of products through third parties. The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers, and direct marketers. In addition, the Company's products are manufactured by third party manufacturing and fulfillment providers. The Company will be dependent on the continued viability and financial stability of these third parties. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to the Company's principal resellers could materially and adversely affect the Company's financial position, results of operations, and cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $3.0 million revolving line of credit with a bank which expires during November 1997, if not renewed, and is collateralized by substantially all of the assets of the Company. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of June 30, 1997, the Company had no outstanding borrowings under the line of credit.

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses and working capital requirements resulting from the growth of the Company, including increases in accounts receivable. Net cash provided by (used in) operating activities of the Company totaled $(10.3) million and $350,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash used in operating activities is primarily attributed to the approximately $8.6 million paid in connection with the merger with Fractal and the acquisition of Specular, the increase in accounts receivable resulting from increased product offerings and the growth in revenues since June 30, 1996, and the increase in income taxes receivable relating to tax benefits resulting from deductible expenses incurred in connection with the $16.2 million write-off of acquired in-process technology and other costs resulting from the merger with Fractal and acquisition of Specular. Net cash provided by (used in) investing activities totaled $8.3 million and $(33.7) million for the six months ended June 30, 1997 and 1996.
The change resulted from the net sales and maturities of short-term investments, the proceeds from which were used to pay merger and acquisition costs during the six months ended June 30, 1997.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130 has not been determined by the Company.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments include profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  None

Item 2.  Changes in Securities

  None

Item 3.  Defaults upon Senior Securities

  None

Item 4.  Submission of Matters to a Vote of Security Holders

  The following matters were approved at the Company's Annual Meeting of Stockholders held on May 29, 1997:

     (a) The stockholders approved the Company's merger with Fractal Design Corporation by the following vote:

              For:           8,081,368
              Against:          22,982
              Abstain:           9,784
              No Vote:       2,130,913

     (b) The stockholders approved the Amendment to Restated Articles of Incorporation to change the name of the Company to MetaCreations Corporation by the following vote:

              For:           9,913,229
              Against:          96,082
              Abstain:          42,986
              No Vote:         192,750

     (c) The stockholders approved the Amendment to Restated Articles of Incorporation to increase the authorized common stock of the Company by the following vote:

              For:           9,177,307
              Against:         802,297
              Abstain:          14,326
              No Vote:         251,117

     (d) The following directors were elected:

              Directors                 Votes For    Votes Withheld
              -----------------------   ----------   --------------

              John J. Wilczak           10,182,238           62,809
              Kai Krause                10,211,172           33,875
              Samuel H. Jones, Jr.      10,211,272           33,775
              Bert Kolde                10,210,447           34,600
              William H. Lane, III      10,205,072           39,975
              Howard L. Morgan          10,211,272           33,775

     (e) The stockholders approved the Amendment to MetaTools 1995 Stock Plan to increase the shares reserved for issuance thereunder by the following vote:

              For:           6,263,270
              Against:       1,014,840
              Abstain:         836,024
              No Vote:       2,130,913

     (f) The stockholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants by the following vote:

              For:            10,178,424
              Against:            20,285
              Abstain:            46,338
              No Vote:                --


Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

        Exhibit
         Number                  Exhibit Title
        -------                  -------------

          11.1      Statement Regarding Computation of Net Income (Loss)
                     per Common Share
          27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     On May 29, 1997, the Company filed a report on Form 8-K to announce its merger with Fractal Design Corporation. On June 13, 1997, the Company filed a report on Form 8-K to report the consolidated statements of operations of MetaCreations for the two years in the period ended December 31, 1996 and for the nine quarter in the period ended March 31, 1997, reflecting its merger with Fractal. On August 12, 1997, the Company filed a report on Form 8-K/A to file the consolidated financial statements of Fractal as of March 31, 1997 and 1996, and for the two years in the period ended March 31, 1997, and the consolidated financial statements of MetaCreations as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, reflecting its merger with Fractal.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 METACREATIONS CORPORATION
                                 (Registrant)



Date:  August 14, 1997           /s/ TERANCE A. KINNINGER
                                 ---------------------------
                                 Terance A. Kinninger
                                 Sr. Vice President and
                                 Chief Financial Officer