Form 10-Q
period 1997-09-30
METACREATIONS CORP
filed 1997-11-13
CIK 919794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended September 30, 1997 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from _________ to _________.

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

As of November 7, 1997, there were outstanding 23,560,506 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                           METACREATIONS CORPORATION

                                   FORM 10-Q

                               Table of Contents


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................   3

           Consolidated Balance Sheets - September 30, 1997 and
             December 31, 1996
           Consolidated Statements of Operations - Three and nine
             months ended September 30, 1997 and 1996
           Consolidated Statements of Cash Flows - Nine months ended
             September 30, 1997 and 1996
           Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  18

SIGNATURES.................................................................  19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           METACREATIONS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                   1997               1996
                                                                              -------------       ------------
                                                                                (Unaudited)         (Audited)
ASSETS
Current assets:
 Cash and cash equivalents.............................................          $ 11,409           $ 21,605
 Short-term investments................................................            40,873             44,688
 Accounts receivable, net..............................................            25,343             16,619
 Inventories...........................................................             1,569              1,512
 Prepaid income taxes .................................................             1,685                 --
 Deferred income taxes.................................................             3,727              2,827
 Prepaid expenses......................................................             3,125              3,826
                                                                                 --------           --------
   Total current assets................................................            87,731             91,077

Property and equipment, net............................................             7,169              5,581
Other assets...........................................................             1,586              1,277
                                                                                 --------           --------
   Total assets........................................................          $ 96,486           $ 97,935
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable......................................................          $  5,393           $  4,490
 Accrued expenses......................................................             5,073              6,427
 Income taxes payable..................................................                --                150
 Royalties payable.....................................................             1,198                756
                                                                                 --------           --------
   Total current liabilities...........................................            11,664             11,823

Stockholders' equity:
 Preferred stock, $.001 par value, 5,000,000 shares authorized -
  no shares issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively.....................................                 --                 --
 Common stock, $.001 par value; 75,000,000 shares authorized
  23,434,758 and 22,274,398 shares issued and outstanding at
  September 30, 1997 and December 31, 1996, respectively...............                23                 22
 Paid-in capital.......................................................           108,428            100,956
 Notes receivable from stockholders....................................            (3,127)            (3,000)
 Cumulative translation adjustment.....................................              (126)              (158)
 Accumulated deficit...................................................           (20,376)           (11,708)
                                                                                 --------           --------
   Total stockholders' equity..........................................            84,822             86,112
                                                                                 --------           --------
   Total liabilities and stockholders' equity..........................          $ 96,486           $ 97,935
                                                                                 ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                             -------------------      --------------------
                                                               1997       1996          1997        1996
                                                             -------------------      --------------------
Net revenues..............................................    $21,008    $18,175      $ 53,009     $47,012
Cost of revenues..........................................      3,023      3,284         9,254       8,695
                                                              -------    -------      --------     -------
Gross profit..............................................     17,985     14,891        43,755      38,317

Operating expenses:
 Sales and marketing......................................      8,272      7,879        24,153      21,224
 General and administrative...............................      1,603      1,424         4,644       4,104
 Research and development.................................      3,713      2,100        10,333       6,005
 Write-off of acquired in-process technology
   and other merger costs.................................         --        733        16,185       2,598
                                                              -------    -------      --------     -------
Total operating expenses..................................     13,588     12,136        55,315      33,931
                                                              -------    -------      --------     -------

Income (loss) from operations.............................      4,397      2,755       (11,560)      4,386
Interest and investment income, net.......................        827        811         2,416       2,558
                                                              -------    -------      --------     -------

Income (loss) before provision for income taxes...........      5,224      3,566        (9,144)      6,944
Provision for income taxes................................      1,619        781            37       2,124
                                                              -------    -------      --------     -------

Net income (loss).........................................    $ 3,605    $ 2,785      $ (9,181)    $ 4,820
                                                              =======    =======      ========     =======

Net income (loss) per common share........................      $0.15      $0.12        $(0.40)      $0.21
                                                              =======    =======      ========     =======

Weighted average number of shares outstanding.............     24,853     22,727        22,757      22,741
                                                              =======    =======      ========     =======

The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                  ---------------------------
                                                                                    1997               1996
                                                                                  --------           --------
Cash flows from operating activities:
 Net income (loss)......................................................          $ (9,181)          $  4,820
 Adjustment to retained earnings as a result of business combination....               513                 --
 Adjustments to reconcile net income to net cash used in operating activities:
   Write-off of acquired in-process technology..........................             5,575                363
   Deferred incomes taxes...............................................                --               (483)
   Depreciation and amortization........................................             1,822              1,047
   Reserves for receivables and product returns.........................             3,354              4,731
   Reserves for inventory...............................................               445                452
   Accrued interest income..............................................              (127)                --
   Loss on disposal of property and equipment...........................               (93)                --
   Changes in operating assets and liabilities:
     Accounts receivable................................................           (12,038)           (10,701)
     Inventories........................................................              (459)              (363)
     Prepaid expenses and other assets..................................             1,207               (816)
     Accounts payable and accrued expenses..............................            (1,543)            (1,484)
     Royalties payable..................................................               442                 68
     Income taxes payable...............................................              (746)             1,075
                                                                                  --------           --------
      Net cash used in operating activities.............................           (10,829)            (1,291)

Cash flows from investing activities:
 Purchases of short-term investments....................................           (37,079)           (86,842)
 Proceeds from sales and maturities of short-term investments...........            40,894             48,262
 Purchases of property and equipment....................................            (2,836)            (2,801)
 Purchases of software technology and product rights....................              (110)              (125)
 Payments in connection with acquisition................................            (1,233)              (139)
                                                                                  --------           --------
      Net cash used in investing activities.............................              (364)           (41,645)

Cash flows from financing activities:
 Repayment of notes payable.............................................              (274)              (417)
 Proceeds from exercise of stock options................................             1,239                627
                                                                                  --------           --------
      Net cash provided by financing activities.........................               965                210

Effect of exchange rate changes on cash.................................                32                (61)
                                                                                  --------           --------

Net decrease in cash and cash equivalents...............................           (10,196)           (42,787)
Cash and cash equivalents at beginning of period........................            21,605             54,038
                                                                                  --------           --------
Cash and cash equivalents at end of period..............................          $ 11,409           $ 11,251
                                                                                  ========           ========


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1997. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, as filed on Form 8-K/A.

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

The Company reports its financial results on a December 31 fiscal year end basis, whereas Fractal reported its financial results on a March 31 fiscal year end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of December 31, 1996 has been combined with that of Fractal as of March 31, 1997. The statements of operations of the Company for the three and nine months ended September 30, 1996 have been combined with

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


those of Fractal for the three and nine months ended December 30, 1996. As a result of the presentation above, Fractal's net loss of $513,000 for the three months ended March 31, 1997 is reflected as an adjustment to retained earnings.

Separate results of operations for the periods presented are as follows (in thousands):

                                            THREE MONTHS       NINE MONTHS
                                                ENDED             ENDED
                                            SEPTEMBER 30,     SEPTEMBER 30,
                                                1996              1996
                                            -------------     -------------
Net revenues:
 MetaCreations.........................           $ 7,241           $19,115
 Fractal...............................            10,934            27,897
                                                  -------           -------
                                                  $18,175           $47,012
                                                  =======           =======

Net income:
 MetaCreations.........................           $   992           $ 2,718
 Fractal...............................             1,793             2,102
                                                  -------           -------
                                                  $ 2,785           $ 4,820
                                                  =======           =======

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

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years ending after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. The impact on the Company of adopting SFAS No. 131 has not been determined.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                           SEPTEMBER 30,     DECEMBER 31,
                                               1997              1996
                                           -------------     ------------
Finished goods........................            $1,178           $  814
Materials and supplies................               391              698
                                                  ------           ------
                                                  $1,569           $1,512
                                                  ======           ======

3. INCOME TAXES

The provisions for income taxes for the three and nine months ended September 30, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating losses and tax credits and available tax planning opportunities. In addition, the provision for income taxes for the nine months ended September 30, 1997 is net of tax benefits relating to deductible expenses incurred in connection with the merger with Fractal and the acquisition of Specular International Ltd. ("Specular").

4. ACQUISITIONS

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company has relocated Specular's existing engineering and product management personnel to its Real Time Geometry ("RTG") facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to Specular's administrative and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


$6.4 million against earnings during the three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

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

OVERVIEW

In connection with the merger of Fractal with MetaCreations in May 1997 and MetaCreations' acquisition of Specular in April 1997, the Company has significantly expanded its product line. However, the Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Art Dabbler, Bryce, Kai's Photo Soap, Kai's Power GOO, Kai's Power Tools, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products represented a substantial majority of revenues during the three and nine months ended September 30, 1997. The Company also has a number of new product and technology development efforts under way, and a significant portion of future revenues is dependent upon the success of these activities.

The Company develops substantially all of its products internally and occassionally through co-development arrangements with third parties. These co-development arrangements generally provide the Company with certain exclusive proprietary, copyright or marketing rights for developed products in exchange for the payment of one-time and/or ongoing royalties. The Company expects to continue fostering arrangements with external developers as part of its strategy of expanding its product portfolio. There can be no assurance, however, that the Company will be able to continue to supplement its product development efforts in the future through such relationships.

The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to Original Equipment Manufacturers ("OEMs") for bundling with their hardware or software products and directly to end users, generally through telesales and direct mail campaigns. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM agreements, which generally provide for minimum guaranteed non-refundable payments to the Company, typically coincide with the planned introduction of OEM bundled products and are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

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

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                               ---------------------------------      ---------------------------------
                                                     1997             1996                  1997             1996
                                               ---------------------------------      ---------------------------------

Net revenues.................................          100.0 %          100.0 %               100.0 %          100.0 %
Cost of revenues.............................           14.4             18.1                  17.5             18.5
                                               ---------------------------------      ---------------------------------
 Gross margin................................           85.6             81.9                  82.5             81.5

Operating expenses:
 Sales and marketing.........................           39.4             43.4                  45.6             45.1
 General and administrative..................            7.6              7.8                   8.8              8.7
 Research and development....................           17.7             11.6                  19.5             12.8
 Write-off of acquired in-process technology
  and other merger costs.....................            -                4.0                  30.5              5.6
                                               ---------------------------------      ---------------------------------
   Total operating expenses..................           64.7             66.8                 104.4             72.2
                                               ---------------------------------      ---------------------------------

Income (loss) from operations................           20.9             15.1                 (21.9)             9.3
Interest and investment income, net..........            3.9              4.5                   4.6              5.5
                                               ---------------------------------      ---------------------------------

Net income (loss) before provision for
 income taxes................................           24.8             19.6                 (17.3)            14.8

Provision for income taxes...................            7.7              4.3                   0.1              4.5
                                               ---------------------------------      ---------------------------------

Net income (loss)............................          17.1 %           15.3 %               (17.4)%           10.3 %
                                               =================================      =================================

NET REVENUES

Net revenues increased 16% from $18.2 million for the three months ended September 30, 1996 to $21.0 million for the three months ended September 30, 1997. Net revenues increased as a result of the Company's release of new versions of its existing products, increased expansion of sales through OEM's, and increased international sales. The Company released Painter 5, Kai's Photo Soap, and Infini-D 4.0 in the second quarter of 1997, and Art Dabbler, Ray Dream Studio 5, and Ray Dream 3D in the third quarter of 1997. International sales accounted for $7.4 million, or 35% of net revenues, for the three months ended September 30, 1997, compared to $6.2 million, or 34% of net revenues, for the three months ended September 30, 1996.

Net revenues totaled $53.0 million for the nine months ended September 30, 1997, compared to $47.0 million for the nine months ended September 30, 1996, an increase of 13%. The increase in net revenues is attributed to the development and release of new products, the enhancement and release of new versions of the Company's existing products, increased expansion of sales through OEM's, increased marketing activities, and increased international sales. International sales accounted for $20.3 million, or 38% of net revenues, for the nine months ended September 30, 1997, compared to $16.4 million, or 35% of net revenues, for the nine months ended September 30, 1996.

The Company recognizes revenue from the sale of its products upon shipment to the customer and satisfaction of significant Company obligations, if any. The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual return history. Such reserves as a percentage of net revenues have varied over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishment of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

COST OF REVENUES

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues decreased from $3.3 million, or 18% of net revenues, for the three months ended September 30, 1996, to $3.0 million, or 14% of net revenues, for the three months ended September 30, 1997. The decrease in cost of revenues resulted from the changing mix of product sales and increased sales through OEM's. Royalties represented 4% of net revenues for both the three months ended September 30, 1996 and 1997.

Cost of revenues increased from $8.7 million for the nine months ended September 30, 1996, to $9.3 million for the nine months ended September 30, 1997, but decreased as a percentage of net revenues from 18% to 17%, primarily due to the increase in OEM revenues and to reduced manufacturing costs. Royalties represented 4% of net revenues for both the nine months ended

September 30, 1996 and 1997. The Company expects that cost of revenues will increase in the future commensurate with the increase in net revenues, but may vary as a percentage of net revenues.

SALES AND MARKETING

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses increased from $7.9 million for the three months ended September 30, 1996 to $8.3 million for the three months ended September 30, 1997, but decreased as a percentage of net revenues from 43% to 39%, respectively. The increase in sales and marketing expenses resulted from the continued efforts to expand sales and marketing activities and distribution channels, both domestically and internationally, and through the hiring of additional personnel.

Sales and marketing expenses increased from $21.2 million, or 45% of net revenues, for the nine months ended September 30, 1996, to $24.2 million, or 46% of net revenues, for the nine months ended September 30, 1997. The increase reflected the Company's efforts to expand its sales and marketing presence and distribution channels through the hiring of additional personnel and increased advertising, mail campaigns, and public relations expenditures. The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include compensation costs related to executive management, finance, and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses increased from $1.4 million for the three months ended September 30, 1996 to $1.6 million for the three months ended September 30, 1997, but remained flat at 8% of net revenues. The increase in expenses is due to increased administrative expenses related to the continued growth of the Company.

For the nine months ended September 30, 1997, general and administrative expenses totaled $4.6 million, or 9% of net revenues, an increase of 13% over general and administrative expenses of $4.1 million, or 9% of net revenues, for the nine months ended September 30, 1996. The increase in general and administrative expenses resulted from increased internal staffing to support the Company's growth since the second quarter of 1996. The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

RESEARCH AND DEVELOPMENT

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses increased from $2.1 million, or 12% of net revenues, for the three months ended September 30, 1996, to $3.7 million, or 18% of net revenues, for the three months ended September 30, 1997. The increase was attributed to increased personnel resulting from the acquisitions of RTG in December 1996 and Specular in April 1997, in addition to increased personnel associated with the expansion of the Company's product portfolio.

For the nine months ended September 30, 1997, research and development expenses totaled $10.3 million, or 20% of net revenues, an increase of 72% over research and development expenses of $6.0 million, or 13% of net revenues, for the nine months ended September 30, 1997. The increase was attributed to the additional RTG and Specular employees as well as additional personnel hired to expand the Company's product portfolio, enhance its existing products, and translate its products to foreign languages. The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

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

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company has relocated Specular's existing engineering and product management personnel to its RTG facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to Specular's administrative and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

PROVISION FOR INCOME TAXES

The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provisions for income taxes for the three and nine months ended September 30, 1997 and 1996 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available net operating loss and tax credit carryforwards. In addition, the provision for income taxes for the nine months ended September 30, 1997 is net of tax benefits relating to deductible expenses incurred in connection with the merger with Fractal and the acquisition of Specular.

NET INCOME

Net income was $3.6 million, or $0.15 per share, for the three months ended September 30, 1997, compared to net income of $2.8 million, or $0.12 per share, for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net loss was $9.2 million, or $0.40 per share, compared to net income of $4.8 million, or $0.21 per share, for the nine months ended September 30, 1996.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Factors that may affect future operating results include, but are not limited to, those discussed below, as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the three years in the period ended December 31, 1996, as filed on Form 8-K/A.

INTEGRATION OF OPERATIONS; MANAGEMENT OF POTENTIAL GROWTH, INTEGRATION OF POTENTIAL ACQUISITIONS, ADVERSE EFFECT OF FINANCIAL RESULTS

In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. In addition, the Company's acquisitions of RTG in December 1996 and Specular in April 1997 and its merger with Fractal in May 1997, have placed significant demands on these resources. The Company has substantially assimilated its acquired operations and is currently in the process of improving its financial and management controls, management processes, business and management information systems and procedures, and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully.

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

As is common in the software industry, the Company's experience has been that a disproportionately large percentage of revenues in each fiscal quarter occurs in the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt and shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, and delays or deferrals in the execution of OEM arrangements can cause significant variations in the Company's financial position, results of operations, and cash flows from quarter to quarter. The Company will most likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on Company's financial position, results of operations, and cash flows. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand its distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company's financial position, results of operations, and cash flows will be materially and adversely affected.

Due to the foregoing factors, it is likely that the operating results of the Company for some future quarters may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock could be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions and mergers and working capital requirements resulting from the growth of the Company, including increases in accounts receivable. Net cash used in operating activities of the Company totaled $10.8 million and $1.3 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash used in operating activities is primarily attributed to the approximately $11 million paid in connection with the merger with Fractal and the acquisition of Specular, the increase in accounts receivable resulting from increased product offerings and the growth in revenues since September 30, 1996, and the increase in income taxes receivable relating to tax benefits resulting from deductible expenses incurred in connection with the $16.2 million write-off of acquired in-process technology and other costs resulting from the merger with Fractal and acquisition of Specular. Net cash used in investing activities totaled $364,000 and $41.6 million for the nine months ended September 30, 1997 and 1996. The change resulted primarily from net sales and purchases of short-term investments and purchases of property and equipment. Net cash provided by financing activities totaled $965,000 and $210,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash provided by financing activities resulted from proceeds from the exercise of stock options by the Company's employees during the respective periods.

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


                                     METACREATIONS CORPORATION
                                     (Registrant)



Date:  November 13, 1997             /s/TERANCE A. KINNINGER
                                     -----------------------
                                     Terance A. Kinninger
                                     Sr. Vice President and
                                      Chief Financial Officer