Form 10-K405
period 1997-12-31
METACREATIONS CORP
filed 1998-03-31
CIK 919794

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 16, 1998, there were outstanding 23,639,834 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $137,631,904.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders to be held in May 1998 are incorporated by reference into Part III.
================================================================================

                           METACREATIONS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    17
Item 4.   Submission of Matters to a Vote of Security Holders.........    17
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    19
Item 6.   Selected Financial Data.....................................    20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    20
Item 8.   Financial Statements and Supplementary Data.................    28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    58
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    58
Item 11.  Executive Compensation......................................    58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    58
Item 13.  Certain Relationships and Related Transactions..............    58
                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    59

                                     PART I

     In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company. The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

ITEM 1. BUSINESS

     MetaCreations Corporation ("MetaCreations" or the "Company") is a leading provider of visual computing and graphics software and technologies for professionals, consumers, and "pro-sumers" for Windows, Macintosh and other digital editing operating systems. MetaCreations designs, develops, publishes, markets and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images and digital art. These tools enable desktop publishers, production artists, multimedia developers, creative directors, film and video producers, Web site designers, digital imagers and photographers (collectively, "Creative Professionals"), consumers, and pro-sumers to produce and enhance still images, animations, 2D and 3D graphics, digital video and special effects. Uses of the materials produced include print and broadcast advertising, merchandising materials, home photo digital imaging, digital art, business presentations, film and video special effects, games and Internet/online graphics, such as for Web sites.

MERGER WITH FRACTAL DESIGN CORPORATION

     In May 1997, the stockholders of MetaCreations and Fractal Design Corporation ("Fractal") approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal common stock and assumed approximately 1,653,000 options to purchase Fractal common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated to include the accounts of Fractal for all periods presented.

ACQUISITIONS

  Dive Laboratories, Inc.

     On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"), a privately held company based in Santa Cruz, California, that developed 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000 for the year ended December 31, 1996, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and acquired in-process research and development expenses of $363,000. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The four Dive research and development personnel have relocated to Santa Barbara.

  Real Time Geometry Corp.

     On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, that developed real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and

---------------

     Kai's Power Tools, KPT, Bryce, and Convolver are registered trademarks of the Company and Art Dabbler, Detailer, Expression, Final Effects Complete, Infini-D, Kai's Power GOO, Kai's Power Show, Kai's Photo Soap, Painter, Painter 3D, Poser, and Ray Dream Studio are trademarks of the Company. This Form 10-K may also contain trademarks and tradenames of other companies.

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

     The acquisition of RTG was intended to expand MetaCreations' ability to participate in the application areas that utilize 3D technology. The addition of RTG's technology and development capabilities in real time 3D graphics assists MetaCreations' strategic expansion in the emerging consumer, pro-sumer, and professional markets for 3D tools and applications. The focus of RTG's real time 3D technology includes decreasing the time required to create, render, and display 3D images and environments on desktop computers and across the Internet; this includes enabling the creation of dynamic, real time resolution changes to 3D models, and the progressive transmission of 3D objects across the Internet, as well as improving the visual resolution and navigation of 3D graphics. The Company plans to incorporate RTG technology into the Company's existing and planned software products. The Company also plans to pursue strategic licensing agreements with third party hardware and software companies. In August 1997, the Company entered a license agreement with Real 3D to manufacture and distribute a 3D scanner based on RTG proprietary designs and software, which is planned for shipment in 1998. The RTG technologies are being developed on Windows, Macintosh, SGI, Sun, Sega, and Sony PlayStation platforms. RTG had no revenues prior to the acquisition. As of the date of acquisition, RTG's 21 research and development personnel remained in Princeton, New Jersey, continuing visual computing research and development activities.

  Specular International, Ltd.

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd. ("Specular"), a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3D animation and graphic design tools for professionals and pro-sumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1.0 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. In connection with the acquisition, 14 of Specular's research and development and product management personnel were relocated to the Company's RTG facilities in Princeton, New Jersey.

INDUSTRY BACKGROUND

     Computer graphic imaging and visual computing tools are standard tools for Creative Professionals to develop and present their materials. Creative Professionals may use digital painting, illustration, composition, page layout and design, special effects, digitally captured images and video, animation, text, photographs, music and other audio to produce a wide variety of end products. Certain Creative Professionals may also use computer modeling tools to design 3D objects, landscapes and terrains. The images and content generated by these Creative Professionals increasingly must be deliverable through a wide variety of media, including print, transparencies, CD-ROMs, video, film, the Internet, and commercial online services. Consumer and business professionals are also increasingly using graphical and digital creative productivity software tools in the home and at work.

     Factors influencing the use of computer graphic imaging and Internet/online design tools include:

     - The Proliferation of Graphics and Multimedia Computers and
      Peripherals. The increased performance, affordability and availability of powerful personal computers and graphics accelerator chips and related high performance peripheral devices such as digital cameras, digital capture devices, scanners, Jazz and Zip drives, high-capacity hard drives, and high resolution color printers, have led to a proliferation of graphics and multimedia-capable computers in business and the home.

     - The Rapid Expansion of the Internet and Commercial Online
      Environments. The rapid expansion of the Internet and commercial and online environments is driving demand for tools to create enhanced digital graphic and multimedia content for use in Web sites, electronic catalogs, shopping and transaction environments, electronic magazines and newspapers, online games, educational materials and other forms of online visual communication.

     - The Enhancement of Visual Media for Communications, Entertainment and Education. Computer graphic imaging tools are changing the way information is communicated. Increasingly, producers of magazines, annual reports, marketing brochures, product packaging, advertising and newsletters are using software graphic arts tools to create sophisticated illustrations and graphic designs for desktop published material. Similarly, computer graphic imaging and Internet/online design tools provide developers of videos, animations and games with the means to create special effects, scenery, backgrounds, textures and materials to create high impact sales presentations, product demonstrations, videos, Web sites, educational materials and game environments.

     - The Growing Availability of Digital Content. There is a growing body of professionally produced digital images and electronically produced media. The digital nature of this content enables Creative Professionals to capture, enhance and manipulate this content in a variety of media, including print, video, Internet, and commercial online services. Information that has been digitized includes photographs, illustrations, video, animations, voice and music.

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

     Consumers and businesses are also looking for productivity tools to creatively manipulate and display their digital imaging at home, at work and on the Web. In addition, customers are looking for a visual computing experience in the software products that they use, that is similar in quality to that of television. Further, the Company believes that high resolution, real time, 3D animation and video are critical for the future of visual computing at the desktop and on the Internet.

THE METACREATIONS SOLUTION

     MetaCreations currently classifies it products within three categories: (i) 2D professional, (ii) 3D professional, and (iii) home, small office/home office, and business ("home/SOHO/business") digital imaging. The Company's products are primarily based upon MetaCreations' proprietary technologies and employ sophisticated mathematical image creation and processing capabilities, enabling real time manipulation and rapid prototyping of creative alternatives. MetaCreations' products incorporate advanced graphical user interfaces designed to enhance creativity and facilitate ease of use. The Company's 2D professional line includes Painter 5, Kai's Power Tools 3, Expression, and Final Effects Complete. The 3D line includes Ray Dream Studio 5, Bryce 3D, Poser 2, Infini-D 4, and Painter 3D. For the home/SOHO/business digital imaging market, the Company offers Kai's Power GOO, Kai's Photo Soap, Art Dabbler, and Kai's Power Show, which is currently scheduled for release in the Spring of 1998.

STRATEGY

     The Company's objective is to be the leading supplier of visual computing software tools and technology, enabling the creation and production of graphic and design content for business, entertainment, education, edutainment, the Internet, and commercial online environments. The Company's strategy includes the following key elements:

     Offer Powerful Tools for Creative Professionals. The Company's goal is to offer powerful, creative design tools that anticipate the evolving needs of Creative Professionals. These tools are designed to give Creative Professionals access to powerful, mathematically-intensive real time visual computing technology controlled through innovative, easy to use, graphical user interfaces. The Company intends to invest substantial development resources to maintain and expand its position as a leading provider of such tools.

     Address Consumer, SOHO, and Business Digital Imaging Market. The Company is focused on developing software productivity tools and creative home photo digital imaging products which take advantage of the Company's visual computing technologies. The Company launched the first of its home photo digital imaging products, Kai's Power GOO, in the second quarter of 1996. The Company's second home photo digital imaging product, Kai's Photo Soap, was released in the second quarter of 1997, and its third home photo digital imaging product, Art Dabbler, was repositioned in this market in the third quarter of 1997. The Company is currently scheduled to release Kai's Power Show in the Spring of 1998.

     License Enabling Visual Computing Technologies. The Company intends to license certain of its proprietary enabling visual computing technologies to strategically selected computer hardware and software companies. Specifically, the Company is anticipating the licensing of certain core 3D technologies obtained in the acquisition of Real Time Geometry.

     Address Rapidly Emerging Commercial Online Environments. The Company is expending substantial resources to address the increasing demand for tools to create enhanced digital graphic and multimedia content for the Internet and commercial online environments. The Company's current products are already being used to create content for Web sites.

     Extend MetaCreations Brand Awareness to Expand Markets. The Company believes, based in part on the numerous awards its products have received, that the MetaCreations' brands are associated in the market with powerful functionality and ease of use in visual computing applications. The Company intends to continue to develop brandname awareness through public relations activities, such as keynote speeches and lectures at major digital design, multimedia and online conferences throughout the world.

PRODUCTS

     MetaCreations focuses its product development efforts on creating affordable, high performance, high quality and easy to learn and use software tools. The key features of the Company's products include the following:

     - Innovative User Interface Design -- MetaCreations' products are designed with innovative user interfaces to facilitate ease of learning and use while providing access to advanced algorithmic-based graphics design and special effects techniques. The Company's products are designed to allow Creative Professionals, consumers, and pro-sumers to control the creative process and explore new areas of graphic arts design without requiring a detailed understanding of the enabling technology.

     - Portability -- The Company develops its products in the C and C++ programming languages facilitating portability to alternative operating systems. The Company will continue to evaluate available hardware and software platforms and consider adapting its products for use on such platforms as technological advancements and market demands dictate.

     - Power/Performance -- MetaCreations' products are designed to combine comprehensive feature sets with high performance to provide efficiency and power for Creative Professionals, consumers, and pro-sumers.

     - Resolution Independent Imaging Technology -- Many of the Company's tools create and manipulate images through the application of mathematical algorithms, rather than by generating new bit-mapped graphics at each stage of the design process. As a result, image manipulations can be reordered or reversed, and the resulting output can be generated with resolutions that are independent of the resolution of any particular input image.

     The Company's principal products fall within three classifications as follows:

2D PROFESSIONAL

     Painter. Painter is an advanced paint and image-editing platform which empowers digital designers and graphics artists with more than one hundred Natural-Media brushes that simulate the look of traditional art tools and techniques, Dynamic Plug-in Floaters which perform image processing effects such as buring and tearing to the selected item in real time, and customizable palettes and tear-off tools which allow artists and designers the option to optimize their environment. The latest version, Painter 5, was released in the second quarter of 1997 and is available on the Windows and Macintosh platforms in English, Japanese, German and French. The suggested retail price of Painter 5 is $449.

     Kai's Power Tools ("KPT"). Kai's Power Tools is a set of creative and production extensions to graphics products that support the Adobe plug-in architecture, including Adobe's PhotoShop, Micrografx Inc.'s Picture Publisher, Macromedia, Inc.'s X-Res, Corel Corporation's PhotoPaint and other leading application platforms. KPT allows the creation of new graphic forms through an advanced user interface design and, in certain cases, integration of multiple-step image processing functions into a single step. The most recent version, KPT 3, is available on the Windows, Macintosh and Silicon Graphics platforms in English, Japanese, German and French. KPT 3 was released on the Macintosh platform in the third quarter of 1995 and the Windows platform in the fourth quarter of 1995. The suggested retail price of KPT 3 is $199.

     Expression. Expression is a Natural-Media illustration program that melds the stylistic expressiveness of paint and brushstrokes with the advantages of an advanced vector drawing application. Expression incorporates Exclusive Skeletal Strokes technology which creates single vector paths that draw sophisticated, multi-element components or even complete illustrations. Expression, which also supports pressure-sensitive tablets, is available for the Windows and Macintosh platforms in English, Japanese, German and French. Expression for Windows was released in the third quarter of 1996, while Expression for the Macintosh was released in the fourth quarter of 1996. The suggested retail price of Expression is $449.

     Final Effects Complete. The Company's Video Effects product line offers digital video Creative Professionals sophisticated, workstation-like video and animation special effects, including particle systems and other advanced capabilities, on their personal computers. Final Effects Complete, which combines features from MetaCreations' previous Final Effects and Studio Effects products, plugs into Adobe's After Effects video product, while Final Effects AP plugs into Adobe's Premiere video product. Final Effects AP was released on the Macintosh platform in the first quarter of 1996 and on the Windows platform in the third quarter of 1996. The suggested retail price of Final Effects AP is $199. Final Effects Complete was released in the fourth quarter of 1997 on both the Windows and Macintosh platforms at a suggested retail price of $995.

3D PROFESSIONAL

     Ray Dream Studio ("Studio"). Studio is an application platform that provides Creative Professionals the ability to create lifelike 3D illustrations and animations. Studio incorporates a Mesh Form Modeler which provides exceptional control over individual polygons, lines, or vertex points on the model; a Free-Form Modeler which allows the generation of models by extruding, lathing, lofting, and sweeping; a Natural-Media renderer which allows the creation of 3D graphics that resemble cartoons, paintings, or sketches; and a set of volumetric and particle-based primitives, including fire, fog, clouds, and fountains, which allow the creation and animation of incredible natural effects. Studio 5, the most recent version, was released on the Windows and Macintosh platforms in the third quarter of 1997. Studio 5 is available in English, Japanese, German and French at a suggested retail price of $499.

     Bryce. Bryce, first released in the third quarter of 1994, is an application platform that provides Creative Professionals with the ability to generate natural and supernatural 3D landscapes and terrains. Bryce provides Creative Professionals with powerful functions, including materials and texture creation and editing capabilities, and provides non-graphic arts professionals and consumers unfamiliar with 3D graphics design an entry point into the development of photorealistic 3D worlds. Bryce enables advanced, photorealistic creation of skies with natural cloud formations, humidity, fog and light diffraction, as well as rivers, snowy peaks, deserts, or ocean floors, supplemented by an array of special effects including complex textures and reflective surfaces. The most recent version, Bryce 3D, which allows any property such as atmospheres, terrains, or objects to be animated, was released on both the Windows and Macintosh platforms in the fourth quarter of 1997. Bryce 3D is available in English, Japanese, German and French. The suggested retail price of Bryce 3D is $299.

     Poser. Poser, introduced in the second quarter of 1995, is a modeling application that allows users to create images of human figures which can be posed, rendered with surface textures and multiple lights, and easily incorporated into artwork and designs. Model images created with Poser can be exported for use in graphics design, illustration, multimedia and 3D software. Poser is designed to work with 2D and 3D design application such as Painter, Adobe's PhotoShop, Macromedia's Director, and several other products. Poser 2, the most recent version, was released on the Macintosh platform in the fourth quarter of 1996 and on the Windows platform in the first quarter of 1997. Poser 2 is available in English, Japanese, German, and French. The suggested retail price of Poser 2 is $249.

     Infini-D. Infini-D is an application platform that gives video professionals and animation and multimedia artists in both the broadcast and corporate arenas the tight integration and fast feedback needed to create high-quality 3D animations in a production environment. Infini-D incorporates a comprehensive list of powerful special effects, including sophisticated particle systems, volumetric lighting effects, and deformation tools. Additionally, the most recent version, Infini-D 4, incorporates MetaCreation's Real Time Geometry groundbreaking multiresolution technology which allows artists to interactively change the resolution of any 3D model and customize the number of polygons a model uses while maintaining structural integrity. Infini-D 4 was released on the Macintosh platform in the second quarter of 1997 and on the Windows platform in the third quarter of 1997. The suggested retail price of Infini-D is $899.

     Painter 3D. Painter 3D, formerly known as Detailer, is an application platform that provides Creative Professionals with the ability to paint directly onto the surface of 3D models using texture maps to add color, bump maps to add surface relief, highlight masks to set surface gloss, reflection masks to control reflectance, and glow maps to add diffuse color. Painter 3D incorporates the Natural-Media brushes and effects found in Painter. Detailer, the previous version of Painter 3D, was released on the Macintosh platform in the third quarter of 1996 and on the Windows platform in the fourth quarter of 1996. A new version of Painter 3D is currently scheduled for shipment in the Spring of 1998. Painter 3D is available in English, Japanese, German and French at a suggested retail price of $449.

HOME/SOHO/BUSINESS

     Kai's Power GOO ("GOO"). GOO, the first consumer product offered by the Company, allows users to turn pictures into images and then stretch, grow, animate, fuse, or apply a host of other special effects to the images in real time. Targeted to users with a wide range of computing and artistic abilities, GOO features an interface that is designed to encourage exploration and creativity through direct, intuitive, real-time interaction with images. A library of images including kids, animals, politicians, world leaders and artwork, is included, or users can import images from a variety of sources, including images from 35 mm film transferred to CD-ROM or diskette, digital cameras, scanners, capture devices, video cameras, or the Web. Images can be printed out or saved for use on personalized items such as t-shirts, mugs, or screen savers, or can be easily dropped into a real-time animation that instantly transforms the original still image into a movie-like sequence which can be uploaded to Quicktime and AVI movies. GOO, which is available on both the Windows and

Macintosh platforms in English, Japanese, German, French, Spanish, Italian, Dutch, and Portuguese, was released in the second quarter of 1996. The suggested retail price of GOO is $49.95.

     Kai's Photo Soap ("Soap"). Soap, second in the Company's trio of home photo digital imaging software programs, was released in the second quarter of 1997. Soap provides consumers the ability to clean, edit, and manipulate personal photographs and other images in real time, producing images for color printing, presentations, the Web, or output to imaging software and hardware for further manipulation or integration into desktop publishing applications. Incorporating a simple, fun interface that encourages exploration, Soap allows users to wipe out red eye, heal scars, remove blemishes, eliminate wrinkles and stray hairs, sharpen focus, and brush in color, all in real time. Soap is available on both the Windows and Macintosh platforms in English, Japanese, German, French, Spanish, Italian, Dutch, and Portuguese at a suggested retail price of $49.95.

     Art Dabbler ("Art"). Art, the Company's third home photo digital imaging software program, was repositioned into this market in the third quarter of 1997. Art offers many of the Natural-Media tools and textures found in Painter in a less sophisticated, learn-to-draw-and-paint format for beginning artists and hobbyists of all ages. Art allows the user to experiment with a wide variety of tools, color options, and technique and style adjustments. Art includes tutorials licensed on an exclusive basis from Walter Foster Publishing, a leading publisher of how-to art books. Available on both the Windows and Macintosh platforms in English, Japanese, German, French, Spanish, Italian and Dutch, Art has a suggested retail sales price of $49.95.

     Kai's Power Show ("Show"). Show, a new home photo and business presentation software player, is currently scheduled for release in the Spring of 1998. Show will offer consumers a simple way to create a dynamic photo show or enhance a business presentation by importing and organizing digital media such as digital photos, artwork, and video clips; sequencing these elements; adding real time TV-like transitions and animated placement of digital photos, text, artwork, and video clips to a slide; and then sharing the completed show with family, friends, or business associates via a computer display, projector, stand-alone player, printer, or videotape. Show will be available on both the Windows and Macintosh platforms at a suggested retail sales price of $49.95.

MARKETING, SALES AND DISTRIBUTION

     MetaCreations develops awareness and demand for its products through public relations activities, advertising, product reviews, tradeshows, seminars, keynote speeches and lectures at major digital design, multimedia and online conferences throughout the world. The Company also utilizes direct mail to introduce, educate and sell to customers new products and upgrades in conjunction with activities of the Company's distributors, dealers and in-house telemarketing operations. In addition, MetaCreations sells its products by distributing a variety of interactive multimedia demonstration materials directly to prospective customers and then by following up through telemarketing efforts. More generally, the Company focuses on building a global graphics community through a number of initiatives, including producing and co-sponsoring "Digital Media Players" events at major tradeshows, at which the press, distributors and complementary hardware and software manufacturers can gather to demonstrate technology, make contacts and exchange ideas regarding digital graphic arts, multimedia and Internet/online communications.

     MetaCreations sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software Original Equipment Manufacturers ("OEMs"), international distributors, educational distributors, VARs, computer superstores, retail dealers, mail order and direct sales. The Company's primary sales channel is through large software distributors such as Ingram Micro, Inc. and Tech Data, which in turn distribute the Company's products through large retail chains, catalogs, and smaller retail dealers. In 1997, 1996, and 1995, Ingram Micro, Inc., the Company's largest distributor, accounted for approximately 17%, 20%, and 19% of net revenues, respectively. The Company supports this channel by referring retail dealer sales, educational distributor sales and mail order sales to these major distributors. The Company receives inventory and sales reports from its distributors and certain major retailers to help monitor sales through this channel. As is typical in the personal computer software industry, the Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors in certain instances when it reduces the price of its products.

     The Company currently distributes its products through over 70 international distributors in over 50 countries worldwide, with approximately 38%, 41%, and 38% of the Company's net revenues coming from international markets in 1997, 1996, and 1995, respectively. In some cases, the distributor has exclusive distribution rights to certain products in its country. In 1995, MetaCreations provided its products to the Japanese market through BulletProof Software of Japan ("Bulletproof") in an exclusive publishing arrangement. Effective February 1996, MetaCreations terminated its distribution agreement with BulletProof and entered into an agreement with Marubeni Corporation, a leading software distributor in Japan, for the exclusive distribution rights of certain of its products in Japan. In 1997 and 1996, Marubeni Corporation accounted for approximately 12% and 2% of net revenues, respectively. During the fourth quarter of 1996, MetaCreations entered into a similar agreement with Prisma Express Distributionsgesellschaft GmbH, a leading software distributor in Germany, for the exclusive distribution rights of certain of its products in Germany, Austria, and Switzerland. The Company believes that international markets present a strategic opportunity and is seeking to increase its international sales. In addition, the Company established its international operations headquarters in Dublin, Ireland in September 1996, where the Company localizes, manufactures and distributes international versions of its products. The Company intends to make strategic investments in additional markets throughout Europe, Asia and Latin America.

     MetaCreations sells its products to educational institutions primarily through Douglas Stewart, a distributor which specializes in the education market, including campus resellers, bookstores and educational mail order houses. The Company views the education market as a strategic opportunity to establish product and brand preferences early in the careers of future graphic arts and business professionals. Accordingly, the Company offers substantial educational discounts.

     MetaCreations actively maintains OEM relationships with many hardware and software vendors that bundle MetaCreations products with their own complementary hardware or software products and pay the Company royalties. The Company believes that OEM sales increase the brand recognition of its products and expand its customer and revenue base. In addition, these relationships give the Company early access to computer graphic imaging, multimedia and Internet/online technologies, which assist MetaCreation in quickly adapting its products for compatibility with, or in releasing new products based on, such technologies. Some of the Company's OEM customers include 3Com Corporation; Apple Computer, Inc.; Bayer Corporation (AGFA division); Brother, Ltd.; Digital Equipment Corporation; Eastman Kodak Company; Epson America, Inc.; Hewlett-Packard Corporation; International Business Machines Corporation; Microtek Labs, Inc.; Matrox Graphics, Inc.; Olympus Japan Co., Ltd.; Real 3D Company; UMAX Technologies, Inc.; and Wacom Computer Systems.

     The Company also offers product sales and upgrades directly to qualified third-party resellers and end users. By selling to repeat customers in the Company's installed base of registered customers, the Company complements its primary distribution channels.

PRODUCT DEVELOPMENT

     The Company's principal current product development efforts include: (i) utilizing its core enabling technologies to develop additional applications for Creative Professionals, consumers, SOHO and business markets, (ii) expanding its market position in professional, consumer, SOHO and business design and development tools, and (iii) creating enabling technologies for visual computing. The Company is expending resources to address the increasing demand for tools to create enhanced digital graphic and multimedia content for the Internet and commercial online environments. In addition, the Company plans to continue to develop, and from time to time acquire, basic software technologies that it considers critical to building computer graphic imaging and Internet/online design tools.

     The Company has supplemented its internal product development efforts by licensing on an exclusive basis products developed by or co-developed with third parties. MetaCreations believes that outsourcing certain of its product development activities enables it to capitalize on the latest technological innovations.

     The Company's growth will be dependent upon the introduction of new products and new versions of existing products. There can be no assurance that any such new products or versions will achieve market acceptance. In addition, the Company has in the past experienced delays in the development of new products and the enhancement of existing products, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products in a timely manner, this inability could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. In particular, the introductions of new products or enhanced versions of existing products, are subject to the risk of development delays. Any delay in the availability of new products could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.

     The Company's research and development expenses were approximately $14.1 million, $8.2 million, and $5.6 million for 1997, 1996, and 1995, respectively.

CUSTOMER AND TECHNICAL SUPPORT

     The Company has built a customer education and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. MetaCreations provides customer and technical support to customers via e-mail on the Internet and through online services, fax and telephonic communication. In addition, the Company supports a large, online community through its presence on the Web, where technical support, tips and tricks and an entire electronic book on advanced imaging techniques can be found. The Company also conducts seminars regularly for prospective and current customers at leading tradeshows and conferences throughout the world, providing education and insight into the uses of the Company's technology.

COMPETITION

     The Company faces competition from a number of sources, including other vendors of personal computer graphic imaging and Internet/online design application tools and other personal computer software industry participants. Many of the Company's competitors or potential competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of product lines, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business, operating results, financial condition, and cash flows would be materially adversely affected.

     A variety of other possible actions by the Company's competitors could also have a material adverse effect on the Company's business, operating results, financial condition, and cash flows, including increased promotion, the bundling of competitive products with other third-party products such as application platforms or operating systems, and the introduction of new or enhanced products. Moreover, in the event that price competition significantly increases, competitive pressures could cause the Company to reduce the prices of its products, which would result in reduced margins. Furthermore, new personal computer platforms and operating systems, or new software distribution and delivery systems, such as the Internet and commercial online services, may provide new entrants with opportunities to obtain a substantial market share in the Company's markets.

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

MANUFACTURING AND SHIPPING

     The manufacture of the Company's products consists of the duplicating of diskettes and/or the pressing of CD-ROMs, the printing of manuals and the packaging and assembling of final products, all of which are performed in accordance with the Company's specifications and forecasts. While the Company's current manufacturer, Modus Media International, maintains multiple site facilities, there can be no assurance that their services could not become subject to undue delays. Such delays, if they occur, may have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. To date, the Company has not experienced any material difficulties or delays in the manufacture or assembly of its products or material returns due to product defects.

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

  Fluctuations in Quarterly Results

     The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the Company's future revenues, operating results and cash flows will not also vary substantially. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly revenues, operating results and cash flows of the Company will generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and the ability to fulfill orders received and the timing of and ability to close OEM and licensing agreements with third parties within a quarter. Quarterly revenues, operating results and cash flows also may fluctuate due to factors such as demand for the Company's products; introduction, localization or enhancement of products by the Company and its competitors; customer or distributor order deferrals in anticipation of new versions of products; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; changes or anticipated changes in pricing by the Company or its competitors; the mix of distribution channels through which products are sold; the mix of products sold; returns from distributors; and general economic conditions. Revenues, operating results and cash flows from the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the quarter ending December 31 as a result of timing of year-end holiday season buying.

     As is common in the software industry, the Company's experience has been that a disproportionately large percentage of shipments in each fiscal quarter occurs in the latter half of the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt or shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, can cause significant variations in revenues, operating results and cash flows from quarter to quarter. The Company may also be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on business, operating results, financial condition, and cash flows of the Company. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the business, operating results, financial condition, and cash flows of the Company will be materially and adversely affected.

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

 Integration of Operations; Management of Potential Growth, Integration of Potential Acquisitions, Adverse Effect of Financial Results

     In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. In addition, the Company's acquisitions of RTG in December 1996 and Specular in April 1997 and its merger with Fractal in May 1997, have placed significant demands on these resources. The Company has completed assimilation of its acquired operations and is currently in the process of enhancing its financial and management controls, management processes, business and management information systems and procedures, and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully. In the future, the Company may make additional acquisitions of complementary companies, products or technologies. Managing acquired businesses entails numerous operational and financial risks, including difficulties in assimilating acquired operations, diversion of management's attention to other business concerns, amortization of acquired intangible assets, and potential loss of key employees or customers of acquired operations. The Company's success will depend, to a significant extent, on the ability of its executive officers and other members of senior management to respond to these challenges effectively. In this regard, since its merger with Fractal in May 1997, the Company hired several new executive officers and other members of senior management. In particular, Gary Lauer, who most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations, was brought on as the Company's Chief Executive Officer in February 1998. There can be no assurance that the Company will be able to effectively achieve and manage any such growth, or that its management, personnel or systems will be adequate to support the Company's operations. Any such inabilities or inadequacies would have a material adverse effect on the Company's business, operating results, financial condition, and cash flows.

     The continued realization of benefits achieved from the merger of MetaCreations with Fractal depends on the Company's ability to continue to utilize product development capabilities, sales and marketing capabilities, administrative organizations, and facilities better that either company could have separately. The inability of the Company to continue to utilize resources and to achieve synergies in a timely and coordinated fashion could result in a material adverse effect on the Company's financial condition, results of operations, and cash flows. There can be no assurance that these steps will continue to result in the planned cost reductions or that these steps will not adversely affect future revenues and results of operations.

 Rapid Technological Change; Dependence on and Need for New Products and Product Versions; Potential Delays in Product Releases

     The market for visual computing graphics software products, and the personal computer industry in general, is characterized by rapidly changing technology, resulting in short product life cycles and strong pricing pressures. As a result, the success of the Company depends substantially upon its ability to continue to enhance its existing products, to develop and introduce in a timely manner new products incorporating technological advances and to meet increasing customer expectations. To the extent one or more competitors introduce products that better address customer needs, the Company's business could be adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products on a timely basis or that any new or enhanced products will adequately address the changing needs of the marketplace. Also, negative reviews of the Company's new products or product versions in industry publications could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

     The Company intends to continue to significantly increase its research and development expenditures. To the extent such increases are not accompanied by increased revenues, the Company's business, operating results, financial condition, and cash flows would be materially adversely affected. The Company has supplemented its research and development efforts by exclusively licensing products developed by or co-developed with third parties. There can be no assurance that the Company will be able to continue to obtain such outside product development capabilities on terms favorable to the Company or at all. If the Company was unable to maintain existing development arrangements or to attract new product development partners, then the Company would, at a minimum, have to further increase its research and development expenditures, which could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. In addition, there can be no assurance that such additional research and development expenditures would result in the production of commercially acceptable products.

     The Company also depends upon internal efforts for the development of new products and product enhancements. The Company has in the past experienced delays in the development of new products and product versions. There can be no assurance that the Company will not experience further delays in connection with the current product development or future development activities. Also, software products as complex as those offered by the Company may contain undetected errors when first introduced or as new versions are released. The Company has in the past discovered software errors in certain of their new products and enhancements after the introduction of these products. There can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments, resulting in adverse product reviews and a loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

     The market for visual computing graphics software products, and the personal computer industry in general, is characterized by rapidly changing technology. There can be no assurances that the further development of the in-process research and development of the Company will result in commercially viable products.

  Highly Competitive Markets

     The markets for graphics software products such as those offered by the Company are intensely competitive, subject to rapid change and characterized by constant demand for new product features, pressure to accelerate the release of new products and product enhancements and pressure to reduce prices. A number of companies currently offer products that compete directly or indirectly with one or more the Company's products. Competitors include, among others, Adobe Systems Incorporated, Autodesk, Inc., Corel Corporation, Macromedia, Inc., Silicon Graphics, Inc. (through its Alias/Wavefront division), Microsoft Corporation, and Broderbund Software, Inc. Many of the Company's competitors or potential competitors have significantly greater financial, managerial, technical, and marketing resources. A variety of potential actions by any of these competitors, including a reduction of product prices, increased promotion, announcement or accelerated introduction of new or enhanced products or features, acquisitions of software applications or technologies from third parties, product giveaways or product bundling could have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company. In the event of price erosion, the Company may be unable to successfully reposition itself to accommodate these actions.

     Present or future competitors may be able to develop products comparable or superior to those offered by the Company or adapt more quickly to new technologies or evolving customer requirements. In addition, developers of personal computer operating systems, including Microsoft and Apple Computer, may incorporate functionality into their operating systems, which may be superior to or incompatible with the products of the Company, thus adversely affecting the Company's operating results. In particular, while the Company currently is developing additional product enhancements that it believes address customer requirements, there can be no assurance that the development or introduction of these additional product enhancements will be successfully completed on a timely basis or that these product enhancements will achieve market acceptance. Accordingly, there can be no assurance that the Company will be able to continue to compete effectively in its markets, that competition will not intensify or that future competition will not have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company.

  Dependence on Distributors and on Other Third Parties

     While the Company derives some revenues from direct sales, most of its revenues are derived from the sale of products through third parties. The Company sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers, and direct marketers. In addition, the Company's products are manufactured by third party manufacturing and fulfillment providers. Ingram Micro, Inc. ("Ingram"), MetaCreations' principal distributor, accounted for approximately 17%, 20%, and 19% of net revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Marubeni Corporation, the Company's exclusive distributor in Japan, accounted for approximately 12% and 2% of net revenues for the years ended December 31, 1997 and 1996, respectively. The Company did not sell to Marubeni Corporation during the year ended December 31, 1995.

     The Company will be dependent on the continued viability and financial stability of these third parties. Any termination or significant disruption of the Company's relationship with any major distributor or retailer, or a significant reduction in sales volume attributable to the Company's principal resellers could materially and adversely affect the business, operating results, financial condition, and cash flows of the Company. The distribution channels through which the Company's software products are sold have been characterized by rapid change, significant margin pressures, consolidation and financial difficulties, including certain of the Company's current distributors and retailers. In addition, new distribution channels may develop and there can be no assurance that the Company will be able to effectively distribute its products through such channels. The bankruptcy, deterioration in financial condition or other business difficulties of a distributor or retailer could render the Company's accounts receivable from such entity uncollectable, which could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources for which there is intense competition, and the Company depends in part upon promotional efforts of distributors in placing products with retailers. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support. Failure of distributors or retailers to do so could have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company.

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

  Product Transitions and Product Returns

     From time to time, the Company and its competitors may announce new products, product versions, capabilities, or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. Although the Company provides allowances for anticipated returns, there can be no assurance that product returns will not exceed such allowances in the future. The Company has from time to time offered free upgrades to customers who purchased a product following announcement of a new release and before shipment of the new version of that product. Such offers can have a negative effect on revenues, operating results, and cash flows. In addition, the Company may offer price discounts for new products and product releases in order to facilitate market acceptance, which also negatively impacts revenue, operating results, and cash flows. Moreover, the announcement of currently planned or other new products may cause customers to delay their purchasing decisions in anticipation of such products. Any of the foregoing could have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company.

  Dependence on Key Personnel and Difficulty of Identifying and Hiring Certain Personnel

     The future performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company for any reason could have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company.

     The future success of the Company also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and the Company has experienced difficulty in identifying and hiring qualified engineering personnel. There can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results, financial condition, and cash flows.

  Evolving Markets for Computer Graphic Imaging and Internet/Online Design Tools

     The markets for computer graphic imaging and Internet/online design tools are still emerging. There can be no assurance that the markets for the Company's existing products will grow, that digital graphic and Internet/online content developers will adopt the Company's products, that sufficient distribution resources will be available to market the Company's products in a timely manner or that such products will be successful in achieving market acceptance. The demand for computer graphic imaging and Internet/online design tools is dependent upon a number of variables, including the installed base of digital graphic and multimedia capable personal computers, the widespread availability of digital media, and the number and expertise of skilled content producers. If the markets for such tools fail to grow or grow more slowly than the Company currently anticipates, or if the Company's products fail to achieve market acceptance, the Company's business, operating results, financial condition, and cash flows would be materially adversely affected.

  International Operations and Expansion

     International sales represented approximately 38%, 41%, and 38% of the Company's net revenues in 1997, 1996, and 1995, respectively. A key component of the Company's strategy is continued expansion into international markets, primarily Japan and Western Europe. In order to expand its international presence, the Company will need to retain effective distributors and hire, retain and motivate qualified personnel internationally. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets.

     In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, problems and delays in collecting accounts receivable, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of international operations. Sales of products by the Company currently are denominated in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in the Company's principal overseas markets would increase the foreign currency-denominated cost of the Company's products, which may negatively affect the Company's sales in those markets. To date, the Company has not engaged in currency hedging transactions to reduce the effect of currency exchange rate fluctuations. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's international operations and, consequently, on the business, operating results, financial condition, and cash flows of the Company.

  Proprietary Rights and Licenses

     The Company relies on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect its intellectual and proprietary rights and products. The Company distributes its software under shrinkwrap license agreements but generally does not obtain signed license agreements from its end users. In keeping with software industry standards, the Company does not copy-protect their software. Accordingly, it may be possible for unauthorized third parties to copy or reverse engineer the Company's products or otherwise obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that competitors will not independently develop technologies that are substantially equivalent or superior to the technologies of the Company. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which software piracy of their products exists, software piracy can be expected to be a persistent problem. In addition, the laws of certain countries in which the Company's products are or may be distributed do not protect products and the intellectual rights to the same extent as do laws in the United States.

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

  Concentration of Stock Ownership

     As of March 16, 1998, the directors and executive officers of the Company and their respective affiliates beneficially own approximately 20% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

EMPLOYEES

     As of March 16, 1998, the Company had 303 full time employees, including 108 in sales and marketing, 115 in development, quality assurance and documentation, 20 in customer service and technical support, and 60 in finance, administration and operations. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

     The Company's corporate offices consists of approximately 42,000 square feet of leased space in two one-story buildings in Carpinteria, Santa Barbara County, California. This space houses substantially all of the

Company's general and administrative personnel as well as a portion of its sales and marketing and research and development personnel. The lease agreement expires in September 2008, if not renewed. The Company believes that the current facilities are adequate for current and near term needs and that additional space is available to provide for anticipated growth.

     The Company also leases approximately 30,000 square feet of office space in Scotts Valley, California, pursuant to a lease agreement which expires in September 2003. This space houses a significant portion of the Company's sales and marketing and research and development personnel. The lease provides for two options to extend the term of the lease for three years each. Additionally, effective December 1, 1998, the lease agreement for the Scotts Valley facility requires the Company to assume additional office space through 2003.

     The facilities for RTG consists of approximately 13,000 square feet of leased office space in Princeton and Short Hills, New Jersey, pursuant to lease agreements which expire in December 1999 and May 2000, respectively. The Company believes that this office space is adequate for the current needs of RTG and that additional space is available to provide for anticipated growth.

     The Company's Irish facility consists of approximately 4,000 square feet of leased space in an office building in Dublin, Ireland, pursuant to a lease agreement which expires in August 1998. The Company believes that this office space is adequate for current and near term needs and that additional space is available to provide for anticipated growth.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers as of March 16, 1998:

           NAME              AGE                           POSITION
           ----              ----                          --------
Gary Lauer.................   45    Director, President and Chief Executive Officer
Kai Krause.................   40    Director and Chief Design Officer
Mark Zimmer................   41    Director and Chief Technology Officer
Thomas Hedges..............   47    Director and Chief Systems Architect
Alexander Migdal...........   52    Chief Scientist
Fred Brown.................   51    Senior Vice President, Sales and Marketing
Terance Kinninger..........   42    Senior Vice President, Finance and Operations and Chief
                                    Financial Officer
Pierre Berkaloff...........   32    Vice President, Engineering
Frank Casanova.............   40    Vice President, Product Management and Design
Sallie Olmsted.............   38    Vice President, Corporate Communications
Robert Rice................   43    Vice President and General Manager, RTG Lab

     Mr. Lauer joined the Company as director, President and Chief Executive Office in February 1998. From 1988 to 1997, Mr. Lauer served in various capacities at Silicon Graphics, Inc. ("SGI"), including Vice President, North American Marketing; Vice President and subsequently Senior Vice President, North American Field Operations; and most recently as President of SGI's World Trade Group and Executive Vice President of Worldwide Field Operations. Prior to joining SGI, Mr. Lauer was with International Business

Machines Corporation ("IBM") for eleven years where he held a variety of senior management positions, the last of which included responsibility for field operations for IBM's U.S. Marketing and Services Group in the Silicon Valley. Mr. Lauer holds a B.S. from the University of Southern California Business School.

     Mr. Krause co-founded MetaTools and has been a director since 1992. For more than eleven years prior to joining the Company on a full-time basis in 1993, Mr. Krause designed and developed advanced graphics, audio and systems software as an independent consultant. Mr. Krause attended college in Essen, West Germany, where he majored in foreign languages, math and philosophy. He also attended the Music Conservatory, where he studied classical piano.

     Mr. Zimmer became a director and Chief Technology Officer of the Company in May 1997 in connection with the merger with Fractal. In addition to co-founding Fractal in April 1991, Mr. Zimmer was its Chief Executive Officer and director since its inception. Mr. Zimmer also served as Fractal's President from March 1993 until May 1996, and resumed the position in February 1997 until the merger with MetaCreations in May 1997. In 1985, Mr. Zimmer founded Fractal Software, a predecessor of Fractal, with Mr. Hedges and was a partner in Fractal Software from 1985 to 1990. At Fractal Software, Mr. Zimmer co-developed two graphics software programs, ImageStudio and ColorStudio, as well as the initial version of Painter. Mr. Zimmer attended California Institute of Technology.

     Mr. Hedges became a director and Chief Systems Architect of the Company in May 1997 in connection with the merger with Fractal. Mr. Hedges was a co-founder of Fractal and served as Vice President, Engineering and director since its inception. Mr. Hedges also served as Chairman of the Board of Fractal from March 1993 until May 1996, and resumed the position in February 1997 until the merger with MetaCreations in May 1997. From 1985 to 1990, Mr. Hedges was a partner in Fractal Software with Mr. Zimmer where he co-developed ImageStudio, ColorStudio, and the initial version of Painter. Mr. Hedges earned his B.A. degree in Engineering at California Institute of Technology and his Masters in Electrical Engineering at Stanford University.

     Mr. Migdal joined the Company as Chief Scientist in connection with the Company's acquisition of RTG in December 1996. Prior to co-founding RTG in February 1996, Mr. Migdal was a joint professor of physics and applied and computational mathematics at Princeton University from 1989 to 1996 and a visiting professor of physics at the University of California, San Diego in 1988. Mr. Migdal holds a Doctor of Science and Ph.D. from the Landau Institute for Theoretical Physics, a M.S. in Physics from the Moscow Physical Technical Institute, as well as an honorary degree of professor from the Cybernetics Council of the Soviet Academy of Sciences.

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

     Mr. Kinninger joined the Company as Senior Vice President, Finance and Operations and Chief Financial Officer in July 1995. Mr. Kinninger was employed by Delphi Information Systems, Inc. ("Delphi") from October 1990 to June 1995, initially as Chief Financial Officer and, from December 1993 to November 1994 as Senior Vice President of Corporate Development. He then served as Senior Vice President and General Manager of Delphi's SMART Division from December 1994 to June 1995. Prior to working at Delphi, he served as Chief Financial Officer of Integral Systems, Inc. from June 1983 to September 1990. Before his tenure at Integral Systems, Inc., Mr. Kinninger was employed at Coopers & Lybrand. Mr. Kinninger holds a B.S. from Miami University.

     Mr. Berkaloff became Vice President, Engineering in May 1997 in connection with the Company's merger with Fractal. Mr. Berkaloff served as Director of 3D Product Engineering and Vice President of Engineering at Fractal following the merger of Fractal and Ray Dream, Inc. in 1996. Mr. Berkaloff was a co-founder of Ray Dream, Inc. where he served as Chief Technology Officer from 1990 to 1996. During this period he assembled and managed the engineering, quality assurance, and technical support teams. Mr. Berkaloff also co-developed Ray Dream Designer and AddDepth. Mr. Berkaloff holds a Master of Science in computer science from Ecole Centrale de Lille in France.

     Mr. Casanova joined the Company as Vice President, Product Management and Design in May 1997. Mr. Casanova was most recently the Director of the Advanced Systems Group in the Advanced Technology Group at Apple Computer, where he worked for nine years. Earlier, Mr. Casanova worked at Apollo Computer, a manufacturer of engineering workstations, where he was Product Line Manager for its line of desktop workstations. Mr. Casanova holds a B.S. in computer science from Quinnipiac College.

     Ms. Olmsted joined the Company as Vice President, Corporate Communications in July 1996. From April 1994 to July 1996, Ms. Olmsted was the Vice President of the Corporate and Consumer market division of Rogers & Cowan in Los Angeles, where she also managed the agency's Emerging Technologies practice group. Prior to joining Rogers & Cowan, she was the director of public affairs at EON Corporation. Ms. Olmsted holds a B.B.A. in international business from George Washington University.

     Mr. Rice joined the Company as Vice President and General Manager, RTG Lab in connection with the Company's acquisition of RTG in December 1996. In addition to co-founding RTG in 1996, Mr. Rice served as its Chairman. From 1983 to 1996, Mr. Rice was a partner at the international law firm of Milbank, Tweed, Hadley and McCloy. Mr. Rice holds a B.S. and a J.D. from Florida State University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock, $0.001 par value, began trading over the counter in December 1995, and is quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCRE." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the Nasdaq National Market System:

                                              HIGH      LOW
                                             ------    ------
1997
4th Quarter................................  $19.50    $ 8.25
3rd Quarter................................   16.00      9.88
2nd Quarter................................   13.38      6.50
1st Quarter................................   19.00     10.00

1996
4th Quarter................................  $27.25    $11.50
3rd Quarter................................   24.75     10.75
2nd Quarter................................   41.00     18.00
1st Quarter................................   27.25     16.25

HOLDERS

     As of March 16, 1998, there were approximately 663 holders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues.....................................  $69,074   $62,936   $46,260   $28,308   $14,526
Cost of revenues.................................   11,859    11,677    10,081     6,627     3,423
                                                   -------   -------   -------   -------   -------
  Gross profit...................................   57,215    51,259    36,179    21,681    11,103
Operating expenses:
  Sales and marketing............................   32,043    28,936    22,331    14,378     7,723
  Research and development.......................   14,122     8,224     5,639     3,559     1,904
  General and administrative.....................    6,410     5,883     4,590     3,735     2,452
  Costs associated with mergers and acquisitions,
     including the related write-off of acquired
     in-process technology.......................   16,185    17,047        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   68,760    60,090    32,560    21,672    12,079
                                                   -------   -------   -------   -------   -------
Income (loss) from operations....................  (11,545)   (8,831)    3,619         9      (976)
Interest and investment income (expense), net....    3,157     3,397       634        11       (36)
                                                   -------   -------   -------   -------   -------
Income (loss) before provision (benefit) for
  income taxes...................................   (8,388)   (5,434)    4,253        20    (1,012)
Provision (benefit) for income taxes.............     (210)    2,216     1,827       473        --
                                                   -------   -------   -------   -------   -------
Net income (loss)................................  $(8,178)  $(7,650)  $ 2,426   $  (453)  $(1,012)
                                                   =======   =======   =======   =======   =======
Net income (loss) applicable to common
  stockholders ..................................  $(8,178)  $(7,650)  $ 2,337   $  (692)  $(1,012)
                                                   =======   =======   =======   =======   =======
Net income (loss) per common share (diluted).....  $  (.36)  $  (.37)  $   .15   $  (.06)  $  (.09)
                                                   =======   =======   =======   =======   =======
Weighted average number of shares outstanding
  (diluted)......................................   22,965    20,590    15,267    11,584    11,584
                                                   =======   =======   =======   =======   =======
BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments....................................  $50,002   $66,293   $77,721   $ 9,307   $ 3,127
Working capital..................................   77,677    79,254    80,135     9,086       565
Total assets.....................................   97,290    97,935    95,017    18,488     6,999
Series B redeemable convertible preferred
  stock..........................................       --        --     8,359        --        --
Stockholders' equity (deficit)...................   87,242    86,112    82,916       (49)    1,158

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In addition to the other information in this Form 10-K, the following factors should be considered carefully in evaluating the Company. The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below.

OVERVIEW

     MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for 1993 through 1997 include the pooled financial statements of MetaTools, Inc., Fractal Design Corporation, and Ray Dream, Inc.

     Revenue growth for MetaCreations from 1993 to 1997 was substantially achieved through the Company's continued introduction of new products and the release of enhanced versions of its existing products, as well as significant investment in the expansion of its sales and marketing activities to address broader distribution channels. While the Company has significantly expanded its product line, the Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Art Dabbler, Bryce, Kai's Photo Soap, Kai's Power GOO, Kai's Power Tools, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products represented a substantial majority of net revenues during this period. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

     The Company develops substantially all of its products either internally or occasionally through co-development arrangements with third parties. These co-development arrangements generally provide the Company with certain exclusive proprietary, copyright or marketing rights for developed products in exchange for the payment of one-time and/or ongoing royalties. The Company expects to continue fostering arrangements with external developers as part of its strategy of expanding its product portfolio. There can be no assurance, however, that the Company will be able to continue to supplement its product development efforts in the future through such relationships.

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

     Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with costs associated with periodic mergers and acquisitions, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues have contributed to the Company's periodic annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

     The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1997       1996       1995
                                                              -----      -----      -----
Net revenues................................................  100.0%     100.0%     100.0%
Cost of revenues............................................   17.2       18.6       21.8
                                                              -----      -----      -----
          Gross margin......................................   82.8       81.4       78.2
Operating expenses:
  Sales and marketing.......................................   46.4       46.0       48.3
  Research and development..................................   20.4       13.0       12.2
  General and administrative................................    9.3        9.3        9.9
  Costs associated with mergers and acquisitions, including
     the related write-off of acquired in-process
     technology.............................................   23.4       27.1         --
                                                              -----      -----      -----
          Total operating expenses..........................   99.5       95.4       70.4
                                                              -----      -----      -----
Income (loss) from operations...............................  (16.7)     (14.0)       7.8
Interest and investment income, net.........................    4.6        5.4        1.4
                                                              -----      -----      -----
Income (loss) before provision (benefit) for income taxes...  (12.1)      (8.6)       9.2
Provision (benefit) for income taxes........................   (0.3)       3.5        4.0
                                                              -----      -----      -----

Net income (loss)...........................................  (11.8)%    (12.1)%      5.2%
                                                              =====      =====      =====

  Net Revenues

     Net revenues totaled $69.1 million in 1997, compared to $62.9 million in 1996, an increase of 10%. Net revenues increased in 1997 as a result of volume increases from the Company's release of new products and new versions of its existing products during 1997 and the second half of 1996, along with increased revenues from OEM and licensing agreements. New products and new versions of existing products released during 1997 include Bryce 3D, Infini-D 4, Kai's Photo Soap, Painter 5, Ray Dream 3D, and Studio 5. International sales comprised 38% of net revenues in 1997, compared to 41% of net revenues in 1996. The decrease was primarily due to flat revenues in Japan attributed to the consolidation of the Company's Japanese distributors.

     Net revenues totaled $62.9 million in 1996, a 36% increase over 1995 net revenues of $46.3 million. The increase in net revenues was attributed to volume increases resulting from the Company's release of new products and new versions of its existing products during 1996 and the second half of 1995, expansion of the domestic distribution channel, and increased international sales. New products released during 1996 included Detailer, Expression, Final Effects AP, and Kai's Power GOO. International sales comprised 41% of net revenues in 1996, compared to 38% of net revenues in 1995.

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

  Cost of Revenues

     Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $11.9 million, or 17% of net revenues in 1997, compared to $11.7 million, or 19% of net revenues, in 1996. The decrease in cost of revenues as a percentage of net revenues was due to a higher percentage of revenues from OEM and licensing agreements and improved management of production and inventories. Royalties represented 4% of net revenues for both 1997 and 1996.

     Cost of revenues totaled $11.7 million in 1996, up from cost of revenues of $10.1 million in 1995. However, cost of revenues represented 19% of net revenues in 1996, down from 22% of net revenues in 1995. The changing mix of product sales toward lower royalty products and the improved management of inventory levels contributed to the decrease in cost of revenues as a percentage of net revenues. Royalties represented 4% and 6% of net revenues for 1996 and 1995, respectively.

     The Company expects that cost of revenues will increase in the future commensurate with the increase in net revenues, but may vary as a percentage of net revenues.

  Sales and Marketing

     Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $32.0 million in 1997, compared to $28.9 million in 1996, but remained flat at 46% of net revenues for both periods. The increase in sales and marketing expenses reflected the Company's continued efforts to expand its sales and marketing presence and distribution channels, both domestically and internationally, and through the hiring of additional personnel.

     Sales and marketing expenses totaled $28.9 million in 1996, up from $22.3 million in 1995. Sales and marketing expenses represented 46% and 48% of net revenues in 1996 and 1995, respectively. The increase in sales and marketing dollars resulted from the Company's efforts to expand its sales and marketing presence and distribution channels through the hiring of additional personnel and increased advertising, mail campaigns, and public relations expenditures.

     The Company intends to continue such expansion and anticipates that sales and marketing expenses will increase significantly in future periods as the Company's product offerings expand, although such expenses may vary as a percentage of net revenues.

  Research and Development

     Research and development expenses consist primarily of personnel costs, consultant fees, and required equipment and facilities costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally-developed software products. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

     Research and development expenses totaled $14.1 million in 1997, up from $8.2 million in 1996. Research and development expenses represented 20% and 13% of net revenues in 1997 and 1996, respectively. The increase in research and development expenses was attributed to increased personnel resulting from the acquisitions of RTG in December 1996 and Specular in April 1997, in addition to increased personnel associated with the expansion of the Company's product portfolio.

     Research and development expenses totaled $8.2 million, or 13% of net revenues, in 1996, up from $5.6 million, or 12% of net revenues, in 1995. The increased expenses resulted from increased personnel required to expand and enhance the Company's product portfolio, migrate its existing products to the Windows operating system, and translate the products to foreign languages.

     The Company expects research and development expenses will continue to increase in future periods but may vary as a percentage of net revenues.

  General and Administrative

     General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses totaled $6.4 million in 1997, up from $5.9 million in 1996, but remained flat at 9% of net revenues for both periods. The increase in general and administrative dollars is due to increased administrative expenses related to the continued growth of the Company.

     General and administrative expenses totaled $5.9 million, or 9% of net revenues, in 1996, compared to $4.6 million, or 10% of net revenues, in 1995. The increase in general and administrative dollars was attributed to the Company's expansion of its internal staffing, as well as increases in other administrative expenses, to support its growth.

     The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

 Costs Associated with Mergers and Acquisitions, Including the Related Write-off of Acquired In-process Technology

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd., a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3-D animation and graphic design tools for professionals and pro-sumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1.0 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. In connection with the acquisition, 14 of Specular's research and development and product management personnel were relocated to the Company's RTG facilities in Princeton, New Jersey.

     On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp., a privately held development stage company based in Princeton, New Jersey, that developed real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms which transform images in real-time to a series of triangles to produce three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996. As of the date of acquisition, RTG's

21 research and development personnel remained in Princeton, New Jersey, continuing visual computing research and development activities.

     On August 31, 1996, the Company acquired Dive Laboratories, Inc., a privately held company based in Santa Cruz, California, that developed 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000 for the year ended December 31, 1996, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The four Dive research and development personnel have relocated to Santa Barbara.

  Income (Loss) from Operations

     The loss from operations for the year ended December 31, 1997 was $11.6 million and included $16.2 million in costs related to the merger of MetaTools, Inc. and Fractal Design Corporation and the acquisition of Specular International, Ltd. Excluding these costs, proforma operating income for 1997 was $4.6 million or 7% of net revenues. The loss from operations for the year ended December 31, 1996, totaled $8.8 million and included $17.0 million in costs related to the acquisitions of Real Time Geometry Corp. and Dive Laboratories, Inc., in addition to the merger of Ray Dream, Inc. into Fractal Design Corporation. Excluding these costs, proforma operating income for 1996 was $8.2 million, or 13% of revenues. The decline in proforma operating income in 1997 over 1996 is primarily attributed to higher spending on research and development as a percentage of revenues as a result of increased personnel resulting from the acquisitions of RTG in December 1996 and Specular in April 1997, in addition to increased personnel associated with the expansion of the Company's product portfolio.

     Excluding costs related to mergers and acquisitions, proforma operating income for the year ended December 31, 1996 was $8.2 million, or 13% of revenues, an increase over operating income of $3.6 million, or 8% of net revenues, for the year ended December 31, 1995. The increase in proforma operating income is attributed to higher net revenues resulting from the Company's expanded product line and higher interest and investment income resulting from the investment of proceeds received from the Company's initial public offering.

  Provision for Income Taxes

     The Company records income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The effective tax rates of 3% and (41)% for the years ended December 31, 1997 and 1996, respectively, differed from the respective United States statutory tax rates primarily due to changes in the valuation allowance against the deferred income tax asset, the non-deductibility of portions of the mergers and acquisitions costs, as well as the utilization of available net operating losses and tax credits during the respective years. The effective rate of 43% for the year ended December 31, 1995, differed from the United States statutory rate due to state and foreign income taxes incurred during the year.

  Net Income (Loss)

     Net loss totaled $(8.2) million, or $(0.36) per common share, in 1997, compared to net loss of $(7.7) million, or $(0.37) per common share, in 1996, and net income of $2.4 million, or $0.15 per common share, in 1995.

INTEGRATION OF OPERATIONS; MANAGEMENT OF POTENTIAL GROWTH, INTEGRATION OF POTENTIAL ACQUISITIONS, ADVERSE EFFECT OF FINANCIAL RESULTS

     In recent years, the Company has experienced expansion of its operations that have placed significant demands on its administrative, operational and financial resources. In addition, the Company's acquisitions of RTG in December 1996 and Specular in April 1997 and its merger with Fractal in May 1997, have placed significant demands on these resources. The Company has completed assimilation of its acquired operations and is currently in the process of enhancing its financial and management controls, management processes, business and management information systems and procedures, and expanding, training and managing its work force. There can be no assurance that the Company will be able to perform such actions successfully.

     The continued realization of benefits achieved from the merger of MetaCreations with Fractal depends on the Company's ability to continue to utilize product development capabilities, sales and marketing capabilities, administrative organizations, and facilities better that either company could have separately. The inability of the Company to continue to utilize resources and to achieve synergies in a timely and coordinated fashion could result in a material adverse effect on the Company's financial condition, results of operations, and cash flows. There can be no assurance that these steps will continue to result in the planned cost reductions or that these steps will not adversely affect future revenues and results of operations.

SEASONALITY; QUARTERLY FLUCTUATION IN REVENUE

     The Company has experienced in the past and expects in the future to continue to experience significant fluctuations in quarterly operating results. There can be no assurance that the Company's future revenues, operating results and cash flows will not also vary substantially. The Company generally ships products as orders are received and, therefore, has little or no backlog. As a result, quarterly revenues, operating results and cash flows of the Company will generally depend on a number of factors that are difficult to forecast, including, among others, the volume and timing of and the ability to fulfill orders received and the timing of and ability to close OEM and licensing agreements with third parties within a quarter. Quarterly revenues, operating results and cash flows also may fluctuate due to factors such as demand for the Company's products; introduction, localization or enhancement of products by the Company and its competitors; customer or distributor order deferrals in anticipation of new versions of products; market acceptance of new products; reviews in the industry press concerning the products of the Company or its competitors; changes or anticipated changes in pricing by the Company or its competitors; the mix of distribution channels through which products are sold; the mix of products sold; returns from distributors; and general economic conditions. Revenues, operating results and cash flows from the Company's products also may be negatively affected by delays in the introduction or availability of new hardware and software products from third parties. The Company experiences some effect of seasonality in its business, as demand for its products tends to increase during the quarter ending December 31 as a result of timing of year-end holiday season buying.

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

YEAR 2000 COMPLIANCE

     During 1997, the Company completed implementation of a year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with its business partners, which addresses those other significant systems that may have year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, year 2000 compliance will not pose a significant operational challenge for the Company. However, if these modifications are not completed on a timely basis, including implementation by its business partners, the Company's financial position, results of operations, and cash flows will be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $50.0 million at December 31, 1997, down from $66.3 million at December 31, 1996, and $77.7 million at December 31, 1995. Net cash used in operating activities of the Company totaled $12.0 million and $3.0 million for 1997 and 1996, respectively, compared to net cash provided by operating activities of $624,000 in 1995. The increase in cash used in operating activities in 1997 is primarily attributed to the approximately $11 million paid in connection with the merger with Fractal and the acquisition of Specular, and the increase in accounts receivable resulting from growth in revenues, in particular, growth in OEM revenues which include guaranteed fixed minimum royalties that may have extended payment terms up to 12 months from the contract date. Net cash used in investing activities totaled $1.5 million, $25.2 million, and 25.3 million for 1997, 1996, and 1995, respectively. The change resulted primarily from net sales and purchases of short-term investments and purchases of property and equipment. Net cash provided by (used in) financing activities totaled $1.6 million, $(4.0) million, and $70.1 million for 1997, 1996, and 1995, respectively. The increase in cash provided by financing activities in 1997 resulted from proceeds from the exercise of stock options by the Company's employees. Net cash used in financing activities in 1996 relates to the repayment of notes payable to stockholders and the issuance of note receivable from stockholders during the year. The significant amount of net cash provided by financing activities in 1995 is attributed to the initial public offerings of MetaTools, Inc. and Fractal Design Corporation.

     The Company has a $3.0 million revolving line of credit with a bank which expires during March 1999, if not renewed. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of December 31, 1997, the Company had no outstanding borrowings under the line of credit.

     The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow. The Company believes that its current cash and investment balances, cash provided by future operations, if any, and available borrowings under the Company's line of credit are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS No. 130 will have a material effect on the accompanying consolidated financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition," was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOP 97-2, management believes it is currently in compliance with the final standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1. Index to Financial Statements

     The following financial statements are filed as part of this Report:

                AUDITED FINANCIAL STATEMENTS                  PAGE NO.
                ----------------------------                  --------
Report of Independent Public Accountants....................     29
Consolidated Balance Sheets as of December 31, 1997 and          31
  1996......................................................
Consolidated Statements of Operations for each of the three      32
  years in the period ended December 31, 1997...............
Consolidated Statements of Stockholders' Equity (Deficit)        33
  for each of the three years in the period ended December
  31, 1997..................................................
Consolidated Statements of Cash Flows for each of the three      34
  years in the period ended December 31, 1997...............
Notes to Consolidated Financial Statements..................     36

     2. Index to Financial Statement Schedules

     The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the financial statements and noted thereto:

                         SCHEDULES                            PAGE NO.
                         ---------                            --------
Schedule II -- Valuation and Qualifying Accounts............     57

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
MetaCreations Corporation

     We have audited the consolidated balance sheet of MetaCreations Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and the related financial statement schedule as listed in the index on page 28 of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We previously audited and reported on the consolidated balance sheet of MetaCreations Corporation as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996 prior to their restatement for the 1997 pooling of interests with Fractal Design Corporation ("Fractal"). The contribution of Fractal to the combined revenues and net income (loss) represented approximately 56% and (21)%; and 64% and 121% of the respective restated totals for the years ended December 31, 1996 and 1995. The total assets of Fractal represented 42% of the respective restated totals as of December 31, 1996. Separate financial statements of Fractal included in the related restated consolidated balance sheet, statements of operations, shareholders' equity, and cash flows were audited and reported on separately by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Fractal, is based solely on the report of the other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1996, after restatement for the 1997 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in
Note 1 of the notes to consolidated financial statements.

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

     In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MetaCreations Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Woodland Hills, California
January 26, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Fractal Design Corporation

     In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows of Fractal Design Corporation and its subsidiaries (not presented separately herein) present fairly, in all material respects, their financial position at March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE LLP

San Jose, California
April 30, 1997, except as to Note 11 of the Fractal Design Corporation financial statements, which is as of May 29, 1997

                           METACREATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  9,653   $ 21,605
  Short-term investments....................................    40,349     44,688
  Accounts receivable, net of allowance for returns and
     doubtful accounts of $3,250 and $4,554 in 1997 and
     1996, respectively.....................................    26,604     16,619
  Inventories...............................................     1,667      1,512
  Income taxes receivable...................................     3,324         --
  Deferred income taxes.....................................     2,634      2,827
  Prepaid expenses..........................................     3,494      3,826
                                                              --------   --------
          Total current assets..............................    87,725     91,077

Property and equipment, net.................................     7,577      5,581
Other assets................................................     1,988      1,277
                                                              --------   --------
          Total assets......................................  $ 97,290   $ 97,935
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  4,860   $  4,490
  Accrued expenses..........................................     3,971      6,427
  Royalties payable.........................................     1,217        756
  Income taxes payable......................................        --        150
                                                              --------   --------
          Total current liabilities.........................    10,048     11,823

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized -- none issued and outstanding at December
     31, 1997 and 1996......................................        --         --
  Common stock, $.001 par value; 75,000,000 shares
     authorized -- 23,605,645 and 22,274,398 shares issued
     and outstanding at December 31, 1997 and 1996,
     respectively...........................................        24         22
  Paid-in capital...........................................   109,896    100,956
  Cumulative translation adjustment.........................      (135)      (158)
  Notes receivable from stockholders........................    (3,170)    (3,000)
  Accumulated deficit.......................................   (19,373)   (11,708)
                                                              --------   --------
          Total stockholders' equity........................    87,242     86,112
                                                              --------   --------
          Total liabilities and stockholders' equity........  $ 97,290   $ 97,935
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1997      1996      1995
                                                              --------   -------   -------
Net revenues................................................  $ 69,074   $62,936   $46,260
Cost of revenues............................................    11,859    11,677    10,081
                                                              --------   -------   -------
  Gross profit..............................................    57,215    51,259    36,179

Operating expenses:
  Sales and marketing.......................................    32,043    28,936    22,331
  Research and development..................................    14,122     8,224     5,639
  General and administrative................................     6,410     5,883     4,590
  Costs associated with mergers and acquisitions, including
     the related write-off of acquired in-process
     technology.............................................    16,185    17,047        --
                                                              --------   -------   -------
          Total operating expenses..........................    68,760    60,090    32,560
                                                              --------   -------   -------

Income (loss) from operations...............................   (11,545)   (8,831)    3,619
Interest and investment income, net.........................     3,157     3,397       634
                                                              --------   -------   -------

Income (loss) before provision (benefit) for income taxes...    (8,388)   (5,434)    4,253
Provision (benefit) for income taxes........................      (210)    2,216     1,827
                                                              --------   -------   -------

Net income (loss)...........................................  $ (8,178)  $(7,650)  $ 2,426
                                                              ========   =======   =======

Net income (loss)...........................................  $ (8,178)  $(7,650)  $ 2,426
Amortization of costs related to the issuance of mandatory
  redeemable Series B convertible preferred stock...........        --        --       (89)
                                                              --------   -------   -------
Net income (loss) applicable to common stockholders.........  $ (8,178)  $(7,650)  $ 2,337
                                                              ========   =======   =======

Net income (loss) per common share:
  Basic.....................................................  $  (0.36)  $ (0.37)  $  0.18
                                                              ========   =======   =======
  Diluted...................................................  $  (0.36)  $ (0.37)  $  0.15
                                                              ========   =======   =======

Weighted average number of shares outstanding:
  Basic.....................................................    22,965    20,590    12,987
                                                              ========   =======   =======
  Diluted...................................................    22,965    20,590    15,267
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     SERIES A
                                                     PREFERRED                                                    NOTES
                                                       STOCK         COMMON STOCK                CUMULATIVE     RECEIVABLE
                                                  ---------------   ---------------   PAID-IN    TRANSLATION       FROM
                                                  SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    ADJUSTMENT    STOCKHOLDERS
                                                  ------   ------   ------   ------   --------   -----------   ------------
Balances at December 31, 1994...................    841    $ 841    9,072     $ 9     $  5,534      $ (36)       $  (445)

Issuance of common stock upon the exercise of
  stock options and warrants....................     --       --      707       1          191         --             --
Repurchase of common stock......................     --       --       (6)     --           --         --             --
Amortization of costs related to the issuance of
  mandatory redeemable Series B preferred
  stock.........................................     --       --       --      --           --         --             --
Reversal of preferred stock dividend requirement
  in connection with conversion of
  Series B preferred stock......................     --       --       --      --         (140)        --             --
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock........     --       --       --      --           --         --             --
Conversion of Series A preferred stock..........   (841)    (841)   1,682       2          839         --             --
Conversion of Series B preferred stock..........     --       --    3,390       3        8,445         --             --
Conversion of mandatorily redeemable convertible
  preferred stock...............................     --       --      792       1        2,203         --             --
Issuance of common stock, net of offering costs
  totaling $3,935...............................     --       --    4,709       5       69,931         --             --
Translation adjustment..........................     --       --       --      --           --        (14)            --
Repayment of notes receivable from
  stockholders..................................     --       --       --      --           --         --            445
Adjustment to retained earnings as a result of
  business combination (Note 3).................     --       --       --      --           --         --             --
Net income......................................     --       --       --      --           --         --             --
                                                   ----    -----    ------    ---     --------      -----        -------

Balances at December 31, 1995...................     --       --    20,346     21       87,003        (50)            --

Issuance of common stock upon the exercise of
  stock options and warrants....................     --       --      561      --        1,288         --             --
Issuance of common stock in connection with the
  employee stock purchase plan and 401k plan....     --       --       15      --          214         --             --
Issuance of common stock........................     --       --       20      --          138         --             --
Issuance of common stock in connection with the
  acquisition of Real Time Geometry Corp........     --       --    1,332       1       11,241         --             --
Tax benefit related to stock options............     --       --       --      --        1,072         --             --
Translation adjustment..........................     --       --       --      --           --       (108)            --
Notes receivable from stockholders..............     --       --       --      --           --         --         (3,000)
Net loss........................................     --       --       --      --           --         --             --
                                                   ----    -----    ------    ---     --------      -----        -------

Balances at December 31, 1996...................     --       --    22,274     22      100,956       (158)        (3,000)

Issuance of common stock upon the exercise of
  stock options.................................     --       --      756       1        1,851         --             --
Issuance of common stock in connection with the
  employee stock purchase plan..................     --       --       29      --          245         --             --
Issuance of common stock in connection with the
  acquisition of Specular International,
  Ltd. .........................................     --       --      547       1        4,087         --             --
Tax benefit related to stock options............     --       --       --      --        2,396         --             --
Conversion of accrued compensation to equity
  upon exercise of certain options..............     --       --       --      --          361         --             --
Translation adjustment..........................     --       --       --      --           --         23             --
Interest on notes receivable from
  stockholders..................................     --       --       --      --           --         --           (170)
Adjustment to retained earnings as a result of
  business combination (Note 1).................     --       --       --      --           --         --             --
Net loss........................................     --       --       --      --           --         --             --
                                                   ----    -----    ------    ---     --------      -----        -------

Balances at December 31, 1997...................     --    $  --    23,606    $24     $109,896      $(135)       $(3,170)
                                                   ====    =====    ======    ===     ========      =====        =======


                                                                   TOTAL
                                                                STOCKHOLDERS
                                                  ACCUMULATED      EQUITY
                                                   (DEFICIT)     (DEFICIT)
                                                  -----------   ------------
Balances at December 31, 1994...................   $ (5,952)      $   (49)
Issuance of common stock upon the exercise of
  stock options and warrants....................         --           192
Repurchase of common stock......................         --            --
Amortization of costs related to the issuance of
  mandatory redeemable Series B preferred
  stock.........................................        (89)          (89)
Reversal of preferred stock dividend requirement
  in connection with conversion of
  Series B preferred stock......................        140            --
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock........        (64)          (64)
Conversion of Series A preferred stock..........         --            --
Conversion of Series B preferred stock..........         --         8,448
Conversion of mandatorily redeemable convertible
  preferred stock...............................         --         2,204
Issuance of common stock, net of offering costs
  totaling $3,935...............................         --        69,936
Translation adjustment..........................         --           (14)
Repayment of notes receivable from
  stockholders..................................         --           445
Adjustment to retained earnings as a result of
  business combination (Note 3).................       (519)         (519)
Net income......................................      2,426         2,426
                                                   --------       -------
Balances at December 31, 1995...................     (4,058)       82,916
Issuance of common stock upon the exercise of
  stock options and warrants....................         --         1,288
Issuance of common stock in connection with the
  employee stock purchase plan and 401k plan....         --           214
Issuance of common stock........................         --           138
Issuance of common stock in connection with the
  acquisition of Real Time Geometry Corp........         --        11,242
Tax benefit related to stock options............         --         1,072
Translation adjustment..........................         --          (108)
Notes receivable from stockholders..............         --        (3,000)
Net loss........................................     (7,650)       (7,650)
                                                   --------       -------
Balances at December 31, 1996...................    (11,708)       86,112
Issuance of common stock upon the exercise of
  stock options.................................         --         1,852
Issuance of common stock in connection with the
  employee stock purchase plan..................         --           245
Issuance of common stock in connection with the
  acquisition of Specular International,
  Ltd. .........................................         --         4,088
Tax benefit related to stock options............         --         2,396
Conversion of accrued compensation to equity
  upon exercise of certain options..............         --           361
Translation adjustment..........................         --            23
Interest on notes receivable from
  stockholders..................................         --          (170)
Adjustment to retained earnings as a result of
  business combination (Note 1).................        513           513
Net loss........................................     (8,178)       (8,178)
                                                   --------       -------
Balances at December 31, 1997...................   $(19,373)      $87,242
                                                   ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997        1996         1995
                                                            --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................  $ (8,178)   $  (7,650)   $  2,426
Adjustment to retained earnings as a result of business
  combination (Notes 1 and 3).............................       513           --        (519)
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Write-off of acquired in-process technology.............     5,575       13,623          --
  Deferred income taxes...................................     1,093       (1,381)       (583)
  Depreciation and amortization...........................     2,666        1,574         753
  Provision for losses on receivables and returns.........     5,201        6,467       5,814
  Provision for losses on inventory.......................       860          724         796
  Accrued interest income.................................      (170)          --          --
  Changes in operating assets and liabilities:
     Accounts receivable..................................   (15,146)     (15,548)     (9,436)
     Inventories..........................................      (972)        (104)     (2,005)
     Income taxes receivable..............................    (1,078)         327        (890)
     Prepaid expenses and other assets....................       (30)         (88)     (2,144)
     Accounts payable and accrued expenses................    (2,817)        (922)      6,151
     Royalties payable....................................       461          (76)        261
                                                            --------    ---------    --------
       Net cash (used in) provided by operating
          activities......................................   (12,022)      (3,054)        624

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.......................    (3,944)      (3,960)     (1,951)
Purchases of software technology and product rights.......      (693)        (125)       (395)
Purchases of short-term investments.......................   (55,339)    (104,373)    (23,195)
Proceeds from maturities of short-term investments........    59,678       83,368          --
Payment in connection with acquisition....................    (1,233)        (139)         --
Sale of certificate of deposit -- restricted use..........        --           --         240
                                                            --------    ---------    --------
       Net cash used in investing activities..............    (1,531)     (25,229)    (25,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes receivable from stockholders............        --       (3,000)         --
Repayment of notes receivable from stockholders...........        --           --         445
Proceeds from bank note payable...........................        --           --         415
Repayment of bank note payable............................        --           --        (815)
Repayment of notes payable to stockholders................        --       (1,477)         --
Proceeds from issuance of notes payable...................        --           --         500
Repayment of notes payable................................      (274)        (417)       (523)
Proceeds from exercise of warrants and stock options......     1,852          852         192
Net proceeds from issuance of common stock................        --           --      69,936
                                                            --------    ---------    --------
       Net cash provided by (used in) financing
          activities......................................     1,578       (4,042)     70,150

Effect of exchange rates on cash..........................        23         (108)        (14)
                                                            --------    ---------    --------

Net (decrease) increase in cash and cash equivalents......   (11,952)     (32,433)     45,459
Cash and cash equivalents at beginning of period..........    21,605       54,038       8,579
                                                            --------    ---------    --------
Cash and cash equivalents at end of period................  $  9,653    $  21,605    $ 54,038
                                                            ========    =========    ========

                                                  (Table continued on next page)

                           METACREATIONS CORPORATION

                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997     1996      1995
                                                              ------   -------   ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Cash paid during the year for interest......................  $   --   $    18   $  175
Cash paid during the year for income taxes..................     294     2,162    3,119

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock and stock options in connection
  with acquisition of Specular International, Ltd...........   4,088        --       --
Issuance of common stock and stock options in connection
  with acquisition of Real Time Geometry Corp...............      --    11,849       --
Net liabilities acquired in connection with acquisition of
  Specular International, Ltd.:
     Accounts receivable, net...............................      40        --       --
     Inventories, net.......................................      43        --       --
     Property and equipment.................................      43        --       --
     Deferred income taxes..................................     900        --       --
     Prepaid expenses and other assets......................     331        --       --
     Accounts payable and accrued expenses..................   1,337        --       --
     Notes payable..........................................     274        --       --
Net liabilities acquired in connection with acquisitions of
  Dive Laboratories, Inc. and Real Time Geometry Corp.:
     Property and equipment.................................      --       498       --
     Prepaid expenses and other assets......................      --        33       --
     Accounts payable and accrued expenses..................      --       689       --
     Notes payable to stockholder...........................      --     1,477       --
Tax benefit related to stock options........................   2,396     1,072       --
Conversion of accrued compensation to equity upon exercise
  of certain options and warrants...........................     361       524       --
Issuance of common stock in connection with employee stock
  purchase plan.............................................     245       126       --
Covenant not-to-compete with an officer of the Company......      --       600       --
Issuance of common stock in exchange for software technology
  and product rights........................................      --       138       --
Conversion of Series B redeemable convertible preferred
  stock to common stock.....................................      --        --    8,448
Conversion of Series A convertible preferred stock to common
  stock.....................................................      --        --      841
Conversion of mandatorily redeemable convertible preferred
  stock to common stock.....................................      --        --    2,204
Reversal of preferred stock dividend requirement in
  connection with conversion of Series B redeemable
  convertible preferred stock...............................      --        --      140
Accretion of mandatorily redeemable convertible preferred
  stock.....................................................      --        --       64

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND ORGANIZATION

     The consolidated financial statements include the accounts of MetaCreations Corporation ("MetaCreations" or the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     In May 1997, the stockholders of MetaTools, Inc. ("MetaTools") approved the Amendment to Restated Articles of Incorporation, changing the name of the Company to MetaCreations Corporation. Accordingly, the term "Company," as used herein, refers to either MetaTools or MetaCreations, depending on the context of the discussion.

     MetaCreations is a leading developer of visual computing and graphics software and technologies for professionals, consumers, and "pro-sumers" for Windows, Macintosh, and other digital editing operating systems. MetaCreations designs, develops, publishes, markets, and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images and digital art.

     The computer graphics imaging and visual computing markets, and the personal computer industry in general, are characterized by rapidly changing technology, resulting in short product life cycles and price declines. The Company must continuously update its existing products to keep them current with changing technology and must develop new products to take advantage of new technologies that could render the Company's existing products obsolete. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations, to adapt to new operating systems, hardware platforms, and emerging industry standards, and to provide additional functionality to the Company's existing products. The inability of the Company to develop and introduce such products in a timely manner would have a material adverse effect on the Company's future business, operating results, financial condition, and cash flows.

     In May 1997, the stockholders of MetaCreations and Fractal Design Corporation ("Fractal") approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal and assumed approximately 1,653,000 options to purchase Fractal common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated to include the accounts of Fractal for all periods presented.

     The Company reports its financial results on a December 31 fiscal year-end basis, whereas Fractal reported its financial results on a March 31 fiscal year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of December 31, 1996 has been combined with that of Fractal as of March 31, 1997. The statements of operations of the Company for each of the two years in the period ended December 31, 1996 have been combined with that of Fractal for each of the two years in the period ended March 31, 1997. Accordingly, Fractal's net loss of $513,000 for the three months ended March 31, 1997 has been reflected as an adjustment to retained earnings. The results of operations of Fractal for such three month period include net revenues of $7,004,000.

     Separate results of operations for the periods presented are as follows (in thousands):

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                   ------------------
                                                    1996       1995
                                                   -------    -------
Net revenues:
  MetaCreations..................................  $28,035    $16,731
  Fractal........................................   34,901     29,529
                                                   -------    -------
                                                   $62,936    $46,260
                                                   =======    =======

                           METACREATIONS CORPORATION

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                   ------------------
                                                    1996       1995
                                                   -------    -------
Net income (loss):
  MetaCreations..................................  $(9,239)   $  (500)
  Fractal........................................    1,589      2,926
                                                   -------    -------
                                                   $(7,650)   $ 2,426
                                                   =======    =======

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Product revenues are recognized upon shipment to the customer, satisfaction of significant Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. At the time of shipment, the Company accrues for the estimated cost of post contract support. Historically, these costs have been insignificant. The Company provides an allowance for estimated returns at the time of product shipment and adjusts this allowance as needed based on actual returns history. At December 31, 1997 and 1996, the Company had an allowance for potential returns of approximately $2,034,000 and $3,618,000, respectively.

     The Company has entered into agreements whereby it licenses products to original equipment manufacturers ("OEM's") and foreign publishers which provide such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees are recognized as revenue at delivery of the product master to the customer, satisfaction of significant Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts are recognized as revenue when such amounts exceed fixed minimum royalties. Revenues under OEM contracts without nonrefundable fixed fees are recognized as earned.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishing of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. Actual results could differ from those estimates.

INVENTORIES

     Inventories consist of finished products and software components, primarily instruction manuals, diskettes, CD ROMs and packaging ready for assembly. The Company periodically evaluates the carrying value of its inventories, including a review for potentially excess or obsolete products, and adjusts these as necessary. At December 31, 1997 and 1996, the Company had reserves of approximately $719,000 and $631,000, respectively, for potentially excess or obsolete inventory items. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter

                           METACREATIONS CORPORATION
of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statement of operations. Maintenance and minor replacements are expensed as incurred.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

     The Company provides for capitalization of certain software development costs once technological feasibility is established. The costs so capitalized are then amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

ADVERTISING

     The Company reports the costs of all advertising as expenses in the periods in which those costs are incurred. The Company shares portions of certain distributors' advertising expenses through co-op advertising arrangements.

     Advertising expense, primarily consisting of co-op advertising, catalog advertising, direct mailings, and placements in business and consumer publications, was approximately $12,060,000, $10,315,000, and $7,080,000 for the years ended December 31, 1997, 1996, and 1995 respectively.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standard ("SFAS") No. 115. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. At December 31, 1997 and 1996, net unrealized gains or losses on available-for-sale securities were not significant.

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

ROYALTY EXPENSE

     The Company licenses certain third-party software and code for inclusion in its products. Royalties are payable to developers of the software or code at various rates and amounts, generally based on net unit sales or net revenues. These agreements may include royalty advances against future expected sales, which advances are recorded as prepaid expenses until such royalties are earned. Royalty expense, which is included as a

                           METACREATIONS CORPORATION
component of cost of revenues, amounted to approximately $2,563,000, $2,487,000, and $2,553,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

MAJOR CUSTOMERS AND CREDIT RISK

     The Company sells its retail products domestically through unaffiliated distributors and OEM's, as well as directly to end-users. International sales are generally made through distributors in each of the foreign countries in which the Company markets its products. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Estimated credit losses and returns, if any, have been provided for in the financial statements and have generally been within management's expectations. At December 31, 1997 and 1996, the Company has an allowance for doubtful accounts of approximately $1,216,000 and $936,000, respectively.

     Revenues from one of the Company's major domestic distributors represented approximately 17%, 20%, and 19% of net revenues for the years ended December 31, 1997, 1996, and 1995, respectively. Revenues from one of the Company's major international distributors accounted for approximately 12% and 2% of net revenues for the years ended December 31, 1997 and 1996, respectively. The Company did not sell to the international distributor during the year ended December 31, 1995. Revenues from international customers (principally export sales) accounted for approximately 38%, 41%, and 38% of net revenues for the years ended December 31, 1997, 1996, and 1995.

     Accounts receivable from one of the Company's major domestic distributors represented approximately 28% and 36% of accounts receivable, net at December 31, 1997 and 1996, respectively. Accounts receivable from three of the Company's major international distributors accounted for approximately 13%, 12%, and none of accounts receivable, net, respectively, at December 31, 1997 and 36%, 22%, and 13%, respectively, at December 31, 1996.

     At December 31, 1997, and periodically throughout 1995 to December 31, 1997, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

FOREIGN CURRENCY TRANSLATION

     The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of stockholders' equity.

INCOME TAXES

     The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

STOCK-BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

                           METACREATIONS CORPORATION

NET INCOME (LOSS) PER COMMON SHARE

     During the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." In accordance with SFAS No. 128, basic net income (loss) per common share is computed using the weighted average number of shares of common stock and diluted net income (loss) per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Management does not believe the adoption of SFAS No. 130 will have a material effect on the accompanying consolidated financial statements.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

     Statement of Position ("SOP") 97-2, "Software Revenue Recognition," was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supercedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOP 97-2, management believes it is currently in compliance with the final standard.

 3. MERGERS AND ACQUISITIONS

RAY DREAM, INC.

     On May 24, 1996, the Company acquired Ray Dream, Inc. ("Ray Dream"), a California corporation which designs, develops and markets graphics software application tools emphasizing three-dimensional effects for the personal computer market. As a result of the acquisition, Ray Dream became a wholly-owned subsidiary of Fractal. As consideration for 100% of the outstanding shares of Ray Dream capital stock, the Company issued an aggregate of approximately 2,371,000 shares of common stock and reserved approximately 164,000 shares of common stock for issuance upon the exercise of outstanding options to purchase Ray Dream common stock. The Company also assumed an outstanding warrant, held by a third party software developer, to purchase Ray Dream common stock. This warrant vested during the three months ended September 30, 1996 upon completion of certain development milestones, and was fully exercised, on a net basis, for approximately 134,000 shares of common stock. The acquisition of Ray Dream was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the financial statements of Ray Dream. Transaction fees of approximately $1,865,000 were recorded during the three months ended March 31, 1996.

                           METACREATIONS CORPORATION

     Fractal reported its financial results on a March 31 fiscal year-end basis, whereas Ray Dream reported its financial results on a December 31 calendar year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of Fractal as of March 31, 1996 was combined with that of Ray Dream as of December 31, 1995. The statements of operations of Fractal for each of the two years in the period ended March 31, 1996 were combined with that of Ray Dream for each of the two years in the period ended December 31, 1995. Accordingly, Ray Dream's net loss of $519,000 for the three months ended March 31, 1996 has been reflected as an adjustment to retained earnings for the year ended December 31, 1995. The results of operations of Ray Dream for such three month period include net revenues of $2,980,000.

     Separate results of operations for the year ended December 31, 1995 are as follows (in thousands):

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1995
                                                        ------------
Net revenues:
  MetaCreations.......................................    $38,511
  Ray Dream...........................................      7,749
                                                          -------
                                                          $46,260
                                                          =======
Net income:
  MetaCreations.......................................    $ 2,424
  Ray Dream...........................................          2
                                                          -------
                                                          $ 2,426
                                                          =======

DIVE LABORATORIES

     On August 31, 1996, the Company acquired Dive Laboratories, Inc. ("Dive"), a privately held company based in Santa Cruz, California, that developed 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000 for the year ended December 31, 1996, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The operating results of Dive have been included in the accompanying consolidated financial statements from the date of acquisition.

REAL TIME GEOMETRY

     On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, that developed real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms to accelerate the display of three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996.

                           METACREATIONS CORPORATION

     The operating results of RTG have been included in the accompanying consolidated financial statements from the date of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and RTG as if the acquisition had taken place on February 1, 1996 (date of inception of RTG). In management's opinion, the following unaudited pro forma consolidated information is not indicative of the actual results that would have occurred had the acquisition been consummated on February 1, 1996 or of future operations of the consolidated entities under the ownership and management of the Company (in thousands, except per share amounts):

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1996
                                                        ------------
                                                        (UNAUDITED)
Net revenues..........................................    $62,936
Net income............................................      4,739
Net income per common share...........................       0.20

SPECULAR INTERNATIONAL, LTD.

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd. ("Specular"), a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3-D animation and graphic design tools for professionals and pro-sumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. The operating results of Specular have been included in the accompanying consolidated financial statements from the date of acquisition.

4. INVESTMENTS

     The Company considers its investment portfolio available-for-sale as defined in SFAS No. 115. There were no material gross realized or unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1997. The cost of the

                           METACREATIONS CORPORATION
investment portfolio by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Type of security:
  Corporate debt securities..............................  $37,393    $24,491
  U.S. Treasury securities...............................    5,465     15,129
  Government agencies....................................    1,980         --
  Money market funds.....................................      688      2,091
  Municipal obligations..................................       --     23,145
                                                           -------    -------
                                                           $45,526    $64,856
                                                           =======    =======
Contractual maturity:
  Due in one year or less................................  $43,413    $47,576
  Due in one to three years..............................    2,113     17,280
                                                           -------    -------
                                                           $45,526    $64,856
                                                           =======    =======
Classification in balance sheet:
  Cash and cash equivalents..............................  $ 9,653    $21,605
  Marketable securities..................................   40,349     44,688
                                                           -------    -------
                                                            50,002     66,293
  Less cash..............................................    4,476      1,437
                                                           -------    -------
                                                           $45,526    $64,856
                                                           =======    =======

 5. INVENTORIES

     Inventories consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Finished goods...........................................  $ 1,465    $   814
Materials and supplies...................................      202        698
                                                           -------    -------
                                                           $ 1,667    $ 1,512
                                                           =======    =======

 6. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Computer equipment.......................................  $ 7,687    $ 5,945
Office furniture and equipment...........................    3,633      1,757
Leasehold improvements...................................    1,028        659
                                                           -------    -------
                                                            12,348      8,361
Less accumulated depreciation and amortization...........   (4,771)    (2,780)
                                                           -------    -------
                                                           $ 7,577    $ 5,581
                                                           =======    =======

                           METACREATIONS CORPORATION

 7. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1997       1996
                                                           -------    -------
Accrued compensation.....................................  $ 2,520    $ 2,648
Accrued acquisition costs................................       --        790
Covenant-not-to-compete..................................      300        600
Accrued advertising......................................      688        817
Other accrued expenses...................................      463      1,572
                                                           -------    -------
                                                           $ 3,971    $ 6,427
                                                           =======    =======

 8. RELATED PARTY TRANSACTIONS

     In 1994, the Company loaned $435,000 to an officer and director of the Company to relocate his residence, against which he had pledged his stock in the Company. The loans, consisting of $80,000 at the prime interest rate and $355,000 at 7% per annum, were repaid during December 1995. Further, during 1995 and 1996, the Company leased space for development activities at this officer's residence at a rental rate of $2,500 per month.

     A director of the Company rendered services to the Company for which he received $80,000, $44,000, and $42,000 in each of 1997, 1996, and 1995. Another director of the Company rendered services to the Company for which he received $54,000 in 1997. Businesses owned by two stockholders have provided technical and administrative services to the Company. Amounts paid to these two firms totaled $306,000, $229,000, and $214,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The Company believes that the terms of the agreements for these services are no less favorable than could be obtained from third-party suppliers.

     In connection with the acquisition of RTG on December 31, 1996 (Note 3), the Company entered into a noncompetition agreement with one of RTG's founders who is now an officer of the Company. The agreement, which carries a term of four years, provided for payments to the officer in the amount of $300,000 in 1997 and $150,000 in each of 1998 and 1999. In addition, the Company loaned $2,000,000 and $1,000,000 to two founders of RTG, who are now officers of the Company. The loans accrue interest semi-annually at 5.67% and are payable on December 31, 1999. The loans, which are classified as a component of stockholders' equity, are collateralized by shares of common stock of the Company owned by the officers.

 9. NOTES PAYABLE TO BANK

     The Company has a credit facility (the "Facility") with its principal lending institution (the "Bank") which provides a Line of Credit (the "Line") under which borrowings can be made based upon eligible accounts receivable (as defined), up to aggregate amount of $3.0 million. The Line accrues interest at the Bank's prevailing prime interest rate. The Facility also provides for letter of credit and foreign exchange contracts subfacilities up to the $3.0 million credit limit. The Facility expires in March 1999, if not renewed.

     Borrowings under the Facility were repaid in December 1995. There were no borrowings against the Line during the years ended December 31, 1996 and 1997. In addition, there were no outstanding letters of credit or foreign exchange contracts at December 31, 1997. Interest expense for the year ended December 31, 1995 totaled $96,000. The weighted average interest rate for the year ended December 31, 1995 was 10.8% per annum.

                           METACREATIONS CORPORATION

     The Amended Facility contains certain covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain measures of liquidity and equity.

     The Company also had a $900,000 line of credit with a bank (the "Bank Line") bearing interest at 2% per annum above the bank's prime rate. In August 1995, The Company converted the outstanding balance of $440,000 under the Bank Line to a demand loan (the "Demand Loan") with a bank. Interest accrued on the loan at a rate equal to the bank's reference rate plus 1.5%. The Demand Loan was paid in full in November 1995.

     In September 1995, the Company entered into a line of credit agreement (the "Line of Credit") which provided for borrowings of up to $600,000. The Line of Credit was renewed in August 1996 and provided for borrowings of up to $500,000 and bore interest equal to the bank's reference rate. The line of credit agreement expired in August 1997, and was unsecured.

     In September 1995, the Company borrowed $500,000 from a commercial bank. Borrowings bore interest at the bank's prime rate plus 0.75% per annum. These borrowings were repaid in full during the year ended December 31, 1996.

10. STOCKHOLDERS' EQUITY

SERIES A CONVERTIBLE PREFERRED STOCK

     At December 31, 1994, the Company had authorized 841,000 shares of Series A Convertible Preferred Stock ("Series A Preferred"), of which 841,000 shares were issued and outstanding. The Series A Preferred was entitled to noncumulative, quarterly dividends, if earned and declared, commencing March 1, 1994 at a rate of $0.0125 per share. The Series A Preferred was convertible into common stock at the rate of two shares of common stock for each share of preferred stock, had voting rights equal to its common stock conversion, voted with the common stock and carried a stated value of $1.00 per share and a liquidation preference of $1.00 per share, plus any dividends declared and unpaid. During 1995, 841,000 shares of Series A Preferred were converted into 1,682,000 shares of common stock. No shares of Series A Preferred were authorized at December 31, 1997.

MANDATORILY REDEEMABLE COMMON STOCK

     On July 21, 1995, the Company and certain shareholders entered into an agreement to sell approximately 153,000 and 92,000 shares, respectively, of common stock to Adobe Ventures, L.P. ("Adobe"), a subsidiary of Adobe Systems, Inc., for $8.178 per share. Aggregate net proceeds to the Company were $1,237,000. Upon the closing of the Company's initial public offering, the mandatory redemption rights of this stock were automatically terminated.

SERIES A AND B WARRANTS

     The Company had issued 54,000 Series A and 54,000 Series B Warrants to purchase common stock. During 1995, 54,000 Series A and 54,000 Series B Warrants were exercised for the purchase of approximately 105,000 net shares of common stock at $1.00 per share.

SERIES C WARRANTS

     The Company had authorized and issued 510,000 Series C Warrants to purchase common stock as follows:

     - In June 1993 and January 1994, the Company issued 100,000 and 20,000 warrants, respectively, to officers and directors of the Company for significant contributions relating to development of the Company's products and obtaining a line of credit.

                           METACREATIONS CORPORATION

     - In February 1994, the Company issued 130,000 warrants to the Series B Preferred holders who had converted their bridge loans as discussed in
       Note 8.

     - In January and September 1994, the Company issued 220,000 and 40,000 warrants, respectively, to a director of the Company as consideration for his agreement to extend his bridge loan to the Company and for the subordination of such loan in favor of notes payable to a bank (Note 8).

     During 1995, 510,000 Series C Warrants were exercised for the purchase of approximately 482,000 net shares of common stock at $1.00 per share.

OTHER WARRANTS

     In September 1994, the Company issued 30,000 warrants to a bank to purchase shares of Series B Preferred at a purchase price of $2.50 per share. During 1995, 30,000 warrants were exercised for the purchase of approximately 26,000 net shares of common stock at $2.50 per share.

     In June 1995, the Company entered into a Software Development and Purchasing Agreement (the "Agreement") with a software development company (the "Contractor") pursuant to which the Contractor would develop a software product defined in the Agreement. The Company agreed to pay a total of $400,000 in advances against product purchases of which $147,000 is included in prepaid expenses as of December 31, 1997. The Company will pay for product purchases at a rate of 14% of net revenues (as defined) subject to adjustments for certain events. Such payments may be offset against advances at a rate of 50%. In addition, The Company granted a warrant with a fair market value of $348,000 to the Contractor to purchase approximately 328,000 shares of common stock at $9.45 per share. The exercise of the warrants was subject to the Contractor meeting certain milestones in the Agreement and provided for reductions in the royalty payments to the Contractor as the warrants were exercised. Of the total value of these warrants, $185,000 and $163,000 was recognized as research and development expense during the years ended December 31, 1996 and 1995, respectively. This warrant was exercised during the three months ended September 30, 1996, on a net basis, for approximately 134,000 shares of common stock (see Note 3).

11. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either the purchase date or the offering date, whichever is lower. As of December 31, 1997, approximately 32,000 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 1997, an aggregate of approximately 118,000 shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

401(K) PLAN

     In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $139,000 to the 401(k) Plan during the year ended December 31, 1997. No contributions were made during the years ended December 31, 1996 and 1995.

     In March 1995, the Company adopted a Defined Contribution Plan (the "Fractal 401(k) Plan"). Participation in the Fractal 401(k) Plan was available to substantially all Fractal employees. Employees could

                           METACREATIONS CORPORATION
contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Effective August 1996, the Company began making matching contributions in the form of common stock. During the year ended December 31, 1996, the Company contributed approximately 7,000 shares of common stock with an aggregate fair market value of $88,000. Upon consummation of the merger, the Fractal 401(k) Plan was merged with and into the 401(k) Plan.

STOCK OPTION PLANS (THE "PLANS")

  1992 Incentive Stock Option Plan

     The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale or award of restricted common stock to employees and consultants of the Company. As of December 31, 1997, options to purchase an aggregate of 626,000 shares of common stock were outstanding under the 1992 Plan, with vesting provisions ranging up to five years. Options granted under the 1992 Plan are exercisable for a period of ten years. At December 31, 1997, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1992 Plan.

  1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

     The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 1997, options to purchase an aggregate of 508,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 1997, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

  1995 Stock Plan

     The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1997, options to purchase an aggregate of 1,667,000 shares of common stock have been granted under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 1997, an aggregate of 322,000 shares of common stock were reserved for future issuance under the 1995 Plan.

  1995 Director Option Plan

     The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over four years and are exercisable for a period of ten years. As of December 31, 1997, 55,000 options have been granted under the 1995 Director Plan. At December 31, 1997, an aggregate of 95,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

  1996 Dive Option Plan

     In connection with the acquisition of Dive in August 1996 (Note 3), the Company issued options to purchase an aggregate of 211,000 shares of common stock to the previous stockholders and employees of Dive (the "Dive Plan"). The non-statutory stock options vest over four years and are exercisable for a period of ten

                           METACREATIONS CORPORATION
years. At December 31, 1997, no shares of common stock were reserved for future issuance under the Dive Plan.

  1996 Nonstatutory Stock Option Plan

     The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1997, options to purchase an aggregate of 1,850,000 shares of common stock have been granted under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 1997, an aggregate of 47,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

  Fractal Stock Option Plan

     In connection with the Company's merger with Fractal, which became effective on May 30, 1997, the Company assumed all of the options outstanding under the Ray Dream 1992 Stock Option Plan, the Fractal 1993 Stock Option Plan, the Fractal 1995 Stock Option Plan, the Fractal Director Plan and the Fractal Outside Plan (collectively, the "Fractal Plans"). All such options were converted into options to purchase 0.749 shares of MetaCreations common stock at an exercise price equal to the exercise price of the converted option divided by
0.749. Options granted under the Fractal Plans generally vest over a four year period and are exercisable for a period of ten years. At December 31, 1997, no shares of common stock were reserved for issuance under the Fractal Plans.

                           METACREATIONS CORPORATION

  Options Issued Under Plans

     The following summarizes activity in the Plans for the years ended December 31, 1995, 1996, and 1997 (in thousands, except per share data):

                                                                OPTIONS OUTSTANDING
                                                               ---------------------
                                                   OPTIONS                  WEIGHTED
                                                  AVAILABLE                 AVERAGE
                                                     FOR       NUMBER OF    EXERCISE
                                                    GRANT       SHARES       PRICE
                                                  ---------    ---------    --------
Options outstanding at December 31, 1994........    2,209        1,562       $ 0.95
  Shares reserved under new plans...............      921           --           --
  Reduction in shares reserved under plans......     (358)          --           --
  Granted -- exercise price equal to fair
     value......................................   (1,526)       1,526         5.94
  Granted -- exercise price greater than fair
     value......................................      (29)          29         4.27
  Granted -- exercise price less than fair
     value......................................      (76)          76         1.68
  Exercised.....................................       --          (55)        0.69
  Canceled......................................      158         (158)        2.09
                                                   ------       ------       ------

Options outstanding at December 31, 1995........    1,299        2,980         3.66
  Shares reserved under new plans...............    1,511           --           --
  Reduction in shares reserved under plans......     (187)          --           --
  Granted -- exercise price equal to fair
     value......................................   (1,409)       1,409        16.35
  Granted -- exercise price greater than fair
     value......................................     (854)         854        13.06
  Exercised.....................................       --         (428)        1.79
  Canceled......................................      329         (329)       11.30
                                                   ------       ------       ------

Options outstanding at December 31, 1996........      689        4,486         8.83
  Shares reserved under new plans...............    2,140           --           --
  Reduction in shares reserved under plans......     (592)          --           --
  Granted -- exercise price equal to fair
     value......................................   (3,258)       3,258         9.77
  Granted -- exercise price greater than fair
     value......................................      (35)          35         7.16
  Exercised.....................................       --         (756)        2.45
  Canceled......................................    1,520       (1,520)       14.57
                                                   ------       ------       ------

Options outstanding at December 31, 1997........      464        5,503       $ 8.66
                                                   ======       ======       ======

     The following summarizes options exercisable at December 31, 1997, 1996, and 1995 (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                              1997     1996     1995
                                                              -----    -----    ----
  Options exercisable.......................................  1,642    1,036    907

     The following summarizes the weighted average fair value of options granted during the years ended December 31, 1997, 1996, and 1995:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                             ------------------------
                                                             1997      1996     1995
                                                             -----    ------    -----
Exercise price equal to fair value.......................    $6.40    $10.19    $3.79
Exercise price greater than fair value...................     4.13      7.71     2.35
Exercise price less than fair value......................       --        --     5.15

                           METACREATIONS CORPORATION

     The following summarizes information about stock options outstanding at December 31, 1997 (in thousands, except per share data):

                                          OUTSTANDING                EXERCISABLE
                                 -----------------------------    ------------------
                                                      WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE
           EXERCISE                        AVERAGE    EXERCISE              EXERCISE
          PRICE RANGE            SHARES    LIFE(A)     PRICE      SHARES     PRICE
          -----------            ------    -------    --------    ------    --------
$0.08 - $5.00..................  1,162      5.47       $ 1.83       917      $ 1.70
$5.03 - $9.75..................  1,136      6.68         7.22       176        6.40
$10.25 - $10.25................    935      9.40        10.25        --          --
$10.68 - $11.75................  1,092      9.31        11.23       151       11.30
$12.50 - $25.13................  1,178      8.86        13.17       398       13.47
                                 -----      ----       ------     -----      ------
          Total................  5,503      7.87       $ 8.66     1,642      $ 5.94
                                 =====      ====       ======     =====      ======

---------------

(a) Average contractual life remaining in years.

     The Company accrued compensation expense of $607,000 for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition (Note 3) in December 1996. At December 31, 1997, accrued compensation related to the options totaled $576,000.

     During the year ended December 31, 1995, the Company granted to employees stock options for the purchase of shares of common stock at exercise prices less than the fair market value of the Company's common stock on the grant date. During the years ended December 31, 1996 and 1995, the Company recognized approximately $190,000 and $159,000 of compensation expense relating to these options, respectively.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of the Statement. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996, and 1995: risk-free interest rate of between 5.6% and 6.0%, no dividend yield, volatility factor of the expected market price of the Company's common stock of between 70% and 80%, and a weighted-average expected life of the options of between 4.3 and 4.5 years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss, net loss applicable to

                           METACREATIONS CORPORATION
common stockholders, and net loss per common share would approximate the following (in thousands, except per share amounts):

                                                            AS REPORTED    PRO FORMA
                                                            -----------    ---------
Year Ended December 31, 1997:
  Net loss................................................    $(8,178)     $(10,499)
  Net loss applicable to common stockholders..............     (8,178)      (10,499)
  Net loss per common share (diluted).....................      (0.36)        (0.46)

Year Ended December 31, 1996:
  Net loss................................................    $(7,650)     $ (9,938)
  Net loss applicable to common stockholders..............     (7,650)       (9,938)
  Net loss per common share (diluted).....................      (0.37)        (0.48)

Year Ended December 31, 1995:
  Net income..............................................    $ 2,426      $  2,071
  Net income applicable to common stockholders............      2,337         1,982
  Net income per common share (diluted)...................       0.15          0.13

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995. The Company anticipates grants of additional awards in future years.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK

     At December 31, 1994, the Company had authorized 3,600,000 shares of Series B Preferred, of which 3,390,000 shares were issued and outstanding. The Series B Preferred accrued cumulative, quarterly dividends, whether or not earned or declared, commencing March 1, 1994 at a rate of $0.03125 per share. The Series B Preferred was convertible into common stock of the Company at a conversion rate of one share of common stock for each share of preferred, had voting rights equal to its common stock conversion, voted with the common stock and carried a stated value of $2.50 per share and a liquidation preference of $2.50 per share plus any accrued and unpaid dividends, whether or not declared. At the option of the majority of the holders of the Series B Preferred, the Series B Preferred was redeemable by the Company based on certain dates and terms. The Company recorded an increase in the value of the Series B Preferred of $89,000 for the year ended December 31, 1995 for the amortization of costs related to the issuance of the Series B Preferred. In 1995, the 3,390,000 shares of Series B Preferred were converted into 3,390,000 shares of common stock. No shares of Series B Preferred were authorized at December 31, 1995.

     In September and November 1994, the Company issued approximately 792,000 shares of mandatorily redeemable convertible preferred stock (the "Preferred Stock") for $2.67 per share. Proceeds to the Company totaled $2,072,000, net of issuance costs. The Preferred Stock was redeemable at the option of the holders of at least two thirds of the outstanding Preferred Stock in three annual installments at a price equal to the sum of $2.67 per share plus $0.16 per annum from the date of issuance subject to adjustment for antidilution. The excess of the redemption price over the original issuance price of the Preferred Stock was charged to retained earnings as an accretion to redemption value with a corresponding increase in the value of the Preferred Stock. Upon the closing of the Company's initial public offering, the Preferred Stock was converted into common stock and the aggregate balance of the Preferred Stock of $2,204,000 at that date was credited to additional paid-in capital.

     In connection with the issuance of Preferred Stock, the Company issued warrants to purchase approximately 40,000 shares of common stock at an exercise price of $2.67 per share. The warrants were exercisable for a period of five years after the date of issuance. The warrants expired upon the consummation

                           METACREATIONS CORPORATION
of the Company's initial public offering. A total of approximately 40,000 shares of common stock were issued upon conversion of the warrants.

13. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1997       1996       1995
                                                         -------    -------    ------
Current:
  Federal..............................................  $  (587)   $ 2,593    $1,867
  State................................................     (729)       984       527
  Foreign..............................................       --         --        16
                                                         -------    -------    ------
          Total current................................   (1,316)     3,577     2,410
Deferred:
  Federal..............................................      937     (1,233)     (513)
  State................................................      169       (128)      (70)
                                                         -------    -------    ------
          Total deferred...............................    1,106     (1,361)     (583)
                                                         -------    -------    ------
                                                         $  (210)   $ 2,216    $1,827
                                                         =======    =======    ======

     The differences between the Company's effective income tax rate and the United States statutory rate are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997      1996     1995
                                                              ------    ------    -----
Federal tax (benefit) at the statutory rate.................  (35.0)%   (34.0)%   34.0%
State income taxes, net of Federal income tax benefit.......    4.3       8.8      7.3
Foreign income taxes........................................     --        --      1.2
Nondeductible acquisition costs.............................   42.0      94.3       --
Nondeductible expenses......................................    2.2       2.7      0.1
Tax exempt interest income..................................   (0.9)       --       --
Change in valuation reserve.................................   (1.3)    (29.0)    (0.9)
Net operating loss and tax credit carryforwards.............  (13.8)     (2.0)     1.3
                                                              -----     -----     ----
                                                               (2.5)%    40.8%    43.0%
                                                              =====     =====     ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together

                           METACREATIONS CORPORATION
with net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              ------    -------
Deferred tax assets:
  Allowance for returns and doubtful accounts...............  $  460    $ 1,864
  Inventory reserves........................................     287        244
  Accrued expenses..........................................     421        863
  State income taxes........................................     196        136
  Tax credit carryforwards..................................      --         80
  Net operating loss carryforwards..........................   2,181        904
                                                              ------    -------
                                                               3,545      4,091
  Valuation allowance.......................................    (911)    (1,264)
                                                              ------    -------
          Net deferred tax assets...........................   2,634      2,827

Deferred tax liabilities:
  Depreciation and amortization.............................     (33)       (20)
                                                              ------    -------
          Net deferred tax liabilities......................     (33)       (20)
                                                              ------    -------
          Net deferred taxes................................  $2,601    $ 2,807
                                                              ======    =======

     The valuation allowance for deferred taxes decreased approximately $353,000 during the year ended December 31, 1997, primarily as a result of the recognition of a state deferred tax asset. The net change in the valuation allowance for deferred taxes during the year ended December 31, 1996 was a reduction of approximately $1,348,000 as a result of the recognition of a Federal deferred tax asset. The Company's management believes a valuation allowance is required for the net operating losses of RTG due to potential limitations on the Company's ability to utilize the loss carryforwards in light of RTG's earnings history and pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $8,458,000 for federal income tax purposes, which begin expiring in 2011. The Company's net operating loss carryforwards relate to the Company's acquisitions of RTG and Specular and its merger with Ray Dream (Note 3). Additionally, the Company has net operating loss carryforwards of approximately $86,000 for state income tax purposes, which begin expiring in 2001. The net operating loss carryforwards, may be used to offset future taxable income from the related subsidiaries.

14. EARNINGS PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement requires dual presentation of newly defined basic and diluted earnings per share ("EPS") on the face of the income statement for all entities with complex capital structures. The following table provides a reconciliation of the

                           METACREATIONS CORPORATION
numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1997, 1996, and 1995 (in thousands, except per share amounts):

                                                          INCOME         SHARES       PER-SHARE
                                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                        -----------   -------------   ---------
Year Ended December 31, 1997:
  Basic EPS...........................................    $ 8,178         22,965        $(.36)
  Effect of dilutive securities -- stock options......         --             --
                                                          -------        -------
  Diluted EPS.........................................    $ 8,178         22,965        $(.36)
                                                          =======        =======
Year Ended December 31, 1996:
  Basic EPS...........................................    $(7,650)        20,590        $(.37)
  Effect of dilutive securities -- stock options and
     warrants.........................................         --             --
                                                          -------        -------
  Diluted EPS.........................................    $(7,650)        20,590        $(.37)
                                                          =======        =======
Year Ended December 31, 1995:
  Basic EPS...........................................    $ 2,337         12,987        $ .18
  Effect of dilutive securities -- stock options and
     warrants.........................................         --          2,280
                                                          -------        -------
  Diluted EPS.........................................    $ 2,337         15,267        $ .15
                                                          =======        =======

     The computation for diluted number of shares excludes unexercised stock options and warrants which are antidilutive. The number of such shares were 1,675,000 and 2,217,000 for the years ended December 31, 1997 and 1996, respectively.

15. COMMITMENTS

     The Company leases office space in Carpinteria under a lease agreement which expires in September 2008. The lease agreement provides the Company with three options to extend the term of the lease through September 2018 in addition to granting the Company the first right of purchase in the event the lessor decides to sell the related property. The Company also leases office space for its facility in Scotts Valley, California, its research facility in Princeton, New Jersey, its international headquarters in Dublin, Ireland, and its various international sales offices pursuant to noncancelable lease agreements with terms through 2003. The lease agreement for the Scotts Valley facility, which expires in 2003, provides for two options to extend the term of the lease for three years each. Additionally, effective December 1, 1998, the lease agreement for the Scotts Valley facility requires the Company to assume additional office space through 2003.

     The Company also leases certain equipment and three vehicles for officers of the Company with lease terms of three years. Rent expense for office space, equipment, and vehicles amounted to approximately $1,480,000, $972,000, and $765,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 1997 are as follows (in thousands):

1998...............................................  $ 1,510
1999...............................................    1,785
2000...............................................    1,678
2001...............................................    1,635
2002...............................................    1,563
Thereafter.........................................    5,624
                                                     -------
                                                     $13,795
                                                     =======

                           METACREATIONS CORPORATION

16. CONTINGENCIES

     The Company is engaged in certain legal actions arising in the ordinary course of business. On advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

17. INDUSTRY AND GEOGRAPHIC AREA SEGMENT INFORMATION

     The Company operates in one industry segment, prepackaged software. The Company designs, develops, publishes, markets and supports visual computing software tools and technologies for the creation, editing, and manipulation of computer graphic images and digital art.

     The following is a summary of local operations by geographic region as of December 31, 1997, 1996, and 1995 (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                            1997       1996      1995
                                                          --------   --------   -------
Net trade revenues:
  United States.........................................  $ 55,614   $ 60,197   $44,169
  Europe................................................    13,460      2,739     2,091
Interarea transfers:
  United States.........................................        --        131       135
  Europe................................................     6,296      2,203        --
  Eliminations..........................................    (6,296)    (2,334)     (135)
                                                          --------   --------   -------
     Total net revenues.................................  $ 69,074   $ 62,936   $46,260
                                                          ========   ========   =======
Operating income (loss):
  United States.........................................  $ (7,696)  $ (8,164)  $ 3,437
  Europe................................................    (3,849)      (667)      182
                                                          --------   --------   -------
     Total operating income (loss)......................  $(11,545)  $ (8,831)  $ 3,619
                                                          ========   ========   =======
Identifiable assets:
  United States.........................................  $ 87,069   $104,009   $93,936
  Europe................................................    12,822      2,582     1,772
  Eliminations..........................................    (2,601)    (8,656)     (691)
                                                          --------   --------   -------
     Total identifiable assets..........................  $ 97,290   $ 97,935   $95,017
                                                          ========   ========   =======

     Sales between geographic areas and commissions paid to affiliates marketing exported products are accounted for at prices that provide a profit and are in accordance with the rules and regulations of the respective governing authorities. Total export revenue consisting of sales from the Company's U.S. operations to non-affiliated customers by geographic region for the years ended December 31, 1997, 1996, and 1995 are as follows (in thousands):

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
Pacific Rim...............................................  $ 9,412   $14,248   $ 9,984
Europe....................................................    2,965    10,153     4,805
Rest of World.............................................      619       622       729
                                                            -------   -------   -------
                                                            $12,996   $25,023   $15,518
                                                            =======   =======   =======

                           METACREATIONS CORPORATION

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1997 and 1996, are as follows (in thousands, except per share amounts):

                                                                     QUARTER ENDED
                                                   -------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                   --------    --------   ------------   -----------
Fiscal year 1997:
  Net revenues...................................  $13,252     $ 18,749     $21,008       $ 16,065
  Gross profit...................................   10,584       15,186      17,985         13,460
  Net income (loss)..............................     (432)     (12,354)      3,605          1,003
  Net income (loss) per share (diluted)..........    (0.02)       (0.54)       0.15           0.04
Fiscal year 1996:
  Net revenues...................................  $13,983     $ 14,854     $18,175       $ 15,924
  Gross profit...................................   11,290       12,136      14,891         12,942
  Net income (loss)..............................      275        1,760       2,785        (12,470)
  Net income (loss) per share (diluted)..........     0.01         0.08        0.12          (0.60)

     The net loss incurred for the quarter ended December 31, 1996 resulted from costs associated with the acquisition of RTG (Note 3), including the related write-off of acquired in-process technology. The net loss incurred for the quarter ended June 30, 1997 resulted from cost associated with the merger with Fractal (Note 1) and the acquisition of Specular (Note 3), including the related write-off of acquired in-process technology.

                           METACREATIONS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                            BALANCE AT                                             BALANCE AT
                                             BEGINNING    CHARGED TO      OTHER       COSTS AND      END OF
               DESCRIPTION                   OF PERIOD     EXPENSE     ADDITIONS(1)   DEDUCTIONS     PERIOD
               -----------                  -----------   ----------   ------------   ----------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year Ended December 31, 1997............    $  936        $  630         $  6         $  356       $1,216
  Year Ended December 31, 1996............       745           597           --            406          936
  Year Ended December 31, 1995............       484           495           --            234          745

ALLOWANCE FOR RETURNS:
  Year Ended December 31, 1997............    $3,618        $4,571         $113         $6,268       $2,034
  Year Ended December 31, 1996............     3,060         5,870           --          5,312        3,618
  Year Ended December 31, 1995............     1,629         5,319           --          3,888        3,060

ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  Year Ended December 31, 1997............    $  631        $  860         $ 96         $  868       $  719
  Year Ended December 31, 1996............       871           724           --            964          631
  Year Ended December 31, 1995............       315           796           --            240          871

VALUATION ALLOWANCE FOR DEFERRED TAX
  ASSETS:
  Year Ended December 31, 1997............    $1,264        $   --         $ --         $  353       $  911
  Year Ended December 31, 1996............     2,612            --           --          1,348        1,264
  Year Ended December 31, 1995............     2,466           146           --             --        2,612

---------------

(1) Reserves obtained in connection with the acquisition of Specular International, Ltd. on April 15, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Election of Directors."

     The information concerning the Company's executive officers required by this item is incorporated by reference herein to Part I, Item 4, entitled "Executive Officers of the Registrant," on page 17 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item, except for such information as need not be incorporated herein by reference under rules promulgated by the Securities and Exchange Commission, is incorporated by reference to the section in the Company's Proxy Statement entitled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Employment Arrangements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 28 of this Report.

          2.  Exhibits.

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
     2.1      Form of Agreement and Plan of Merger by and between the
              Registrant and MetaTools, Inc., a California corporation(1)
     2.2      Stock Purchase Agreement between the Registrant and Real
              Time Geometry Corp. dated December 23, 1996 (the exhibits
              listed therein have been omitted and filed separately as
              Exhibits 10.22, 10.23, 10.24, and 10.26)(5)
     2.3      Agreement and Plan of Reorganization, dated as of February
              11, 1997, among MetaTools, Inc., a Delaware corporation,
              Fractal Design Corporation, a Delaware corporation, and Rook
              Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools(8)
     2.4      Agreement and Plan of Merger among Fractal Design
              Corporation, a California corporation, and Rook Acquisition
              Corp., a Delaware corporation, dated as of May 29, 1997(9)
     3.4      Restated Certificate of Incorporation of Registrant(3)
     3.5      Certificate of Amendment of Restated Certificate of
              Incorporation of Registrant(9)
     3.6      Bylaws of Registrant, as amended(3)
     4.1      Specimen of Common Stock Certificate of Registrant(9)
    10.1      Indemnification Agreement for Executive Officers and
              Directors(1)
    10.2      Investors' Rights Agreement, as amended(1)
    10.3      1992 Incentive Stock Plan(1)
    10.4      1994 Incentive Stock Option, Non-Qualified Stock Option and
              Restricted Stock Purchase Plan(1)
    10.5      1995 Stock Plan, as amended(2)(6)
    10.6      1995 Employee Stock Purchase Plan(2)
    10.7      1995 Director Option Plan(2)
    10.8      Employment Agreement between the Registrant and John J.
              Wilczak dated April 15, 1992, as amended(1)
    10.9      Employment Agreement between the Registrant and Kai Krause dated January 26, 1994(1)
    10.10     Employment Agreement between the Registrant and Terance A.
              Kinninger dated September 27, 1995(1)
    10.15     Loan and Security Agreement between the Registrant and
              Silicon Valley Bank dated September 25, 1994, as amended on
              December 6, 1996 and March 12, 1998(1)(3)
    10.16*    Distribution Agreement between the Registrant and Ingram
              Micro Inc. dated October 19, 1992, as amended on November
              10, 1997(1)
    10.19     Form of Employee Invention, Copyright, and Secrecy
              Agreement(1)
    10.20     Employment Agreement between the Registrant and Fred Brown dated November 13, 1995(1)
    10.21*    International Software Distribution Agreement between the
              Registrant and Marubeni Corporation dated as of August 1,
              1997
    10.22*    Turnkey/Inventory Agreement between the Registrant and Modus
              Media International, Inc. dated as of June 1, 1997
    10.23     Employment Agreement between the Registrant and Robert Rice dated December 31, 1996(5)
    10.24     Noncompetition Agreement between the Registrant and
              Alexander Migdal dated December 31, 1996(5)
    10.25     Amended and Restated Investors' Rights Agreement(5)
    10.26     Employment Agreement between the Registrant and Alexander
              Migdal dated December 31, 1996(5)
    10.27     1996 Dive Option Plan(6)

    EXHIBIT
    NUMBER                           EXHIBIT TITLE
    -------                          -------------
    10.28     1996 Nonstatutory Stock Option Plan
    10.29*    Software Licensing Agreement between the Registrant and
              Prisma Express Distributionsgesellschaft GmbH dated as of
              December 30, 1996(7)
    10.30     Letter Agreement between the Registrant and Mark Zimmer and
              Thomas Hedges, dated February 11, 1997
    10.31*    Software Licensing Agreement between the Registrant and
              Prisma Express Distributionsgesellschaft GmbH dated as of
              September 10, 1997
    10.32     Severance Agreement between the Registrant and Terance A.
              Kinninger dated October 31, 1997
    10.33     Severance Agreement between the Registrant and Fred Brown
              dated October 31, 1997
    10.34     Lease Agreement between the Registrant and Bluffs Group III dated December 8, 1997
    10.35     Second Lease Agreement between the Registrant and Bluffs
              Group III dated December 8, 1997
    10.36     Lease Agreement between the Registrant and HKH Partners
              dated December 8, 1997
    10.37     Consulting and Release Agreement between the Registrant and
              John J. Wilczak dated February 20, 1998
    10.38     Employment Agreement between the Registrant and Gary L.
              Lauer dated February 20, 1998
    21.1      List of Registrant's Subsidiaries
    23.1      Consent of Coopers & Lybrand L.L.P., Independent Accountants
    23.2      Consent of Price Waterhouse L.L.P., Independent Accountants
    24.1      Power of Attorney (included on the signature pages of this
              Annual Report on Form 10-K)
    27.1      Financial Data Schedule

---------------
 * Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

(5) Incorporated by reference to the Company's Current Report on Form 8-K, filed on or about January 15, 1997.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on or about December 3, 1996 (File No. 333-17209).

(7) Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1996.

(8) Incorporated by reference to the Company's Registration Statement on Form S-4, filed April 28, 1997 (File No. 333-25939).

(9) Incorporated by reference to the Company's Form 8-K, filed June 13, 1997.

     (b) Reports on Form 8-K

     No reports have been filed with the Securities and Exchange Commission during the fourth quarter ended December 31, 1997.

     (c) Exhibits

     See Item 14(a)(2) above.

     (d) Financial Statement Schedules

     See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 30th day of March 1998.

                                          METACREATIONS CORPORATION

                                          By:   /s/ TERANCE A. KINNINGER
                                            ------------------------------------
                                                    Terance A. Kinninger
                                                   Sr. Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terance A. Kinninger, his attorney-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneysin-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----

                   /s/ GARY L. LAUER                        Director, President and     March 30, 1998
--------------------------------------------------------    Chief Executive Officer
                     Gary L. Lauer                            (Principal Executive
                                                                    Officer)

                /s/ TERANCE A. KINNINGER                    Vice President and Chief    March 30, 1998
--------------------------------------------------------  Financial Officer (Principal
                  Terance A. Kinninger                      Financial and Accounting
                                                                    Officer)

                     /s/ KAI KRAUSE                        Director and Chief Design    March 30, 1998
--------------------------------------------------------            Officer
                       Kai Krause

                    /s/ MARK ZIMMER                            Director and Chief       March 30, 1998
--------------------------------------------------------       Technology Officer
                      Mark Zimmer

                   /s/ THOMAS HEDGES                       Director and Chief Systems   March 30, 1998
--------------------------------------------------------           Architect
                     Thomas Hedges

                /s/ SAMUEL H. JONES, JR.                            Director            March 30, 1998
--------------------------------------------------------
                  Samuel H. Jones, Jr.

                     /s/ BERT KOLDE                                 Director            March 30, 1998
--------------------------------------------------------
                       Bert Kolde

                /s/ WILLIAM H. LANE III                             Director            March 30, 1998
--------------------------------------------------------
                  William H. Lane III

                  /s/ HOWARD L. MORGAN                              Director            March 30, 1998
--------------------------------------------------------
                    Howard L. Morgan

                  /s/ ARTHUR COLLMEYER                              Director            March 30, 1998
--------------------------------------------------------
                    Arthur Collmeyer