Form 10-Q
period 1998-03-31
METACREATIONS CORP
filed 1998-05-14
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended March 31, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 1998, there were outstanding 23,659,165 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                                   Page
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements.......................................        3

                     Consolidated Balance Sheets - March 31, 1998 and
                        December 31, 1997
                     Consolidated Statements of Operations - Three months
                        ended March 31, 1998 and 1997
                     Consolidated Statements of Cash Flows - Three months
                        ended March 31, 1998 and 1997
                     Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.....................        9

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...........................       16

SIGNATURES        ...........................................................       17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31,   DECEMBER 31,
                                                                   1998         1997
                                                               -----------  ------------
                                                               (Unaudited)    (Audited)
ASSETS
Current assets:
  Cash and cash equivalents .............................      $  15,477       $   9,653
  Short-term investments ................................         36,007          40,349
  Accounts receivable, net ..............................         21,228          26,604
  Inventories ...........................................          1,445           1,667
  Income taxes receivable ...............................          3,606           3,324
  Deferred income taxes .................................          2,634           2,634
  Prepaid expenses ......................................          4,846           3,494
                                                               ---------       ---------
      Total current assets ..............................         85,243          87,725

Property and equipment, net .............................          8,081           7,577
Other assets ............................................          1,799           1,988
                                                               ---------       ---------
      Total assets ......................................      $  95,123       $  97,290
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................      $   4,313       $   4,860
  Accrued expenses ......................................          3,107           3,971
  Royalties payable .....................................          1,032           1,217
                                                               ---------       ---------
      Total current liabilities .........................          8,452          10,048

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares
    authorized - no shares issued and outstanding at
    March 31, 1998 and December 31, 1997,
    respectively.........................................             --              --
  Common stock, $.001 par value; 75,000 shares authorized
    - 23,641 and 23,606 shares issued and outstanding
    at March 31, 1998 and December 31, 1997,
    respectively ........................................             24              24
  Paid-in capital .......................................        110,189         109,896
  Notes receivable from stockholders ....................         (3,212)         (3,170)
  Cumulative translation adjustment .....................           (134)           (135)
  Accumulated deficit ...................................        (20,196)        (19,373)
                                                               ---------       ---------
      Total stockholders' equity ........................         86,671          87,242
                                                               ---------       ---------
      Total liabilities and stockholders' equity ........      $  95,123       $  97,290
                                                               =========       =========

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           -----------------------
                                                             1998           1997
                                                           --------       --------
Net revenues ........................................      $ 14,423       $ 13,252
Cost of revenues ....................................         2,331          2,668
                                                           --------       --------
Gross profit ........................................        12,092         10,584

Operating expenses:
  Sales and marketing ...............................         7,915          7,331
  Research and development ..........................         4,219          3,059
  General and administrative ........................         1,848          1,632
                                                           --------       --------
Total operating expenses ............................        13,982         12,022
                                                           --------       --------

Loss from operations ................................        (1,890)        (1,438)
Interest and investment income, net .................           714            811
                                                           --------       --------

Loss before benefit for income taxes ................        (1,176)          (627)
Benefit for income taxes ............................          (353)          (195)
                                                           --------       --------
Net loss ............................................      $   (823)      $   (432)
                                                           ========       ========

Net loss per common share - basic and diluted .......      $  (0.03)      $  (0.02)
                                                           ========       ========

Weighted average number of shares outstanding - basic
  and diluted .......................................        23,620         22,261
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

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                1998            1997
                                                             ----------      ---------
Cash flows from operating activities:
  Net loss .............................................      $   (823)      $   (432)
  Adjustment to retained earnings as a result of .......            --            513
    business combination................................
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization ....................           973            348
      Provision for losses on receivables and product            2,740            481
        returns.........................................
      Provision for losses on inventory ................           239             --
      Accrued interest income ..........................           (42)           (42)
      Changes in operating assets and liabilities:
        Accounts receivable ............................         2,636           (636)
        Inventories ....................................           (17)          (203)
        Income taxes receivable ........................          (185)           416
        Prepaid expenses and other assets ..............        (1,220)        (1,122)
        Accounts payable and accrued expenses ..........        (1,224)          (822)
        Royalties payable ..............................          (185)            97
                                                              --------       --------
         Net cash provided by (used in) operating                2,892         (1,402)
           activities...................................

Cash flows from investing activities:
  Purchases of short-term investments ..................       (14,427)        (7,813)
  Proceeds from sales and maturities of short-term
    investments ........................................        18,769          2,324
  Purchases of property and equipment ..................        (1,245)        (1,244)
  Purchases of software technology and product rights ..          (175)             -
                                                              --------       --------
         Net cash provided by (used in) investing
          activities....................................         2,922         (6,733)

Cash flows from financing activities:
  Proceeds from exercise of stock options ..............             9             81
                                                              --------       --------
         Net cash provided by financing activities .....             9             81

Effect of exchange rates changes on cash ...............             1              -
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents ...         5,824         (8,054)
Cash and cash equivalents at beginning of period .......         9,653         21,605
                                                              --------       --------
Cash and cash equivalents at end of period .............      $ 15,477       $ 13,551
                                                              ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            METACREATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MetaCreations Corporation and its wholly-owned subsidiaries (collectively "MetaCreations" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K.

Revenue Recognition

During the three months ended March 31, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," which superceded SOP 91-1. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence which is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The impact of adopting SOP 97-2 was not material to the Company's financial position, results of operations or cash flows.

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



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

Comprehensive Income

During the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations or cash flows for the three months ended March 31, 1998 and 1997.

Statement of Financial Accounting Standards Not Yet Adopted

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, but does not require that segment information be reported in financial statements for interim periods in the initial year of application. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


2.  INVENTORIES

Inventories consist of the following (in thousands):

                                                         MARCH 31,   DECEMBER 31,
                                                           1998         1997
                                                         ---------    ------------
    Finished goods....................................    $  1,188      $  1,465
    Materials and supplies............................         257           202
                                                          --------      --------
                                                          $  1,445      $  1,667
                                                          ========      ========

3.  INCOME TAXES

The benefits for income taxes for the three months ended March 31, 1998 and 1997 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

4.  LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 1998 and 1997 in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                LOSS         SHARES     PER-SHARE
                                             (NUMERATOR)  (DENOMINATOR)   AMOUNT
                                             -----------  ------------- ---------

    Three Months Ended March 31, 1998:
      Basic EPS.............................    $(823)       23,620      $(.03)
      Effect of dilutive securities.........       --            --
                                                -----        ------
      Diluted EPS...........................    $(823)       23,620      $(.03)
                                                =====        ======

    Three Months Ended March 31, 1997:
      Basic EPS.............................    $(432)       22,261      $(.02)
      Effect of dilutive securities.........       --            --
                                                -----        ------
      Diluted EPS...........................    $(432)       22,261      $(.02)
                                                =====        ======

The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 6,749,000 and 4,610,000 shares of common stock were outstanding as of March 31, 1998 and 1997, respectively, and excluded from the computation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K.

OVERVIEW

MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for the three months ended March 31, 1997 include the pooled financial statements of MetaTools, Inc. and Fractal Design Corporation.

Revenue growth for MetaCreations during the three months ended March 31, 1998 was substantially achieved through the Company's continued introduction of new products and the release of enhanced versions of its existing products, as well as significant investment in the expansion of its sales and marketing activities to address broader distribution channels. While the Company has significantly expanded its product line, the Company's future revenues are substantially dependent upon the continued market acceptance of the Company's existing leading products: Art Dabbler, Bryce, Kai's Photo Soap, Kai's Power GOO, Kai's Power SHOW, Kai's Power Tools, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products represented a substantial majority of net revenues during this period. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the timely introduction and ultimate success of these products.

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

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                 1998        1997
                                                ------      ------
      Net revenues...........................    100.0 %     100.0 %
      Cost of revenues.......................     16.2        20.1
                                                 -----       -----
         Gross margin........................     83.8        79.9

      Operating expenses:
      Sales and marketing....................     54.9        55.3
      Research and development...............     29.2        23.1
      General and administrative.............     12.8        12.3
                                                 -----       -----
         Total operating expenses............     96.9        90.7
                                                 -----       -----

      Loss from operations...................    (13.1)      (10.8)
      Interest and investment income, net....      5.0         6.1
                                                 -----       -----

      Net loss before benefit for income
      taxes..................................     (8.1)       (4.7)
      Benefit for income taxes...............     (2.4)       (1.5)
                                                 -----       -----

      Net loss...............................     (5.7)%      (3.2)%
                                                 =====       =====

Net Revenues

Net revenues totaled $14.4 million for the three months ended March 31, 1998, an increase of 9% over net revenues of $13.3 million for the three months ended March 31, 1997. Net revenues increased as a result of the Company's release of new products and new versions of its existing products, increased expansion of sales through OEM's and increased sales through the domestic distribution channel. The Company released Kai's Power SHOW, Painter 3D and Painter Classic during the first quarter of 1998. International sales accounted for $4.7 million, or 33% of net revenues, for the three months ended March 31, 1998, compared to $6.3 million, or 48% of net revenues, for the three months ended March 31, 1997, primarily due to the low number of localized versions of products scheduled for release in international markets in the first quarter of 1998.

The Company recognizes revenue from the sale of its products in accordance with SOP 97-2, which generally requires revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence which is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $2.3 million, or 16% of net revenues, for the three months ended March 31, 1998, compared to $2.7 million, or 20% of net revenues, for the three months ended March 31, 1997. The decrease in cost of revenues resulted from the changing mix of product sales, as well as efficiencies achieved in the costs of goods and management costs following the merger of MetaTools, Inc. and Fractal Design Corporation in May 1997. Royalties represented 3% of net revenues for the three months ended March 31, 1998, down from 5% of net revenues for the three months ended March 31, 1997.

The Company expects that cost of revenues will increase in the future commensurate with the increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $7.9 million for the three months ended March 31, 1998, compared to $7.3 million for the three months ended March 31, 1997, but remained flat as a percentage of net revenues at 55%. The increase in sales and marketing expenses resulted primarily from increased marketing activities.

The Company intends to continue such expansion and anticipates that sales and marketing expenses will continue to increase significantly in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $4.2 million, or 29% of net revenues, for the three months ended March 31, 1998, compared to $3.1 million, or 23% of net revenues, for the three months ended March 31, 1997. The increase was attributed to increased personnel costs, including personnel obtained via the acquisition of Specular International, Ltd. in April 1997.

The Company expects research and development expenses will continue to increase in future periods, but may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance and bad debt expenses. General and administrative expenses totaled $1.8 million, or 13% of net revenues, for the three months ended March 31, 1998, compared to $1.6 million, or 12% of net revenues, for the three months ended March 31, 1997. The increase in expenses is due to increased administrative expenses related to the continued growth of the Company.

The Company expects that its general and administrative expenses will continue to increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

Benefit for Income Taxes

The benefits for income taxes for the three months ended March 31, 1998 and 1997 are based on the Company's estimated annualized effective tax rate for the respective years, after giving effect to the utilization of available tax credits and tax planning opportunities.

Net Loss

Net loss was $823,000, or $0.03 per share, for the three months ended March 31, 1998, compared to a net loss of $432,000, or $0.02 per share, for the three months ended March 31, 1997.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Factors that may affect future operating results include, but are not limited to, those discussed below, as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K.

Seasonality and Fluctuations in Quarterly Results

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

As is common in the software industry, the Company's experience has been that a disproportionately large percentage of revenues in each fiscal quarter occurs in the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt and shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, and delays or deferrals in the execution of OEM arrangements can cause significant variations in the Company's financial position, results of operations and cash flows from quarter to quarter. The Company will most likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on Company's financial position, results of operations and cash flows. In addition, the Company currently intends to increase its operating expenses to fund greater levels of research and product development, to increase its sales and marketing operations and to expand its distribution channels. To the extent that such expenses precede, or are not subsequently followed by, increased revenues, the Company's financial position, results of operations and cash flows will be materially and adversely affected.

Due to the foregoing factors, it is likely that the operating results of the Company for some future quarters may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected.

Year 2000 Compliance

The Company has completed implementation of a year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with its business partners, which addresses those other significant systems that may have year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, year 2000 compliance will not pose a significant operational challenge for the Company. However, if these modifications are not completed on a timely basis, including implementation by its business partners, the Company's financial position, results of operations and cash flows will be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions and mergers and working capital requirements resulting from the growth of the Company. Cash and investments totaled $51.5 million at March 31, 1998, up from $50.0 million at December 31, 1997. Net cash provided by operating activities of the Company totaled $2.9 million for the three months ended March 31, 1998, compared to net cash used in operating activities of $(1.4) million for the three months ended March 31, 1997. The increase in cash provided by operating activities is primarily attributed to the decrease in accounts receivable and the provision for losses on receivables and product returns recorded during the quarter ended March 31, 1998. Net cash provided by (used in) investing activities totaled $2.9 million and $(6.7) million for the three months ended March 31, 1998 and 1997, respectively. The change resulted primarily from net sales and purchases of short-term investments during the respective periods. Net cash provided by financing activities totaled $9,000 and $81,000 for the three months ended March 31, 1998 and 1997, respectively, resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods.

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NOT YET ADOPTED

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 requires companies to adopt its provisions for fiscal years beginning after December 15, 1997, but does not require that segment information be reported in financial statements for interim periods in the initial year of application. Management is currently evaluating the requirements of adopting SFAS No. 131 and the effects, if any, on the Company's current reporting and disclosures.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
       Number                               Exhibit Title
        10.5     1995 Stock Plan, as amended on May 6, 1998
        10.6     1995 Employee Stock Purchase Plan, as amended on May 6, 1998
        27.1     Financial Data Schedule

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               METACREATIONS CORPORATION
                                               (Registrant)



 Date:  May 14, 1998                           /s/ TERANCE A. KINNINGER
                                               ------------------------
                                               Terance A. Kinninger
                                               Sr. Vice President and
                                                Chief Financial Officer