Form 10-Q
period 1998-06-30
METACREATIONS CORP
filed 1998-08-14
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended June 30, 1998 or

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

As of August 7, 1998, there were outstanding 23,802,537 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                                   Page
                                                                                   ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements............................................   3

              Consolidated Balance Sheets - June 30, 1998 and
                 December 31, 1997

              Consolidated Statements of Operations - Three and six
                 month periods ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows - Three and six
                 month periods ended June 30, 1998 and 1997

              Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  11

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities...........................................  24

Item 4.    Submission of Matters to a Vote of Security Holders.............  25

Item 5.    Other Information...............................................  26

Item 6.    Exhibits and Reports on Form 8-K................................  26

SIGNATURES ................................................................  27

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1998            1997
                                                                                 -----------------------------
                                                                                 (Unaudited)       (Audited)
ASSETS
Current assets:
  Cash and cash equivalents .................................................      $  13,079       $   9,653
  Short-term investments ....................................................         36,456          40,349
  Accounts receivable, net ..................................................         15,996          26,604
  Inventories ...............................................................            778           1,667
  Income taxes receivable ...................................................          4,222           3,324
  Deferred income taxes .....................................................          2,634           2,634
  Prepaid expenses ..........................................................          4,462           3,494
                                                                                 -----------------------------
      Total current assets ..................................................         77,627          87,725

Property and equipment, net .................................................          7,807           7,577
Other assets ................................................................          1,271           1,988
                                                                                 -----------------------------
      Total assets ..........................................................      $  86,705       $  97,290
                                                                                 =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................      $   4,309       $   4,860
  Accrued expenses ..........................................................          6,232           3,971
  Royalties payable .........................................................            959           1,217
                                                                                 -----------------------------
      Total current liabilities .............................................         11,500          10,048

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares
    authorized - no shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively .......................             --              --
  Common stock, $.001 par value; 75,000 shares authorized - 23,801 and 23,606 shares issued and outstanding at June 30, 1998 and December 31, 1997,
    respectively.............................................................             24              24
  Paid-in capital ...........................................................        111,161         109,896
  Notes receivable from stockholders ........................................         (3,255)         (3,170)
  Cumulative translation adjustment .........................................           (136)           (135)
  Accumulated deficit .......................................................        (32,589)        (19,373)
                                                                                 -----------------------------
      Total stockholders' equity ............................................         75,205          87,242
                                                                                 -----------------------------
      Total liabilities and stockholders' equity ............................      $  86,705       $  97,290
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

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                -------------------------------------------------
                                                   1998         1997         1998         1997
                                                -------------------------------------------------
Net revenues ................................    $  8,015     $ 18,749     $ 22,438     $ 32,001
Cost of revenues ............................       1,562        3,563        3,893        6,231
                                                -------------------------------------------------
Gross profit ................................       6,453       15,186       18,545       25,770

Operating expenses:
  Sales and marketing .......................       8,537        8,550       16,452       15,881
  Research and development ..................       4,430        3,561        8,649        6,620
  General and administrative ................       1,596        1,409        3,444        3,041
  Costs associated with the write-off
    of acquired in-process technology,
    restructuring and mergers ...............       4,955       16,185        4,955       16,185
                                                -------------------------------------------------
Total operating expenses ....................      19,518       29,705       33,500       41,727
                                                -------------------------------------------------

Loss from operations ........................     (13,065)     (14,519)     (14,955)     (15,957)
Interest and investment income, net .........         672          778        1,386        1,589
                                                -------------------------------------------------

Loss before benefit for income taxes ........     (12,393)     (13,741)     (13,569)     (14,368)
Benefit for income taxes ....................          --       (1,387)        (353)      (1,582)
                                                -------------------------------------------------

Net loss ....................................    $(12,393)    $(12,354)    $(13,216)    $(12,786)
                                                =================================================

Net loss per common share - basic and diluted    $  (0.52)    $  (0.54)    $  (0.56)    $  (0.57)
                                                =================================================

Weighted average number of shares
  outstanding - basic and diluted ...........      23,736       22,825       23,679       22,549
                                                =================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 -----------------------
                                                                                    1998         1997
                                                                                 -----------------------
Cash flows from operating activities:
  Net loss ..................................................................     $(13,216)    $(12,786)
  Adjustment to retained earnings as a result of business combination .......           --          513
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Non-cash restructuring costs ..........................................        2,003           --
      Write-off of acquired in-process technology ...........................           --        5,575
      Depreciation and amortization .........................................        2,039        1,048
      Provision for losses on receivables and product returns................        7,981        1,640
      Provision for losses on inventory .....................................          347          270
      Accrued interest income ...............................................          (85)         (84)
      Changes in operating assets and liabilities:
        Accounts receivable .................................................        2,627       (5,832)
        Inventories .........................................................          107         (505)
        Income taxes receivable .............................................         (534)      (2,024)
        Prepaid expenses and other assets ...................................       (1,790)       1,188
        Accounts payable and accrued expenses ...............................        1,897          123
        Royalties payable ...................................................         (258)         235
        Long-term liabilities ...............................................           --          400
                                                                                 -----------------------
         Net cash provided by (used in) operating activities                         1,118      (10,239)

Cash flows from investing activities:
  Purchases of short-term investments .......................................      (30,548)     (17,578)
  Proceeds from sales and maturities of short-term investments...............       34,441       29,039
  Purchases of property and equipment .......................................       (1,943)      (2,013)
  Purchases of software technology and product rights .......................         (355)         (25)
  Payments in connection with acquisition ...................................           --       (1,233)
                                                                                 -----------------------
         Net cash provided by investing activities ..........................        1,595        8,190

Cash flows from financing activities:
  Repayment of notes payable ................................................           --         (274)
  Proceeds from exercise of stock options ...................................          714          270
                                                                                 -----------------------
         Net cash provided by (used in) financing activities                           714           (4)


Effect of exchange rates changes on cash ....................................           (1)          15
                                                                                 -----------------------

Net increase (decrease) in cash and cash equivalents ........................        3,426       (2,038)
Cash and cash equivalents at beginning of period ............................        9,653       21,605
                                                                                 -----------------------
Cash and cash equivalents at end of period ..................................     $ 13,079     $ 19,567
                                                                                 =======================


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K.

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

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns.

Comprehensive Income

During the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 1998 and 1997.

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

2.  RESTRUCTURING

On June 30, 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and improving competitiveness. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $3.0 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2.0 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the reduction of facilities and/or streamlining of the Company's product lines. The Company expects completion of the restructuring plan during the second half of 1998.

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


The following table depicts the restructuring activity through June 30, 1998 (in thousands):

                                              Total
                                         Restructuring  Spending/   Balance at
                                             Charges     Charges  June 30, 1998
                                        ----------------------------------------
    Write-down of operating assets ....       $2,003      $2,003       $   --
    Severance and benefits ............        1,956          --        1,956
    Vacated facilities ................          531          --          531
    Other .............................          465          --          465
                                        ----------------------------------------
                                              $4,955      $2,003       $2,952
                                        ========================================

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                                     JUNE 30        DECEMBER 31,
                                                       1998            1997
                                                    ----------------------------
    Finished goods .......................           $  677           $1,465
    Materials and supplies ...............              101              202
                                                    ----------------------------
                                                     $  778           $1,667
                                                    ============================

4.  INCOME TAXES

Based upon a review of the Company's deferred income tax assets, available tax carrybacks, recent quarterly losses, and expected future taxable income, the Company did not record a benefit for income taxes for the three months ended June 30, 1998. Management believes that it is more likely than not that any additional income tax benefit would not be realized at this point in time. The benefits for income taxes for the three and six months ended June 30, 1997 were based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
5.  LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and six months ended June 30, 1998 and 1997 in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                             LOSS          SHARES      PER-SHARE
                                         (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                         ---------------------------------------
    Three Months Ended:
      June 30, 1998:
        Basic EPS ...................      $(12,393)        23,736      $  (.52)
        Effect of dilutive securities            --             --
                                         ---------------------------
        Diluted EPS .................      $(12,393)        23,736      $  (.52)
                                         ===========================

      June 30, 1997:
        Basic EPS ...................      $(12,354)        22,825      $  (.54)
        Effect of dilutive securities            --             --
                                         ---------------------------
        Diluted EPS .................      $(12,354)        22,825      $  (.54)
                                         ===========================

    Six Months Ended:
      June 30, 1998:
        Basic EPS ...................      $(13,216)        23,679      $  (.56)
        Effect of dilutive securities            --             --
                                         ---------------------------
        Diluted EPS .................      $(13,216)        23,679      $  (.56)
                                         ===========================

      June 30, 1997:
        Basic EPS ...................      $(12,786)        22,549      $  (.57)
        Effect of dilutive securities            --             --
                                         ---------------------------
        Diluted EPS .................      $(12,786)        22,549      $  (.57)
                                         ===========================

The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 7,112,000 and 6,179,000 shares of common stock were outstanding as of June 30, 1998 and 1997, respectively, and excluded from the computation.

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

OVERVIEW

MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for the three and six months ended June 30, 1997 include the pooled financial statements of MetaTools, Inc. and Fractal Design Corporation.

Net revenues decreased during the three months ended June 30, 1998 as a result of lower than expected demand in the domestic retail channels, weak demand in Japan, and increased reserves for returns from distributors to reflect lower demand. The Company believes the recent weakness in the personal computer retail markets contributed to the overall weak demand for its products in the second quarter of 1998. On June 30, 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and improving competitiveness. In connection with the restructuring, the Company recorded a one-time charge to earnings of $5.0 million to cover the costs of reducing certain sectors of its workforce and facilities to levels more appropriate to current business requirements.

While the Company has begun refocusing its product line, the Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products: Bryce, Infini-D, Kai's Photo Soap, Kai's Super GOO, Kai's Power SHOW, Kai's Power Tools, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products represented a substantial majority of net revenues during the three months ended June 30, 1998. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the timely introduction and ultimate success of these products.

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

Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. The Company's recent product development efforts have also entailed significant research and development expenditures. These higher expense levels combined with costs associated with periodic restructurings, mergers, and acquisitions, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues have contributed to the Company's periodic annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts in developing new markets for its products, as well as maintaining and enhancing brand awareness, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     ----------------------------------------
                                       1998       1997      1998       1997
                                     ----------------------------------------
    Net revenues ...................   100.0 %    100.0 %    100.0 %    100.0 %
    Cost of revenues ...............    19.5       19.0       17.4       19.5
                                     ----------------------------------------
       Gross margin ................    80.5       81.0       82.6       80.5

    Operating expenses:
    Sales and marketing ............   106.5       45.6       73.3       49.6
    Research and development .......    55.3       19.0       38.6       20.7
    General and administrative .....    19.9        7.5       15.3        9.5
    Write-off of acquired in-process
      technology, restructuring
      and mergers ..................    61.8       86.3       22.1       50.6
                                     ----------------------------------------
        Total operating expenses ...   243.5      158.4      149.3      130.4
                                     ----------------------------------------
    Loss from operations ...........  (163.0)     (77.4)     (66.7)     (49.9)
    Interest and investment
      income, net ..................     8.4        4.1        6.2        5.0
                                     ----------------------------------------
    Net loss before benefit for
      income taxes .................  (154.6)     (73.3)     (60.5)     (44.9)
    Benefit for income taxes .......    --         (7.4)      (1.6)      (4.9)
                                     ----------------------------------------
    Net loss .......................  (154.6)%    (65.9)%    (58.9)%    (40.0)%
                                     ========================================

Net Revenues

Net revenues totaled $8.0 million for the three months ended June 30, 1998, representing a 57% decrease from net revenues of $18.7 million for the three months ended June 30, 1997. Net revenues decreased as a result of lower than expected demand in the domestic retail channels, weak demand in Japan, and increased reserves for returns from distributors to reflect lower demand. Additionally, the Company also believes recent weakness in the personal computer retail markets contributed to the overall weak demand for its products in the second quarter of 1998. During the three months ended June 30, 1998, the Company released three new versions of its products, Infini-D 4.5, Kai's Super GOO, and Poser 3. International sales accounted for $2.4 million, or 30% of net revenues, for the three months ended June 30, 1998, compared to $6.6 million, or 35% of net revenues, for the three months ended June 30, 1997.

Net revenues totaled $22.4 million for the six months ended June 30, 1998, compared to $32.0 million for the six months ended June 30, 1997, a decrease of 30%. The decrease in net revenues is attributed to lower than expected demand in the domestic retail channels and in Japan, as well as increased reserves for returns from distributors necessitated by the reduced demand. International sales accounted for $7.1 million, or 31% of net revenues, for the six months ended June 30, 1998, compared to $12.9 million, or 40% of net revenues, for the six months ended June 30, 1997.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $1.6 million for the three months ended June 30, 1998, compared to $3.6 million for the three months ended June 30, 1997, but remained flat at 19% of net revenues for both periods. The decrease in cost of revenues resulted from the decrease in net revenues during the quarter. Royalties represented 3% of net revenues for both the three months ended June 30, 1998 and 1997.

Cost of revenues totaled $3.9 million, or 17% of net revenues, for the six months ended June 30, 1998, compared to $6.2 million, or 19% of net revenues, for the six months ended June 30, 1997. The decrease in cost of revenues as a percentage of net revenues resulted from the changing mix of product sales. Royalties represented 3% and 4% of net revenues for the six months ended June 30, 1998 and 1997, respectively.

The Company expects that cost of revenues will increase in the future commensurate with any increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses remained flat at $8.5 million for both the three months ended June 30, 1998 and 1997, but increased as a percentage of net revenues from 46% to 107%. Sales and marketing expenses totaled $16.5 million, or 73% of net revenues, for the six months ended June 30, 1998, an increase of 4% over sales and marketing expenses of $15.9 million, or 50% of net revenues, for the six months ended June 30, 1997. The increase reflected the Company's efforts to expand its sales and marketing presence and distribution channels through increased advertising, mail campaigns, and public relations.

The Company expects sales and marketing expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $4.4 million, or 55% of net revenues, for the three months ended June 30, 1998, compared to $3.6 million, or 19% of net revenues, for the three months ended June 30, 1997, as a result of operating expenses related to increased headcount.

For the six months ended June 30, 1998, research and development expenses totaled $8.6 million, or 39% of net revenues, an increase of 31% over research and development expenses of $6.6 million, or 21% of net revenues, for the six months ended June 30, 1997. The increase was attributed to additional personnel hired to expand the Company's product portfolio, enhance its existing products, and translate its products to foreign languages.

The Company expects research and development expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance, and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses. General and administrative expenses totaled $1.6 million, or 20% of net revenues, for the three months ended June 30, 1998, compared to general and administrative expenses totaling $1.4 million, or 8% of net revenues, for the three months ended June 30, 1997. The dollar increase was attributed to increased reserves for bad debts and increased corporate expenses.

For the six months ended June 30, 1998, general and administrative expenses totaled $3.4 million, or 15% of net revenues, an increase of 13% over general and administrative expenses of $3.0 million, or 10% of net revenues, for the six months ended June 30, 1997. The dollar increase in general and administrative expenses resulted from increased reserves for bad debts and increased corporate expenses.

The Company expects that its general and administrative expenses will continue to increase in the future, but such expenses may vary as a percentage of net revenues.

Restructuring Costs

On June 30, 1998, the Company announced and began to implement a restructuring plan aimed at reducing costs and improving competitiveness. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $3.0 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2.0 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the reduction of facilities and/or streamlining of the Company's product lines. The Company expects completion of the restructuring plan during the second half of 1998.

There can be no assurance that such decreases in operating expenses will be achieved or that, if achieved, that such reductions will be sufficient to restore profitability to the Company's operations.

Write-off of Acquired In-process Technology and Other Merger Costs

In May 1997, the stockholders of MetaCreations and Fractal approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal. During the three months ended June 30, 1997, the Company charged approximately $9.8 million against earnings related to transaction costs and other costs associated with integrating the two companies.

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company has relocated approximately 13 of Specular's existing engineering and product management personnel to its Real Time Geometry facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to approximately 22 of Specular's existing operations, accounting, and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

Benefit for Income Taxes

Based upon a review of the Company's deferred income tax assets, available tax carrybacks, recent quarterly losses, and expected future taxable income, the Company did not record a benefit for income taxes for the three months ended June 30, 1998. Management believes that it is more likely than not that any additional income tax benefit would not be realized at this point in time. The benefits for income taxes for the three and six months ended June 30, 1997 were based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

Net Loss

Net loss was $12.4 million, or $0.52 per share, for the three months ended June 30, 1998, compared to net loss of $12.4 million, or $0.54 per share, for the three months ended June 30, 1997. For the six months ended June 30, 1998, net loss was $13.2 million, or $0.56 per share, compared to net loss of $12.8 million, or $0.57 per share, for the six months ended June 30, 1997.


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

As is common in the software industry, the Company's experience has been that a disproportionately large percentage of revenues in each fiscal quarter occurs in the third month of that quarter. Because the Company's staffing and other operating expenses are based in part on anticipated net revenues, a substantial portion of which may not be realized until shortly before the end of each fiscal quarter, delays in the receipt and shipment of orders, including delays that may be occasioned by failures of third party product fulfillment firms to produce and ship products, and delays or deferrals in the execution of OEM arrangements can cause significant variations in the Company's financial position, results of operations and cash flows from quarter to quarter. The Company will most likely be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues from the Company's products in relation to expectations could have an immediate adverse impact on Company's financial position, results of operations and cash flows. Additionally, in connection with the Company's recent restructuring, the Company has focused on reducing its operating expenses to levels more consistent with expected revenues. However, there is no assurance that such decreases in operating expenses will be achieved or that, if achieved, such reductions will be sufficient to restore profitability to the Company's operations.

Due to the foregoing factors, it is likely that the operating results of the Company for some future quarters may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's common stock could be materially and adversely affected.

Possible Volatility of Stock Price

The price of the Company's common stock has fluctuated significantly in the past. The management of the Company believes that such fluctuations may have been caused by announcements of new products, quarterly fluctuations in the results of operations and other factors. Stock markets in general have also experienced extreme price volatility in recent months. This volatility has had a substantial effect on the market prices of securities issued by the Company and other software companies, particularly graphics software companies, often for reasons unrelated to the operating performance of the specific companies. The Company anticipates that prices for the Company's common stock will continue to be volatile in the future.

Product Transitions and Product Returns

From time to time, the Company and its competitors may announce new products, product versions, capabilities, or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. The Company has historically experienced increased returns of a particular product version following the announcement of a planned release of a new version of that product. Additionally, as a result of lower than expected revenues in domestic retail channels and decreased demand in Japan, the Company increased its reserves for returns during the three months ended June 30, 1998. Although the Company provides allowances for anticipated returns, there can be no assurance that product returns will not exceed such allowances in the future.

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

An integral element of the Company's strategy is to enhance and diversify its channels of distribution both domestically and internationally. The Company is currently restructuring its domestic and international sales and marketing force and continuing to develop distribution relationships with additional third-party distributors and resellers. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel, distributors, and resellers.

International Operations

International sales represented approximately 30% and 35% of the Company's net revenues for the three months ended June 30, 1998 and 1997, respectively. A key component of the Company's strategy is continued expansion into international markets, primarily Japan and Western Europe. In order to expand its international presence, the Company will need to retain effective distributors and hire, retain and motivate qualified personnel internationally. There can be no assurance that the Company will be able to successfully market, sell, localize and deliver its products in these international markets.

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

A significant portion of the Company's net revenues are derived from the Asia Pacific region, primarily Japan, which has recently experienced weaknesses in their currency, banking, and equity markets. There can be no assurance that the financial condition in the Asia Pacific region will improve in the near future or that the financial condition will not continue to have a material adverse effect on the Company's international operations and, consequently, on the business, operating results, financial condition, and cash flows of the Company. For example, during the three months ended June 30, 1998, these weaknesses had an adverse impact on demand for the Company's products and, as a result, on the Company's net revenues from this region.

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

Dependence on Key Personnel and Difficulty of Identifying and
Hiring Certain Personnel

The future performance of the Company is substantially dependent on the performance of its executive officers and key employees. The loss of the services of any of the executive officers or other key employees of the Company for any reason and/or the inability to hire executive officers or other key employees could have a material adverse effect on the business, operating results, financial condition, and cash flows of the Company. In this regard, during February 1998, the Company's previous Chief Executive Officer, John Wilczak, resigned from the Company and was succeeded by Gary Lauer, who most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations. Additionally, the Company's Sr. Vice President, Sales and Marketing; Vice President, Marketing; and Vice President, Product Management and Design have left the Company in connection with its recent restructuring. Currently, the Company is seeking to hire at least two Vice Presidents, Sales and Marketing.

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

The Company intends to continue to increase its research and development expenditures. To the extent such increases are not accompanied by increased revenues, the Company's business, operating results, financial condition, and cash flows would be materially adversely affected. The Company has supplemented its research and development efforts by exclusively licensing products developed by or co-developed with third parties. There can be no assurance that the Company will be able to continue to obtain such outside product development capabilities on terms favorable to the Company or at all. If the Company was unable to maintain existing development arrangements or to attract new product development partners, then the Company would, at a minimum, have to further increase its research and development expenditures, which could have a material adverse effect on the Company's business, operating results, financial condition, and cash flows. In addition, there can be no assurance that such additional research and development expenditures would result in the production of commercially acceptable products.

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

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has completed implementation of a Year 2000 compliant enterprise-wide information system. The Company has also initiated an assessment project, both within the Company and with its business partners, which addresses those other significant systems that may have Year 2000 compliance issues. The Company presently believes that with the implementation of the new system and modification to existing software, Year 2000 compliance will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, there can no assurance that the Company's software contains all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. Any disruptions in product development or other operations of the Company as a result of Year 2000 noncompliance could materially and adversely affect the Company's business, financial condition, results of operations, and cash flows. The Company believes that the purchasing patterns of customers and potential customers may also be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. Furthermore, there can be no assurance that the Company's customers, business partners and suppliers are or will be Year 2000 compliant. Failure of the Company's customers, business partners and suppliers to achieve Year 2000 compliance could materially and adversely affect the Company's business, financial condition, results of operations, and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions and mergers and working capital requirements resulting from the growth of the Company. Cash and investments totaled $49.5 million at June 30, 1998, compared to cash and investments of $50.0 million at December 31, 1997. Net cash provided by operating activities of the Company totaled $1.1 million for the six months ended June 30, 1998, compared to net cash used in operating activities of $(10.2) million for the six months ended June 30, 1997. The increase in cash provided by operating activities is primarily attributed to the decrease in accounts receivable and to the provision for losses on receivables and product returns recorded during the six months ended June 30, 1998. Net cash provided by investing activities totaled $1.6 million and $8.2 million for the six months ended June 30, 1998 and 1997, respectively. The change resulted primarily from net sales of short-term investments during the respective periods. Net cash provided by (used in) financing activities totaled $714,000 and $(4,000) for the six months ended June 30, 1998 and 1997, respectively, resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods. Additionally, the Company paid off notes payable totaling $274,000 during the six months ended June 30, 1997, in connection with its acquisition of Specular.

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


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

On July 24, 1998, the Board of Directors of the Company announced that it had declared a dividend distribution of one Preferred Share Purchase Right (the "Rights") on each outstanding share of the Company's Common Stock. The Rights are designed to assure that the Company's stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to guard against partial tender offers and other abusive tactics to gain control of MetaCreations without paying all stockholders the fair value of their shares, including a "control premium."

Each right will entitle stockholders to buy one one-thousandth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $38.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 15% or more of the Company's Common Stock or announces commencement of a tender offer the consummation of which would result in ownership by the person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock.

If, prior to redemption of the Rights, a person or group acquires 15% or more of the Company's Common Stock, each Right not owned by a holder of 15% or more of the Common Stock will entitle its holder to purchase, at the Right's then current exercise price, that number of shares of Common Stock of the Company (or, in certain circumstances as determined by the Board, cash, other property or other securities) having a market value at that time of twice the Right's exercise price. If, after the tenth day following acquisition by a person or group of 15% or more of the Company's Common Stock, MetaCreations sells more than 50% of its assets or earning power or is acquired in a merger or other business combination transaction, the acquiring person must assume the obligations under the Rights and the Rights will become exercisable to acquire Common Stock of the acquiring person at the discounted price. At any time after an event triggering exercisability of the Rights at a discounted price and prior to the acquisition by the acquiring person of 50% or more of the outstanding Common Stock, the Board of Directors of the Company may exchange the Rights (other than those owned by the acquiring person or its affiliates) for Common Stock of the Company at an exchange ratio of one share of Common Stock per Right.

The dividend distribution was made on August 13, 1998, payable to stockholders of record on August 13, 1998. The Rights will expire on August 13, 2008.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 6, 1998:

    (a) The following directors were elected:

          Directors                     Votes For       Votes Withheld
          ---------                     ----------      --------------
          Samuel H. Jones, Jr.          17,449,147        1,238,620
          Bert Kolde                    17,430,183        1,257,584
          Kai Krause                    18,348,616          339,151
          William H. Lane, III          18,393,305          294,462
          Gary L. Lauer                 18,392,581          295,186
          Howard L. Morgan              18,403,894          283,873
          Mark Zimmer                   18,403,419          284,348

    (b) The stockholders approved the Amendment to MetaCreations 1995 Stock Plan to increase the shares reserved for issuance thereunder by 1,500,000 shares by the following vote:

          For:                          10,124,642
          Against:                       1,109,484
          Abstain:                       1,012,730
          No Vote:                       6,440,911

    (c) The stockholders approved the Amendment to MetaCreations Employee Stock Purchase Plan to increase the shares reserved for issuance thereunder by 300,000 shares by the following vote:

          For:                          11,786,204
          Against:                         411,455
          Abstain:                          49,197
          No Vote:                       6,440,911

    (d) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company by the following vote:

          For:                          18,612,951
          Against:                          41,201
          Abstain:                          26,215
          No Vote:                           7,400

Item 5.  OTHER INFORMATION

As of March 16, 1998, Alexander Migdal beneficially owned 916,302 shares of the Company's common stock (including 100,833 shares issuable upon exercise of options to purchase the Company's Common Stock that were exercisable within 60 days of March 16, 1998). Due to a typographical error, this share number was incorrect in the Company's 1998 Proxy Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
       Number                           Exhibit Title
      -------                           -------------
         3.6     Bylaws of Registrant, as amended July 24, 1998

        10.5     1995 Stock Plan, as amended May 6, 1998

        10.39    Amendment to Employment Agreement between the Registrant and
                   Gary L. Lauer, dated July 16, 1998

        27.1     Financial Data Schedule

(b) Reports on Form 8-K

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        METACREATIONS CORPORATION
                                        (Registrant)



 Date:  August 14, 1998                 /s/ TERANCE A. KINNINGER
                                        -------------------------------
                                        Terance A. Kinninger
                                        Sr. Vice President and
                                        Chief Financial Officer