Form 10-Q
period 1998-09-30
METACREATIONS CORP
filed 1998-11-16
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the transition period from ________ to_______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1998, there were outstanding 23,912,345 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                                 Page

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements............................................     3

                 Consolidated Balance Sheets - September 30, 1998 and
                     December 31, 1997
                 Consolidated Statements of Operations - Three and
                     nine month periods ended September 30, 1998 and
                     1997
                 Consolidated Statements of Cash Flows - Three and
                     nine month periods ended September 30, 1998 and
                     1997
                 Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................    10

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities...........................................    25

Item 6.      Exhibits and Reports on Form 8-K................................    26

SIGNATURES   ................................................................    27


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        1998          1997
                                                                                    -----------    ---------
                                                                                    (UNAUDITED)    (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ..................................................     $   9,069      $   9,653
   Short-term investments .....................................................        40,525         40,349
   Accounts receivable, net ...................................................        11,900         26,604
   Inventories ................................................................           711          1,667
   Income taxes receivable ....................................................         3,410          3,324
   Deferred income taxes ......................................................         2,634          2,634
   Prepaid expenses ...........................................................         3,830          3,494
                                                                                    ---------      ---------
        Total current assets ..................................................        72,079         87,725

Property and equipment, net ...................................................         7,237          7,577
Other assets ..................................................................         1,463          1,988
                                                                                    =========      =========
        Total assets ..........................................................     $  80,779      $  97,290
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................................     $   3,958      $   4,860
   Accrued expenses ...........................................................         3,239          3,971
   Royalties payable ..........................................................         1,100          1,217
                                                                                    ---------      ---------
        Total current liabilities .............................................         8,297         10,048

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares authorized - no shares issued and outstanding at September 30, 1998 and December 31, 1997,
      respectively ............................................................            --             --
   Common stock, $.001 par value; 75,000 shares authorized - 23,903 and 23,606 shares issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively .........................................            24             24
   Paid-in capital ............................................................       111,420        109,896
   Notes receivable from stockholders .........................................        (3,297)        (3,170)
   Cumulative translation adjustment ..........................................          (124)          (135)
   Accumulated deficit ........................................................       (35,541)       (19,373)
                                                                                    ---------      ---------
        Total stockholders' equity ............................................        72,482         87,242
                                                                                    ---------      ---------
        Total liabilities and stockholders' equity ............................     $  80,779      $  97,290
                                                                                    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                        ----------------------     ----------------------
                                                          1998          1997         1998          1997
                                                        --------      --------     --------      --------
Net revenues ......................................     $  9,053      $ 21,008     $ 31,491      $ 53,009
Cost of revenues ..................................        1,544         3,023        5,437         9,254
                                                        --------      --------     --------      --------
Gross profit ......................................        7,509        17,985       26,054        43,755

Operating expenses:
   Sales and marketing ............................        5,848         8,272       22,300        24,153
   Research and development .......................        3,665         3,713       12,314        10,333
   General and administrative .....................        1,581         1,603        5,025         4,644
   Costs associated with the write-off of acquired
     in-process technology, restructuring
     and mergers ..................................           --            --        4,955        16,185
                                                        --------      --------     --------      --------
Total operating expenses ..........................       11,094        13,588       44,594        55,315
                                                        --------      --------     --------      --------

Income (loss) from operations .....................       (3,585)        4,397      (18,540)      (11,560)
Interest and investment income, net ...............          633           827        2,019         2,416
                                                        --------      --------     --------      --------

Income (loss) before provision (benefit) for income
   taxes ..........................................       (2,952)        5,224      (16,521)       (9,144)
Provision (benefit) for income taxes ..............           --         1,619         (353)           37
                                                        --------      --------     --------      --------

Net income (loss) .................................     $ (2,952)     $  3,605     $(16,168)     $ (9,181)
                                                        ========      ========     ========      ========

Net income (loss) per common share:
  Basic ...........................................     $  (0.12)     $   0.16     $  (0.68)     $  (0.40)
                                                        ========      ========     ========      ========
  Diluted .........................................     $  (0.12)     $   0.15     $  (0.68)     $  (0.40)
                                                        ========      ========     ========      ========

Weighted average number of shares outstanding:
   Basic ..........................................       23,837        23,175       23,732        22,757
                                                        ========      ========     ========      ========
   Diluted ........................................       23,837        24,853       23,732        22,757
                                                        ========      ========     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     ----------------------
                                                                                       1998          1997
                                                                                     --------      --------
Cash flows from operating activities:
   Net loss ....................................................................     $(16,168)     $ (9,181)
   Adjustment to retained earnings as a result of business combination .........           --           513
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Non-cash restructuring costs ...........................................        2,919            --
        Write-off of acquired in-process technology ............................           --         5,575
        Depreciation and amortization ..........................................        2,962         1,822
        Provision for losses on product returns and receivables ................        9,902         3,354
        Provision for losses on inventory ......................................          592           445
        Accrued interest income ................................................         (127)         (127)
        Changes in operating assets and liabilities:
           Accounts receivable .................................................        3,930       (12,038)
           Inventories .........................................................          (71)         (459)
           Income taxes receivable .............................................          298          (746)
           Prepaid expenses and other assets ...................................       (1,221)        1,207
           Accounts payable and accrued expenses ...............................       (1,230)       (1,543)
           Royalties payable ...................................................         (117)          442
                                                                                     --------      --------
             Net cash provided by (used in) operating activities ...............        1,669       (10,736)

Cash flows from investing activities:
   Purchases of short-term investments .........................................      (53,714)      (37,079)
   Proceeds from sales and maturities of short-term investments ................       53,538        40,894
   Purchases of property and equipment .........................................       (2,103)       (2,929)
   Purchases of software technology and product rights .........................         (721)         (110)
   Payments in connection with acquisition .....................................           --        (1,233)
                                                                                     --------      --------
             Net cash used in investing activities .............................       (3,000)         (457)

Cash flows from financing activities:
   Repayment of notes payable ..................................................           --          (274)
   Proceeds from exercise of stock options .....................................          736         1,239
                                                                                     --------      --------
             Net cash provided by financing activities .........................          736           965

Effect of exchange rates changes on cash .......................................           11            32
                                                                                     --------      --------

Net decrease in cash and cash equivalents ......................................         (584)      (10,196)
Cash and cash equivalents at beginning of period ...............................        9,653        21,605
                                                                                     --------      --------
Cash and cash equivalents at end of period .....................................     $  9,069      $ 11,409
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 1998 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K.

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

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Comprehensive Income

During the three months ended March 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 1998 and 1997.

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

2.    RESTRUCTURING

On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness, which was implemented during the quarter ended September 30, 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2.0 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $3.0 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The Company expects completion of the restructuring plan during the remainder of 1998.

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The following table depicts the restructuring activity through September 30, 1998 (in thousands):

                                                             TOTAL
                                                          RESTRUCTURING                              BALANCE AT
                                                             CHARGES         SPENDING / CHARGES   SEPTEMBER 30, 1998
                                                         ---------------     ------------------   ------------------
      Write-down of operating assets.................... $         2,919      $         2,919     $            --
      Severance and benefits............................           1,640                1,322                 318
      Vacated facilities................................             131                   66                  65
      Other.............................................             265                  206                  59
                                                         ---------------      ---------------     ---------------
                                                         $         4,955      $         4,513     $           442
                                                         ===============      ===============     ===============

3.    INVENTORIES

Inventories consist of the following (in thousands):

                                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                                   1998               1997
                                                                              ---------------     ---------------
      Finished goods......................................................... $           655     $         1,465
      Materials and supplies.................................................              56                 202
                                                                              ---------------     ---------------
                                                                              $           711     $         1,667
                                                                              ===============     ===============

4.    INCOME TAXES

Based upon a review of the Company's deferred income tax assets, available tax carrybacks, recent quarterly losses, and expected future taxable income, the Company did not record a benefit for income taxes for the three months ended September 30, 1998. Management believes that it is more likely than not that any additional income tax benefit would not be realized at this point in time. The benefits for income taxes for the three and nine months ended September 30, 1997 were based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.    LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and nine months ended September 30, 1998 and 1997 in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                          LOSS          SHARES     PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)  AMOUNT
                                       ----------    ------------  ---------
Three Months Ended:
   September 30, 1998:
      Basic EPS ...................     $ (2,952)       23,837     $(0.12)
      Effect of dilutive securities           --            --
                                        --------      --------
      Diluted EPS .................     $ (2,952)       23,837     $(0.12)
                                        ========      ========

   September 30, 1997:
      Basic EPS ...................     $  3,605        23,175     $ 0.16
      Effect of dilutive securities           --         1,678
                                        --------      --------
      Diluted EPS .................     $  3,605        24,853     $ 0.15
                                        ========      ========

Nine Months Ended:
   September 30, 1998:
      Basic EPS ...................     $(16,168)       23,732     $(0.68)
      Effect of dilutive securities           --            --
                                        --------      --------
      Diluted EPS .................     $(16,168)       23,732     $(0.68)
                                        ========      ========

   September 30, 1997:
      Basic EPS ...................     $ (9,181)       22,757     $(0.40)
      Effect of dilutive securities           --            --
                                        --------      --------
      Diluted EPS .................     $ (9,181)       22,757     $(0.40)
                                        ========      ========

The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 6,992,000 and 5,684,000 shares of common stock were outstanding as of September 30, 1998 and 1997, respectively. The stock options outstanding at September 30, 1998 were excluded from the three and nine month computation while the stock options outstanding at September 30, 1997 were excluded from the nine month computation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K. In connection with forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-Q under "Factors That May Affect Future Operating Results."

OVERVIEW

MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation ("Fractal"), and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for the nine months ended September 30, 1997 include the pooled financial statements of MetaTools, Inc. and Fractal Design Corporation.

Net revenues decreased during the three months ended September 30, 1998 as a result of lower than expected demand in the domestic retail channels, weak demand in Japan, and lower OEM and licensing revenues. On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness, which was implemented during the quarter ended September 30, 1998. In connection with the restructuring, the Company recorded a one-time charge to earnings of approximately $5.0 million to cover the costs of reducing certain sectors of its workforce and facilities to levels more appropriate to current business requirements. As a result of the restructuring programs, the Company reduced operating expenses by approximately $3.5 million, or 24%, compared to the second quarter of 1998.

The Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products: Bryce, Dance Studio, Infini-D, Kai's Photo Soap, Kai's Super GOO, Kai's Power SHOW, Kai's Power Tools, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products represented a substantial majority of net revenues during the three and nine months ended September 30, 1998.

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

Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. The Company's recent product development efforts have also entailed significant research and development expenditures. Higher operating expenses, combined with costs associated with periodic restructurings, mergers, and acquisitions, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues, have contributed to the Company's periodic annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts in developing new markets for its products, as well as maintaining and enhancing brand awareness, and accordingly, may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                 -------------------      -------------------

                                                  1998         1997        1998         1997
                                                 ------       ------      ------       ------
Net revenues ...............................      100.0%       100.0%      100.0%       100.0%
Cost of revenues ...........................       17.1         14.4        17.3         17.5
                                                 ------       ------      ------       ------
   Gross margin ............................       82.9         85.6        82.7         82.5

Operating expenses:
Sales and marketing ........................       64.6         39.4        70.8         45.6
Research and development ...................       40.5         17.7        39.1         19.5
General and administrative .................       17.4          7.6        16.0          8.8
Write-off of acquired in-process technology,
   restructuring and mergers ...............         --           --        15.7         30.5
                                                 ------       ------      ------       ------
     Total operating expenses ..............      122.5         64.7       141.6        104.4
                                                 ------       ------      ------       ------

Income (loss) from operations ..............      (39.6)        20.9       (58.9)       (21.9)
Interest and investment income, net ........        7.0          3.9         6.5          4.6
                                                 ------       ------      ------       ------

Net income (loss) before provision (benefit)
   for income taxes ........................      (32.6)        24.8       (52.4)       (17.3)
Provision (benefit) for income taxes .......         --          7.7        (1.1)          .1
                                                 ------       ------      ------       ------

Net income (loss) ..........................      (32.6)%       17.1%      (51.3)%      (17.4)%
                                                 ======       ======      ======       ======

Net Revenues

Net revenues totaled $9.1 million for the three months ended September 30, 1998, representing a 57% decrease from net revenues of $21.0 million for the three months ended September 30, 1997. Net revenues decreased as a result of lower than expected demand in the domestic retail channels, weak demand in Japan, and lower OEM and licensing revenues. During the three months ended September 30, 1998, the Company released one new product, Dance Studio, and one new version of an existing product, Painter 5.5 Web Edition. International sales accounted for $2.2 million, or 25% of net revenues, for the three months ended September 30, 1998, compared to $7.4 million, or 35% of net revenues, for the three months ended September 30, 1997.

Net revenues totaled $31.5 million for the nine months ended September 30, 1998, compared to $53.0 million for the nine months ended September 30, 1997, a decrease of 41%. The decrease in net revenues is attributed to lower than expected demand in the domestic retail channels and in Japan, as well as lower OEM and licensing revenues. International sales accounted for $9.3 million, or 30% of net revenues, for the nine months ended September 30, 1998, compared to $20.3 million, or 38% of net revenues, for the nine months ended September 30, 1997.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $1.5 million, or 17% of net revenues, for the three months ended September 30, 1998, compared to $3.0 million, or 14% of net revenues, for the three months ended September 30, 1997. The increase in cost of revenues as a percent of net revenues resulted from the decrease in OEM and licensing revenues from 36% of net revenues for the three months ended September 30, 1997 to 20% of net revenues for the three months ended September 30, 1998. Royalties represented 5% and 4% of net revenues for the three months ended September 30, 1998 and 1997, respectively.

Cost of revenues totaled $5.4 million for the nine months ended September 30, 1998, compared to $9.3 million for the nine months ended September 30, 1997, but remained flat at 17% of net revenues. Royalties represented 4% of net revenues for both the nine months ended September 30, 1998 and 1997.

The Company expects that cost of revenues will increase in the future commensurate with any increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $5.8 million for the three months ended September 30, 1998, a 29% decrease from sales and marketing expenses of $8.3 million for the three months ended September 30, 1997. The decrease in sales and marketing expenses resulted from the restructuring programs implemented during the third quarter of 1998 which included reductions in sales and marketing personnel and promotional activities. As a percentage of net revenues, sales and marketing expenses increased from 39% for the three months ended September 30, 1997 to 65% for the three months ended September 30, 1998, as a result of the significant decrease in net revenues for the respective periods.

Sales and marketing expenses totaled $22.3 million, or 71% of net revenues, for the nine months ended September 30, 1998, a decrease of 8% over sales and marketing expenses of $24.2 million, or 46% of net revenues, for the nine months ended September 30, 1997. The decrease in sales and marketing expenses primarily resulted from the restructuring programs implemented during the third quarter of 1998, while the increase in sales and marketing expenses as a percent of net revenues resulted from the significant decrease in net revenues for the respective periods.

The Company expects sales and marketing expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $3.7 million for both the three months ended September 30, 1998 and 1997. As a percent of net revenues, research and development expenses increased from 18% for the three months ended September 30, 1997 to 41% for the three months ended September 30, 1998, as a result of the decrease in net revenues for the respective periods.

For the nine months ended September 30, 1998, research and development expenses totaled $12.3 million, or 39% of net revenues, an increase of 19% over research and development expenses of $10.3 million, or 19% of net revenues, for the nine months ended September 30, 1997. The increase was attributed to additional personnel hired to expand the Company's product portfolio, enhance its existing products, and translate its products to foreign languages.

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

General and administrative expenses, which totaled $1.6 million for both the three months ended September 30, 1998 and 1997, increased as a percentage of net revenues from 8% for the three months ended September 30, 1997 to 17% for the three months ended September 30, 1998, as a result of the decrease in net revenues for the respective periods.

For the nine months ended September 30, 1998, general and administrative expenses totaled $5.0 million, or 16% of net revenues, an increase of 8% over general and administrative expenses of $4.6 million, or 9% of net revenues, for the nine months ended September 30, 1997. The dollar increase in general and administrative expenses resulted from increased corporate expenses.

The Company expects that its general and administrative expenses will continue to increase in the future, but such expenses may vary as a percentage of net revenues.

Restructuring Costs

On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness, which was implemented during the quarter ended September 30, 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2.0 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $3.0 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. As a result of the restructuring programs, the Company reduced operating expenses by approximately $3.5 million, or 24%, compared to the second quarter of 1998. The Company expects completion of the restructuring plan during the remained of 1998.

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

On April 15, 1997, the Company completed the acquisition of Specular, a privately held software development company based in Amherst, Massachusetts, which develops and markets 3-D animation and graphic design tools for professionals and prosumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4.1 million, and $1 million in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. The Company relocated approximately 13 of Specular's existing engineering and product management personnel to its Real Time Geometry facilities in Princeton, New Jersey, closed Specular's Amherst headquarters, and laid-off and provided severance to approximately 22 of Specular's existing operations, accounting, and sales personnel. In addition, the Company assumed the net liabilities of Specular, which totaled $1.6 million at April 15, 1997. The Company charged approximately $6.4 million against earnings during the three months ended June 30, 1997, comprised of the write-off of acquired in-process technology of $5.6 million, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000.

Benefit for Income Taxes

Based upon a review of the Company's deferred income tax assets, available tax carrybacks, recent quarterly losses, and expected future taxable income, the Company did not record a benefit for income taxes for the three months ended September 30, 1998. Management believes that it is more likely than not that any additional income tax benefit would not be realized at this point in time. The benefits for income taxes for the three and nine months ended September 30, 1997 were based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

Net Income (Loss)

Net loss was $3.0 million, or $0.12 per share, for the three months ended September 30, 1998, compared to net income of $3.6 million, or $0.15 per share, for the three months ended September 30, 1997. For the nine months ended September 30, 1998, net loss was $16.2 million, or $0.68 per share, compared to net loss of $9.2 million, or $0.40 per share, for the nine months ended September 30, 1997.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by the Company, its business partners, its suppliers and its customers.

The Company has initiated an assessment project within the Company that addresses those significant systems that may have Year 2000 compliance issues. During 1997, the Company completed implementation of a Year 2000 compliant enterprise-wide information system. Currently, the Company is in the process of inventorying and analyzing its remaining centralized computer and embedded systems to identify any potential Year 2000 issues. The Company currently expects assessment, remediation and validation of its internal systems, in addition to the development of applicable contingency plans, to be completed by the middle of 1999. The Company does not expect the cost of remediation to be material to the Company's financial condition, results of operations, or cash flows. Additionally, the Company presently believes that with the implementation of its new information system and modification to existing software, Year 2000 compliance will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company. However, there can be no assurance that the Company's internal software will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. Any disruptions in product development or other operations of the Company as a result of Year 2000 noncompliance would materially and adversely affect the Company's business, financial condition, results of operations, and cash flows.

Furthermore, there can be no assurance that third parties utilized by the Company are or will be Year 2000 compliant. Specifically, the Company contracts with third parties for the manufacture and distribution of the Company's products. Should any of the Company's key suppliers or distributors not achieve Year 2000 readiness, the Company may be unable to manufacture its products or effectively distribute its products to the Company's customers. As a result, the Company has initiated communications with its key suppliers and distributors and plans to monitor the status of their Year 2000 readiness. The Company expects to complete the readiness assessment of its key suppliers and distributors by March 31, 1999. To the extent that any of the Company's principal suppliers and distributors fail to demonstrate Year 2000 readiness, the Company will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing the Company's risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. Consequently, failure of any of the Company's principal suppliers or distributors to achieve Year 2000 compliance would materially and adversely affect the Company's business, financial condition, results of operations, and cash flows.

The Company believes that the current versions of its products are Year 2000 compliant; however, there can be no assurance that the Company's current products do not contain undetected errors or defects associated with Year 2000 that may result in costs which are material to the Company's business, financial condition, results of operations, and cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set below, as well as those discussed elsewhere in the Company's SEC reports, including the Company's audited consolidated financial statements and notes thereto as of December 31, 1997 and 1996, and for the three years in the period ended December 31, 1997, as filed on Form 10-K. The risks described below are not the only ones facing MetaCreations. Many factors could cause results to be different, including the following risk factors and other risks described in this Form 10-Q. If any of these risks occur, our business would likely be adversely affected and the trading price of our common stock could decline, resulting in a loss of all or part of your investment.

Seasonality and Fluctuations in Quarterly Results

If our future quarterly operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely drop. Our quarterly operating results have fluctuated significantly in the past, and we expect that they may continue to fluctuate in the future, as a result of many factors, including:

         -        Demand for our products;

         - Introduction or enhancement of new products by our company or our competitors;

         -        Market acceptance of our new products;

         -        Industry press reviews of our products;

         -        Changes in our prices or our competitors' prices;

         -        The mix of distribution channels for our products;

         -        The mix of products we sell;

         -        Distributors' returns of our products; and

         -        General economic conditions.

In addition, we ship our products as orders are received and we therefore have little or no backlog. Hence, our quarterly operating results generally depend on a number of factors that are difficult to forecast, including the volume and timing of the orders we receive and our ability to fulfill these orders, and our ability to close distribution and licensing agreements during a particular quarter. We also experience some seasonality in our revenues as demand for our products tends to increase during the quarter ending December 31 because of year-end holiday buying trends.

As is common in the software industry, our past experience shows that a disproportionately large percentage of revenues in each fiscal quarter occurs in the third month of that quarter. We generally base our staffing and other operating expenses in part on anticipated net revenues. Because a substantial portion of these net revenues may not be realized until shortly before the end of each fiscal quarter, significant variations in our financial position, results of operations and cash flows can result if there are delays in the receipt and shipment of orders. Such delays may stem, for example, from the failure of other companies to produce and ship products we have requested.

We will most likely be unable to adjust spending to compensate for any unexpected revenue shortfall. Accordingly, our financial position, results of operations and cash flows would be adversely affected by any significant shortfall in revenues. Additionally, we have recently restructured and have focused on reducing our operating expenses to levels more consistent with expected revenues. However, we cannot guarantee that such reductions in operating expenses will be enough to restore our profitability.

Possible Volatility of Stock Price

The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

         -        Our historical and anticipated operating results;

         -        General market and economic conditions;

         -        Our announcement of new products;

         -        Actual or anticipated fluctuations in our operating results;
                  and

         - Developments regarding our products, our competitors and their products.

In addition, the stock market in general has experienced extreme price and volume fluctuations in recent months. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly graphics software companies. These broad market and industry fluctuations may continue to adversely affect the market price of our common stock.

Product Transitions and Product Returns

From time to time, we may announce the introduction of new products, product versions or technologies that may replace or shorten the life cycles of our existing products. Our competitors may also make such announcements about their products which may replace or shorten the life cycles of our products. In the past, when we announced the anticipated release of a new version of a product, we experienced increased returns of the current version of that particular product. For the three months ended June 30, 1998, we increased our reserves for returns because of lower than expected revenues in our domestic retail channels and decreased demand in Japan. Although we provide allowances for anticipated returns, we cannot guarantee that product returns will be less than these allowances, and this would adversely affect our business.

From time to time, we have offered free upgrades to customers who have purchased a product following an announcement of a new release and prior to shipment of the new product version. Such free upgrades could adversely affect our revenues, and hence, our business. In certain cases we may also sell our new products and product versions at a discounted price to achieve market acceptance. These price discounts could also adversely affect our revenues and hence, our business. In addition, when we announce plans for new products or new releases, or when our competitors make such announcements, customers may delay purchasing our current products in anticipation of new products or new releases. This would also adversely affect our business.

Dependence on Distributors and on Other Third Parties

Although we do make some direct sales to customers, we generate most of our revenues from sales through third party distributors. We use many different distribution channels to sell our products worldwide. Examples of distribution channels include hardware and software OEMs, international distributors, educational distributors, VARs, hardware superstores, retail dealers and direct marketers. Our future financial results depend in large part on our relationship with third party distributors and their continued financial stability. Any termination or significant disruption of our relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to a major distributor or retailer, could adversely affect our business.

Distribution channels through which we sell our products are subject to rapid change, significant margin pressures, consolidation and other financial difficulties. For example, if one of our distributors experienced financial difficulties such as a bankruptcy, we might be unable to collect on accounts receivable from that distributor which would adversely affect our business. It is also possible that new channels of distribution will develop and that we may not be able to effectively distribute our products through such new channels. We depend in part on our third party distributors to promote our products to retailers, who typically have a limited amount of shelf space subject to high demand. We cannot be sure that our distributors and retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support. Their failure to continue to do so would adversely affect our business.

An important part of our strategy is to enhance and diversify our domestic and international distribution channels. We are currently restructuring our domestic and international sales and marketing force. We are also continuing to develop relationships with new third-party distributors and resellers. Our ability to increase our sales and market share will depend in large part on our success in recruiting and training sales personnel, distributors and resellers.

International Operations

Our future success depends in part on our ability to expand our international presence. We sell a large percentage of our products outside of the United States. International sales accounted for approximately 25% of our net revenues for the three months ended September 30, 1998 and approximately 35% of our net revenues for the three months ended September 30, 1997. The decrease in international sales resulted primarily from a decrease in international OEM and licensing revenues. An important element of our business strategy is to continue to expand our sales in international markets, primarily Japan and Western Europe. Our ability to expand our international presence depends on our success in retaining effective international distributors and our ability to hire and retain qualified employees abroad.

There are risks inherent in expanding and doing business internationally such as:

         -        Unexpected changes in regulatory requirements;

         -        Problems and delays in collecting accounts receivable;

         -        Tariffs and other trade barriers;

         -        Difficulties in staffing and managing foreign operations;

         -        Longer payment cycles;

         -        Political instability;

         -        Fluctuations in currency exchange rates;

         - Seasonal reductions in business activity during summer (vacation) months in Europe and certain other parts of the world; and

         -        Potentially adverse tax consequences.

Sales of our products are currently denominated in U.S. dollars. Accordingly, any increase in the value of the U.S. dollar as compared to currencies in our principal overseas markets would increase the cost in foreign denominated currency of our products. This may adversely affect our sales in those markets. To date, we have not engaged in currency hedging transactions to reduce the effect of fluctuations in currency exchange rates. In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. If any of these risks were to occur, they would adversely affect the success of our international operations and would adversely affect our business.

A significant portion of our net revenues stem from the Asia Pacific region, primarily Japan. Japan has recently experienced weaknesses in their currency, banking and equity markets. We cannot guarantee that the financial condition in Japan and in the Asia Pacific region will improve in the near future. If the current financial crisis in the Asia Pacific region continues or worsens, our business will be adversely affected. For example, during the three months ended June 30, 1998, our net revenues from the Asia Pacific region were decreased as a result of depressed demand for our products due to the current Asian financial crisis.

Highly Competitive Markets

We face intense competition in the market for graphics software products. The market for our products can change rapidly, and customers constantly demand new product features, accelerated releases of new products and product enhancements. We experience constant pressure to reduce the prices of our products.

Our products compete directly or indirectly with products offered by many other large companies, including:

         -        Adobe Systems Incorporated;

         -        Autodesk, Inc.;

         -        Corel Corporation;

         -        Macromedia, Inc.;

         -        Silicon Graphics, Inc. (through its Alias/Wavefront division);

         -        Microsoft Corporation; and

         -        Broderbund Software, Inc.

Many of our competitors or potential competitors are larger than we are and have significantly greater financial, managerial, technical and marketing resources than we have. Our business would be adversely affected if any of our competitors cut prices, increased their promotions of their products (including bundling or giveaways of products), announced or accelerated introduction of new products or enhanced product features or acquired additional applications or technologies from third parties.

Our present or future competitors may be able to develop products comparable or superior to ours or may be able to develop new products faster than we can. We also face competition from developers of personal computer operating systems, such as Microsoft and Apple Computer, which may incorporate functions into their operating systems which could be superior to or incompatible with our products. Such competition would also adversely affect our business.

We are currently developing additional product enhancements that we believe will address customer requirements, but we cannot be sure that we will complete our development and introduction of these products on a timely basis. In addition, we cannot be sure that these product enhancements will achieve market acceptance. If we are unable to compete effectively in our markets, or if competition becomes increasingly intense, our business would be adversely affected.

Dependence on Key Personnel and Difficulty of Identifying and Hiring Certain Personnel

We depend on the continued employment of our senior executive officers and other key management personnel. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

During February 1998, our previous Chief Executive Officer, John Wilczak, resigned. Gary Lauer, who had most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations, succeeded Mr. Wilczak as our Chief Executive Officer. In addition, in connection with our recent restructuring, our Senior Vice President, Sales and Marketing; Vice President, Marketing; and Vice President, Product Management and Design have left our company. We have hired a Vice President, European Sales and Marketing, and a Vice President and General Manager, Professional Products Group, and are seeking to hire at least one additional Vice President, Sales and Marketing. If we do not succeed in attracting new officers, our business would be adversely affected.

Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial employees. The competition for such employees is intense, and we have experienced difficulty in identifying and hiring qualified engineering personnel. If we do not succeed in attracting and retaining necessary technical and managerial employees in the future, our business would be adversely affected.

Rapid Technological Change; Dependence on and Need for New Products and Product Versions; Potential Delays in Product Releases

The market for visual computing graphics software products, and the personal computer industry in general, is characterized by rapidly changing technology. Product life cycles are short and downward pricing pressures are strong. As a result, our success depends substantially upon our ability to continue to enhance our products and to develop new products that meet customers' increasing expectations and that incorporate the latest technology.

If our competitors introduce products that better address customers' needs, our business would be adversely affected. We cannot guarantee that we will be successful in developing and marketing enhancements to our existing products or introducing new products on a timely basis. Nor can we guarantee whether any new or enhanced products will be successful in the marketplace. If our new products or product versions receive bad reviews in industry publications, this would likely decrease their potential market acceptance and our business would be adversely affected.

We intend to continue to increase our research and development expenditures. If our increased research and development spending is not accompanied by increased revenues, our business would be adversely affected. We have supplemented our research and development efforts by exclusively licensing products developed by or co-developed with third parties. We cannot guarantee that we will be able to continue to obtain such outside product development capabilities on terms favorable to us or at all. If we cannot maintain existing development arrangements or fail to attract new product development partners, then we would, at the least, have to further increase our research and development spending. This would adversely affect our business. Furthermore, we cannot guarantee that such additional research and development expenditures would result in the production of commercially acceptable products or profitability.

We also depend upon internal efforts for the development of new products and product enhancements. In the past, we have had delays in the development of new products and product versions. We cannot guarantee that we can avoid delays regarding our current product development or future development activities.

We offer complex software products and they may contain undetected errors when first introduced or as new versions are released. In the past, we have discovered software errors in certain new products and enhancements after these products were introduced to the marketplace. We cannot guarantee that our new products or releases will be free of errors. If errors are found in our products after we have commercially shipped them, we would likely experience bad product reviews and a loss or delay of market acceptance.
This would adversely affect our business.

Evolving Markets for Computer Graphic Imaging and Internet/Online Design Tools

The markets for computer graphic imaging and Internet/online design tools are still emerging. We cannot guarantee that digital graphic and Internet/online content developers will adopt our products or that our existing products will grow. Nor can we guarantee that we will have sufficient distribution resources to market our products successfully or that any of our products will achieve market acceptance.

The demand for computer graphic imaging and Internet/online design tools depends on many factors including:

         - Installed base of digital graphic and multimedia capable personal

         - computers; Widespread availability of digital media; and Number and

         -        expertise of skilled content producers.

If the markets for such tools fail to grow or grow more slowly than we currently anticipate, or if our products fail to achieve market acceptance, our business would be adversely affected.

Proprietary Rights and Licenses

We rely on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect our intellectual and proprietary rights and products. We distribute our software under shrinkwrap license agreements. We generally do not obtain signed license agreements from the end users of our software.

As is typical in the software industry, we do not copy-protect our software. As a result, unauthorized third parties may be able to copy or reverse engineer our products. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. We may not be able to police unauthorized uses of our products, and we expect that software piracy could be a chronic problem. We also distribute or plan to distribute our products in other countries which do not protect the intellectual property of our products to the same extent as laws in the United States.

We also believe that the growing number of software products available and the increasing overlap of products may lead to a greater number of infringement claims. Our products may be the subject of infringement claims in the future, which could result in costly litigation and could require us to obtain a license to the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot obtain necessary licenses on reasonable terms, our business would be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from restructurings, acquisitions and mergers and working capital requirements resulting from the growth of the Company. Cash and investments totaled $49.6 million at September 30, 1998, compared to cash and investments of $50.0 million at December 31, 1997. Net cash provided by operating activities of the Company totaled $1.7 million for the nine months ended September 30, 1998, compared to net cash used in operating activities of $(10.7) million for the nine months ended September 30, 1997. The increase in cash provided by operating activities is primarily attributed to the decrease in accounts receivable during the nine months ended September 30, 1998. Net cash provided by investing activities totaled $3.0 million and $457,000 for the nine months ended September 30, 1998 and 1997, respectively. The change resulted primarily from net purchases of short-term investments during the nine months ended September 30, 1998, compared to net sales of short-term investments, in addition to higher purchases of property and equipment during the nine months ended September 30, 1997. Additionally, the Company made cash payments totaling $1.2 million in connection with its acquisition of Specular in April 1997. Net cash provided by financing activities totaled $736,000 and $965,000 for the nine months ended September 30, 1998 and 1997, respectively, resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods. Additionally, the Company paid off notes payable totaling $274,000 during the nine months ended September 30, 1997, in connection with its acquisition of Specular.

The Company expects that its working capital requirements will continue to increase to the extent the Company grows. The Company believes that its current cash and investment balances, cash provided by future operations, if any, and available borrowings under the Company's line of credit are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Exhibit Number      Exhibit Title
        --------------      -------------
           27.1             Financial Data Schedule

(b)   Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         METACREATIONS CORPORATION
                                         (Registrant)



  Date:  November 13, 1998               /s/ TERANCE A. KINNINGER
                                         ---------------------------------------
                                         Terance A. Kinninger
                                         Sr. Vice President and
                                           Chief Financial Officer