Form 10-K405
period 1998-12-31
METACREATIONS CORP
filed 1999-03-31
CIK 919794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 10, 1999, there were outstanding 24,410,038 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $115,828,322.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders to be held in May 1999 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           METACREATIONS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16

          PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   58

          PART III
Item 10.  Directors and Executive Officers of the Registrant..........   58
Item 11.  Executive Compensation......................................   58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   58
Item 13.  Certain Relationships and Related Transactions..............   58

          PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   59

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Additional Factors Affecting Future Results." In connection with forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-K under "Additional Factors Affecting Future Results."

ITEM 1.  BUSINESS

     MetaCreations Corporation ("MetaCreations" or the "Company") is a leading provider of graphics software for use in print, the World Wide Web (the "Web" or the "Internet") and computer graphics applications. The Company develops and markets 2D and 3D visualization software and technologies for use by professionals and consumers. MetaCreations offers a broad product line of award-winning graphics desktop software for both Windows and Macintosh platforms, and its products are available in more than 50 countries.

     In 1998, MetaCreations introduced its "Creative Web" strategy, designed to leverage the Company's 2D and 3D visualization technologies for use in a variety of applications on the Web. The Creative Web strategy is centered on the Company's new MetaStream and MetaFlash technologies, and employs an array of MetaCreations' software development tools to accelerate the creation of 2D and 3D graphics for online applications, and to make fast, interactive use of photo-realistic 3D on the Web practical, viable and easy.

     In connection with the Company's new business focus, on June 30, 1998, MetaCreations announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management determined that a restructuring charge of approximately $5 million was required to cover the costs of reducing certain sectors of its workforce and facilities.

INDUSTRY BACKGROUND

     Computer graphic imaging and visual computing tools are standard tools for desktop publishers, Web site designers, production artists, multimedia developers, creative directors, digital imagers and photographers (collectively, "Creative Professionals") to develop and present their materials. Creative Professionals may use digital painting, illustration, composition, page layout and design, special effects, digitally captured images and video, animation, text, photographs, music and other audio to produce a wide variety of end products. Creative Professionals also use computer modeling tools to design 3D objects, landscapes and environments. The images and content generated by these Creative Professionals increasingly must be deliverable through a wide variety of media, including print, the Web, intranets, video, and film. Business professionals and consumers are also increasingly using graphical and digital creative productivity software tools at work and in the home.

     Factors influencing the use of computer graphic imaging and Internet/online design tools include:

     - The Rapid Expansion of the Internet and Electronic Commerce
       Environments. The rapid expansion of the Internet and electronic commerce environments is driving demand for tools to create enhanced digital graphic and multimedia content for use in Web sites. Examples of these uses include the electronic merchandising of products, electronic catalogs, virtual shopping malls, the 3D inspection of real estate, travel destinations and entertainment venues, electronic magazines and newspapers, financial analysis, online games, educational materials and other forms of online visual communication and data analysis.

     - The Enhancement of Visual Media for Communications, Commerce, Entertainment and Education. Computer graphic imaging tools are changing the way information is communicated. Increasingly, producers of magazines, annual reports, marketing brochures, product packaging, advertising and newsletters are using software graphic arts tools to create sophisticated illustrations and graphic designs for desktop published material. Similarly, Internet/online design tools provide Web developers the ability to create high impact Web sites, sales presentations, catalogs, advertising, product demonstrations, data analysis, videos, educational materials, and game environments.

     - The Growing Availability of Digital Content. There is a growing body of professionally produced digital images and electronically produced media. The digital nature of this content enables Creative Professionals to enhance and manipulate this 2D and 3D content in a variety of media, including print, the Web, video and film. Information that has been digitized includes photographs, 3D objects, illustrations, video, animations, voice and music.

     - The Proliferation of Powerful Computers and Peripherals and Expanding Bandwidth on the Web. The increased performance, affordability and availability of powerful personal computers and graphics accelerator chips, and related high performance peripheral devices such as digital cameras, digital capture devices, scanners, Jazz and Zip drives, high-capacity hard drives, and high resolution color printers, have led to a proliferation of graphics and multimedia-capable computers in business and the home. In addition, continued increases in bandwidth for online environments is expected to increase demand for enhanced graphics and digital content for the Web.

     In response to these trends, Creative Professionals, including Web site developers and those providing e-commerce on the Web, are continually seeking new tools and technology to enhance their productivity to create and capture digital content. As a result, the Company believes that there is a demand for fast, powerful and easy to use tools and technologies that go beyond the capabilities of existing applications.

     Businesses are also looking for productivity tools to creatively manipulate, analyze and display their business data and digital imaging at work, at home, and on the Web. Further, the Company believes that high resolution, photo-realistic 3D is critical for the future of visual computing on the Internet, particularly related to the merchandising of products and services for e-commerce.

STRATEGY

     The Company is a leading provider of computer graphics and design tools. The Company's Creative Web strategy is targeted at leveraging its powerful 2D and 3D graphics products and technologies into new markets on the Web with a focus on e-commerce applications. The Company's strategies include the following key elements.

     - Enhance Professional Software Products and Enable Web
       Capabilities. MetaCreations' priority for 1999 is to revitalize growth from its core professional graphics software products, by enhancing its leading products, Painter, Kai's Power Tools, Bryce, Poser, Infini-D, and Ray Dream Studio. To achieve this goal, the Company plans to introduce new versions of these products in 1999, which will include increased Web functionality and interactivity.

     - Leverage MetaStream and MetaFlash Technologies to Extend 3D Visualization to the Web. MetaStream is a 3D file format jointly developed by MetaCreations and Intel that enables the delivery of high-quality 3D graphics over the Web. MetaStream content progressively streams over the Internet, and scales to the performance of a user's particular computer system, maximizing the user's graphical experience. MetaFlash is the combination of a flash attachment for standard digital cameras and powerful software that reconstructs digital pictures into high-quality, texture-mapped 3D wire frame models. The MetaFlash technology reduces the time and cost involved in producing and capturing photo-realistic 3D images. MetaFlash outputs to the MetaStream 3D file format, which can then be streamed over the Web and viewed with the MetaStream client-side engine. The combination of MetaStream and MetaFlash, along with MetaCreations' 3D modeling and editing tools, are planned to give the Internet community an integrated, end-to-end solution for the capture, transmission, viewing and manipulation of 3D content for a variety of applications, including electronic merchandising.

     - Use Strategic Acquisitions to Develop Complementary Technologies. In December 1997, the Company acquired Real Time Geometry Corp. ("RTG") whose proprietary technology has been further developed into MetaStream and the recently announced MetaFlash. In December 1998, the Company acquired Canoma, Inc., and anticipates the further development of its in-process technology which will enable the creation of photorealistic 3D models from 2D digital photographs or scanned images. This technology will be incorporated into a product expected to be released by the Company in the first half of 1999. In the future, the Company may make similar acquisitions that complement the Company's existing product line and the Creative Web strategy.

     - Introduce Dynamic 2D Products for the Web. MetaCreations' new 2D product, Headline Studio, features an easily accessible tool set to quickly create high quality animated banners for advertising on the Web. Late in 1998 the Company released Painter 5.5 Web Edition, which allows for the creation and output of sophisticated natural media content for Web design. Headline Studio, which was released during the first quarter of 1999, and Painter 5.5 Web Edition are expected to be part of a future suite of powerful MetaCreations 2D products for Web developers, e-commerce site designers, and hosting sites.

     - Leverage Strategic Alliances. During 1998, the Company entered into a series of strategic licensing and co-marketing agreements for the MetaStream and MetaFlash technologies with third party hardware and software companies. In May 1998, the Company announced its partnership with Intel Corporation ("Intel") for the joint development of the MetaStream 3-D file format designed for Intel Architecture. In June 1998, Microsoft Corporation ("Microsoft") licensed the MetaStream 3D graphics file format and related run-time engine and in November 1998 announced plans to distribute MetaStream with the Windows 98 and Windows 2000 operating systems. In January 1999, the Company announced that Intel will co-develop and acquire a license for the MetaFlash technology and assist the Company in efforts to support swift market adoption of MetaFlash. During January and February 1999, the Company announced separate agreements with Eastman Kodak Company ("Kodak") and Minolta Co., Ltd. ("Minolta") for the production and distribution of 3D digital cameras using the MetaFlash technology. These new strategic licensing and co-marketing arrangements offer MetaCreations the opportunity to establish wide market penetration and acceptance of these products and technologies.

     - Distribute Software Via the Web. While sustaining its strong relationship with its traditional distributors, MetaCreations plans to extend its direct distribution, employing the Web for direct-to-customer marketing and sales, with delivery of products via electronic software download or mail. In addition to increasing direct sales, this move will demonstrate the effectiveness of the Company's e-merchandising technology by making MetaCreations.com a model of online commerce and communications.

     - Expand Sales in International Markets. The Company is investing in its sales efforts globally to capitalize on and drive geographic expansion. Recently, MetaCreations hired a Munich-based Vice President, European Sales and Marketing, and a Tokyo-based Director of Sales for Japan. In addition, the number of international sales and marketing personnel is being increased, and as conditions warrant MetaCreations will continue to invest and expand the Company's international visibility and presence.

PRODUCTS

     MetaCreations focuses its product development efforts on creating affordable, high performance, high quality and easy to learn and use software tools. Key features of the Company's products include the following:

     - Innovative User Interface Design. MetaCreations' products are designed with innovative user interfaces to facilitate ease of learning and use while providing access to advanced algorithmic-based graphics design and special effects techniques. The Company's products are designed to allow customers to control the creative process and explore new areas of graphic design without requiring a detailed understanding of the enabling technology.

     - Portability. The Company develops its products in the C and C++ programming languages, facilitating portability to alternative operating systems, and focuses on the Windows and Macintosh platforms. The Company will continue to evaluate available hardware and software platforms and consider adapting its products for use on such platforms as technological advancements and market demands dictate.

     - Resolution Independent Imaging Technology. Many of the Company's tools create and manipulate images through the application of sophisticated proprietary mathematical algorithms, rather than by generating new bit-mapped graphics at each stage of the design process, enabling real time manipulation and rapid prototyping of creative alternatives.

     MetaCreations classifies it products within two categories: professional and consumer. The Company's professional product line includes both 2D products, consisting of Painter 5.5 Web Edition, Kai's Power Tools 5 and Headline Studio, and 3D products, consisting of Bryce 3D, Poser 3, Ray Dream Studio 5, Infini-D 4.5, MetaStream, and MetaFlash. The leading consumer products include Kai's Super GOO, Kai's Photo Soap 2, and Kai's Power Show.

  2D PROFESSIONAL PRODUCTS

     Painter. Painter is an advanced paint and image-editing platform which empowers digital designers and graphics artists with more than one hundred Natural-Media brushes that simulate the look of traditional art tools and techniques, Dynamic Plug-in Floaters which perform image processing effects such as buring and tearing to the selected item in real time, and customizable palettes and tear-off tools which allow artists and designers the option to optimize their environment. The latest version, Painter 5.5 Web Edition, incorporates image slicing, dynamic text, JavaScript rollover support, easy custom button creation, and a built-in content library of more than 1,000 Web-ready images for stunning Web site graphics. Painter 5.5 Web Edition, which was released in the third quarter of 1998 and is available on the Windows and Macintosh platforms in English, Japanese, German, French, and Chinese, has a suggested retail price of $299.

     Kai's Power Tools ("KPT"). Kai's Power Tools is a set of creative and production extensions to graphics products that support the Adobe plug-in architecture, including Adobe's PhotoShop, Micrografx Inc.'s Picture Publisher, Corel Corporation's PhotoPaint, MetaCreation's Painter and other leading application platforms. KPT allows the creation of new graphic forms through an advanced user interface design and, in certain cases, integration of multiple-step image processing functions into a single step. The most recent version, KPT 5, which is available on the Windows and Macintosh platforms in English, Japanese, German and French, was released in the fourth quarter of 1998. The suggested retail price of KPT 5 is $199.

     Headline Studio is a dynamic new software for Web design professionals who want to create animated, broadcast-quality Web advertising banners. Headline Studio contains all the necessary tools in an easily accessible format to quickly create animated GIF banner ads for the Web that can be viewed on any browser at multiple bandwidths. Headline Studio, which was released in the first quarter of 1999, is available on both the Windows and Macintosh platforms via e-commerce and electronic distribution. Headline Studio is available in English, Japanese, German, and French at a suggested retail price of $199.

  3D PROFESSIONAL PRODUCTS

     Bryce. Bryce, first released in the third quarter of 1994, is an application platform that provides Creative Professionals with the ability to generate natural and supernatural 3D landscapes and terrains. Bryce provides Creative Professionals with powerful functions, including materials and texture creation and editing capabilities, and provides non-graphic arts professionals and consumers unfamiliar with 3D graphics design an entry point into the development of photo-realistic 3D worlds. Bryce enables advanced, photo-realistic creation of skies with natural cloud formations, humidity, fog and light diffraction, as well as rivers, snowy peaks, deserts, or ocean floors, supplemented by an array of special effects including complex textures and reflective surfaces. The most recent version, Bryce 3D, which allows any property such as atmospheres, terrains, or objects to be animated, was released on both the Windows and Macintosh platforms in the fourth quarter of 1997. Bryce 3D is available in English, Japanese, German and French. The suggested retail price of Bryce 3D is $199. The Company plans to release a new version of Bryce, Bryce 4, in the first half of 1999.

     Poser. Poser, introduced in the second quarter of 1995, is a modeling application that allows users to create and animate images of human figures and animals which can be posed, rendered with surface textures and multiple lights, and easily incorporated into artwork and designs. Model images created with Poser can be exported for use in graphics design, illustration, multimedia and 3D software. Poser is designed to work with 2D and 3D design application such as Painter, Adobe's PhotoShop, Macromedia's Director, and several other products. Poser 3, the most recent version, was released in the second quarter of 1998 on both the Windows and Macintosh platforms. Poser 3 is available in English, Japanese, German, and French. The suggested retail price of Poser 3 is $199.

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

     Infini-D. Infini-D is an application platform that gives video professionals and animation and multimedia artists in both the broadcast and corporate arenas the tight integration and fast feedback needed to create high-quality 3D animations in a production environment. Infini-D incorporates a comprehensive list of powerful special effects, including sophisticated particle systems, volumetric lighting effects, and deformation tools. Additionally, the most recent version, Infini-D 4.5, incorporates the Company's MetaStream multiresolution technology which allows artists to interactively change the resolution of any 3D model and customize the number of polygons a model uses while maintaining structural integrity. Infini-D 4.5 was released in the second quarter of 1998 on both the Windows and Macintosh platforms. The suggested retail price of Infini-D 4.5 is $899.

     MetaStream. MetaStream enables developers to author content to deliver high-quality 3D graphics over the Web. MetaStream content progressively streams and scales over the Internet and in PC games, adjusting to the performance of a user's particular computer system. MetaStream-enabled content also takes advantage of Direct-X-based high-performance graphics software services for multimedia and game developers. The Company has entered into licensing agreements for the MetaStream technology with Intel and Microsoft. The Company has also incorporated the MetaStream technology into a number of products released during 1997 and 1998, including Infini-D 4.5 and Ray Dream Studio 5, and plans to continue incorporating the technology into future software products. The MetaStream client-side engine, which plugs into Microsoft Internet Explorer and Netscape Navigator, is available for download on the Windows platform at www.metastream.com.

     MetaFlash. MetaFlash is the combination of a flash attachment for standard digital cameras and powerful software that reconstructs digital pictures into high-quality, texture-mapped 3D wire frame models. The MetaFlash technology reduces the time and cost involved in producing photo-realistic 3D Web images. MetaFlash outputs to the MetaStream 3D file format, which can then be streamed over the Web and viewed with the MetaStream client-side engine. The MetaFlash technology has been licensed by Intel, Kodak and Minolta. Cameras equipped with the MetaFlash technology are expected to be released by Kodak and Minolta in the second half of 1999.

  CONSUMER PRODUCTS

     Kai's Super GOO ("GOO"). GOO, the first consumer product offered by the Company, allows users to turn pictures into images and then stretch, grow, animate, fuse, mutate, or apply a host of other special effects to the images in real time. A library of images is included, or users can import images from a variety of sources, including images from 35 mm film transferred to CD-ROM or diskette, digital cameras, scanners, capture devices, video cameras, or the Web. Images can be printed out or saved for use on personalized items such as t-shirts, mugs, or screen savers, or can be easily dropped into a real-time animation that instantly transforms the original still image into a movie-like sequence which can be uploaded to Quicktime and AVI movies. GOO, which is available on both the Windows and Macintosh platforms in English, Japanese, German, French, Spanish, and Italian, was released in the second quarter of 1998. The suggested retail price of GOO is $49.95.

     Kai's Photo Soap ("Soap"). Soap, the second of the Company's home photo digital imaging software programs, provides consumers the ability to clean, edit, and manipulate personal photographs and other images in real time, producing digital content such as slide shows that can be e-mailed, posted on a Web page, printed on a color printer, or output to imaging software and hardware for further manipulation or integration into desktop publishing applications. Soap 2, the most recent version, allows users to convert digital images to instantly viewable HTML formats or 3D picture cubes utilizing the MetaStream format for posting on the Web. Soap 2 was released in the fourth quarter of 1998 on both the Windows and Macintosh platforms in English, Japanese, German, and French, at a suggested retail price of $49.95.

     Kai's Power Show ("Show"). Show, which was released in the first quarter of 1998, is a home photo and business presentation software player which offers consumers a simple way to create a dynamic photo show or enhance a business presentation. Show allows consumers to import and organize digital media such as digital photos, artwork, and video clips; sequence these elements; and add real time TV-like transitions and animated placement of digital photos, text, artwork, and video clips. The completed show can then be shared with family, friends, or business associates via a computer display, projector, stand-alone player, printer, or videotape. Show, which is available on both the Windows and Macintosh platforms in English, Japanese, German, and French, has a suggested retail sales price of $49.95.

MARKETING, SALES AND DISTRIBUTION

     MetaCreations develops awareness and demand for its products through public relations activities, advertising, product reviews, tradeshows, the Company's Web site, seminars, keynote speeches and lectures at major digital design, multimedia and online conferences throughout the world. The Company also utilizes direct mail and e-mail to introduce, educate and sell to customers new products and upgrades in conjunction with activities of the Company's distributors, dealers and in-house telemarketing operations. In addition, the Company has begun advertising through the use of banner ads, e-mail, and links from Web sites on the Internet. The Company also focuses on building a user community through a number of initiatives, including producing and co-sponsoring events at major tradeshows, at which the press, distributors and complementary hardware and software manufacturers can gather to demonstrate technology, make contacts and exchange ideas regarding digital graphic arts, multimedia and Internet/online communications.

     MetaCreations sells its products worldwide through multiple distribution channels, including traditional software distributors, hardware and software Original Equipment Manufacturers ("OEMs"), international distributors, educational distributors, value-added resellers ("VARs"), computer superstores, retail dealers, mail order and direct sales. The Company's primary sales channel is through large software distributors such as Ingram Micro, Inc. and Tech Data, which in turn distribute the Company's products through large retail chains, catalogs, and smaller retail dealers. In 1998, 1997, and 1996, Ingram Micro, Inc., the Company's largest domestic distributor, accounted for approximately 8%, 17%, and 20% of net revenues, respectively. The Company supports this channel by referring retail dealer sales, educational distributor sales and mail order sales to these major distributors. The Company receives inventory and sales reports from its distributors and certain major retailers to help monitor sales through this channel. As is typical in the personal computer software industry, the Company grants its distributors limited rights under a stock balancing policy to return unsold inventories of the Company's products in exchange for new purchases. In addition, the Company provides price protection to its distributors in certain instances when it reduces the price of its products.

     The Company offers product sales and upgrades directly to qualified third-party resellers and end users. By selling to repeat customers in the Company's installed base of registered customers, the Company complements its primary distribution channels. MetaCreations also sells its products directly to end users over the Web through its online store and has recently begun to deliver certain of its products via electronic software download from its Web site.

     The Company currently distributes its products through over 70 international distributors in over 50 countries worldwide, with approximately 29%, 38%, and 41% of the Company's net revenues coming from international markets in 1998, 1997, and 1996, respectively. In some cases, the distributor has exclusive distribution rights to certain products in its country. Effective February 1996, MetaCreations entered into a distribution agreement with Marubeni Corporation, a leading software distributor in Japan, for the exclusive distribution rights of certain of its products in Japan. In 1998, 1997, and 1996, Marubeni Corporation accounted for approximately 15%, 12%, and 2% of net revenues, respectively. During the fourth quarter of 1996, MetaCreations entered into a similar agreement with Prisma Express Distributionsgesellschaft GmbH, a leading software distributor in Germany, for the exclusive distribution rights of certain of its products in Germany, Austria, and Switzerland. In addition, the Company established its international operations headquarters in Dublin, Ireland in September 1996, where the Company localizes, manufactures and distributes international versions of its products. In August 1998, the Company hired a Vice President, European Sales and Marketing, and in February 1999, the Company hired a Director of Sales for Japan. The Company intends to continue to make strategic investments in additional markets throughout Europe, Asia and Latin America.

     MetaCreations sells its products to educational institutions primarily through a distributor which specializes in the education market, including campus resellers, bookstores and educational mail order houses. The Company views the education market as a strategic opportunity to establish product and brand preferences early in the careers of future graphic arts and business professionals. Accordingly, the Company offers substantial educational discounts.

     MetaCreations actively maintains OEM relationships with many hardware and software vendors that bundle MetaCreations products with their own complementary hardware or software products and pay the Company royalties. The Company believes that OEM sales increase the brand recognition of its products and expand its customer and revenue base. In addition, these relationships give the Company early access to computer graphic imaging, multimedia and Internet/online technologies, which assist MetaCreations in quickly adapting its products for compatibility with, or in releasing new products based on, such technologies. Some of the Company's OEM customers include 3Com Corporation; Acer Peripherals, Inc.; Apple Computer, Inc.; Bayer Corporation (AGFA division); Digital Equipment Corporation; Epson America, Inc.; Matrox Graphics, Inc.; Play, Inc.; Ricoh Corporation; UMAX Technologies, Inc.; and Wacom Computer Systems.

     The Company has also pursued and entered into marketing, distribution and licensing agreements related to certain of its technologies, including MetaStream and MetaFlash. The Company believes that such agreements allow it to more effectively create market demand and acceptance for new technologies. Some of the companies who have entered into such agreements include Eastman Kodak Company; Intel Corporation; Microsoft Corporation; and Minolta Co., Ltd.

PRODUCT DEVELOPMENT

     The Company's principal current product development efforts are focused on utilizing its core enabling technologies to develop enhanced digital graphic and content creation tools for Creative Professionals and the Internet and commercial online environments. From time to time, the Company may also acquire basic software technologies that it considers critical to building computer graphic imaging and Internet/online design tools.

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

     The Company's research and development expenses were approximately $15.8 million, $14.1 million, and $8.2 million for 1998, 1997, and 1996, respectively.

CUSTOMER AND TECHNICAL SUPPORT

     The Company has built a customer education and technical support organization focused on providing value to the Company's customers beyond the purchase of the Company's products. MetaCreations provides customer and technical support to customers via e-mail on the Internet and through online services, fax and telephonic communication. In addition, the Company supports an online community through its presence on the Web, where technical support, tips and tricks and an entire electronic book on advanced imaging techniques can be found. The Company also conducts seminars regularly for prospective and current customers at leading tradeshows and conferences throughout the world, providing education and insight into the uses of the Company's technology.

COMPETITION

     The Company faces competition from a number of sources, including other vendors of personal computer graphic imaging and Internet/online design application tools and other personal computer software industry participants, including: Adobe Systems Incorporated; Autodesk, Inc.; Corel Corporation; Macromedia, Inc.; and Microsoft Corporation.

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

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

     Shares of MetaCreations' Common Stock are speculative in nature and involve a high degree of risk. The following risk factors should be considered carefully. The risks described below are not the only ones facing MetaCreations. Many factors could cause our results to be different, including the following risk factors and other risks described in this document. If any of the following risks occur, our business would likely be adversely affected and the trading price of our Common Stock could decline. This could result in a loss of all or part of your investment.

  FLUCTUATIONS IN QUARTERLY RESULTS

     Our quarterly operating results depend on a number of factors that are difficult to forecast. If our future quarterly operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely drop. Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future as a result of many factors, including:

     - Introduction or enhancement of new products or technologies by us or our competitors;

     -  Market acceptance of our products;

     -  Industry press reviews of our products;

     -  Changes in our prices or our competitors' prices;

     -  The mix of distribution channels for our products;

     -  The mix of products we sell;

     -  Distributors' returns of our products; and

     -  General economic conditions.

     In addition, we ship our products as we receive orders. As a result, we have little or no backlog. A large portion of our revenues occurs in the third month of each quarter. In addition, demand for our products tends to increase at the end of the calendar year due to year-end holiday buying trends. Revenues may also be affected by the volume and timing of the orders we receive, our ability to fulfill these orders, and our ability to close distribution and licensing agreements during a particular quarter. Any delays in the receipt and shipment of orders, the failure of our suppliers and manufacturers to produce and ship products that we have requested or our inability to close distribution and licensing agreements would adversely affect our revenues.

     Our staffing and other operating expenses are based in large part on anticipated revenues. It would be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

     The Company has had operating losses the last four quarters. We have recently restructured and have focused on reducing our operating expenses to levels more consistent with expected revenues. We cannot guarantee that such reductions in operating expenses will be enough to restore our profitability.

  POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

     -  Our historical and anticipated operating results;

     -  General market and economic conditions;

     -  Our announcement of new products or technologies;

     -  Actual or anticipated fluctuations in our operating results; and

     -  Developments regarding our products, or our competitors' products.

     In addition, the stock market has experienced extreme price and volume fluctuations in recent months. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly graphics software companies. These broad market and industry fluctuations may continue to adversely affect the market price of our common stock. As a result, the market price of our common stock may continue to fluctuate.

  RISKS ASSOCIATED WITH PRODUCT TRANSITIONS AND PRODUCT RETURNS

     We may announce new products, product versions or technologies that may replace or shorten the life cycles of our existing products. Our competitors may also make similar announcements about their products which may replace or shorten the life cycles of our products.

     During the second quarter of 1998, we increased our reserves for returns because of lower than expected revenues in our domestic retail channels and decreased demand in Japan. Although we provide allowances for anticipated returns, actual product returns may exceed these allowances. This would adversely affect our business.

     In certain cases we sell our new products and product versions at a discounted price to achieve market acceptance. These price discounts could adversely affect our revenues. In addition, when we announce plans for new products or new releases, or when our competitors make similar announcements, customers may delay purchasing our current products. This would also adversely affect our business.

  DEPENDENCE ON DISTRIBUTORS AND ON OTHER THIRD PARTIES

     Although we make some direct sales to customers, we generate most of our revenues from sales through third party distributors. We use many different distribution channels to sell our products worldwide. Examples of distribution channels include international distributors, educational distributors, resellers, hardware superstores, retail dealers, direct marketers, and hardware and software OEM's. Our future financial results depend in large part on our relationship with third party distributors and their continued financial stability. Any termination or significant disruption of our relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to a major distributor or retailer, would adversely affect our business.

     The distribution channels are subject to rapid change, significant margin pressures, consolidation and other financial difficulties. For example, if one of our distributors experienced financial difficulties such as a bankruptcy, we might not be able to collect on accounts receivable from that distributor. It is also possible that new channels of distribution will develop which compete with existing channels. For example, the Internet is currently evolving as a new distribution channel for computer software. If we are unable to adapt our products for distribution through the Internet, to the extent they need adapting, our business could be adversely affected.

     We depend in part on our third party distributors to promote our products to retailers. These retailers typically have a limited amount of shelf space subject to high demand. We cannot be sure that our distributors and retailers will continue to purchase our products or provide our products with adequate shelf space and promotional support. Their failure to continue to do so would adversely affect our business.

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

  NEED TO EXPAND INTERNATIONAL OPERATIONS

     We sell a large percentage of our products outside of the United States. International sales accounted for approximately 29%, 38%, and 41% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in international sales resulted primarily from a decrease in international OEM and licenses revenues and the economic weakness in Japan.

     An important element of our business strategy is to continue to expand our sales in international markets, primarily Japan, Western Europe and Asia Pacific. Our ability to expand our international presence depends on our success in retaining effective international distributors and our ability to hire and retain qualified employees abroad.

     There are risks inherent in expanding and doing business internationally such as:

     -  Difficulties in staffing and managing foreign operations;

     -  Problems and delays in collecting accounts receivable;

     -  Fluctuations in currency exchange rates;

     -  Unexpected changes in regulatory requirements;

     -  Tariffs and other trade barriers;

     -  Political instability; and

     -  Potentially adverse tax consequences.

     Currently we sell our products in U.S. dollars. Any increase in the value of the U.S. dollar as compared to currencies in our principal overseas markets would increase the cost of our products in these markets. This may adversely affect our sales in those markets. To date, we have not engaged in currency hedging transactions to reduce the effect of fluctuations in currency exchange rates.

     In addition, effective copyright and trade secret protection may be limited or unavailable under the laws of certain foreign jurisdictions. The occurrence of any of these risks would adversely affect the success of our international operations and our business.

     A significant portion of our net revenues stem from the Asia Pacific region, primarily Japan. Japan has recently experienced weaknesses in their currency, banking and equity markets. We cannot guarantee that the financial condition in Japan and in the Asia Pacific region will improve in the near future. If the current financial crisis in the Asia Pacific region continues or worsens, our business will be adversely affected. For example, during 1998, our net revenues from Japan and the Asia Pacific region decreased as a result of depressed demand for our products due to the current Asian financial crisis.

  HIGHLY COMPETITIVE GRAPHICS SOFTWARE MARKETS

     We face intense competition in the market for graphics software products. The market for our products can change rapidly, and customers constantly demand new product features, accelerated releases of new products, product enhancements and lower price points.

     Many of our competitors or potential competitors are larger than we are and have significantly greater financial, managerial, technical and marketing resources than we have. Our business would be adversely affected if any of our competitors cut prices, increased promotions of their products, announced or accelerated introduction of new products or enhanced product features or acquired additional applications or technologies from third parties.

     Our present or future competitors may be able to develop products comparable or superior to ours or may be able to develop new products faster than we can. We also face competition from developers of personal computer operating systems, such as Microsoft, Apple Computer and Linux. These companies may incorporate functions into their operating systems which could be superior to or incompatible with our products. Such competition would also adversely affect our business.

     We are currently developing additional product enhancements that we believe will address customer requirements. However, we cannot be sure that we will complete our development and introduction of these products on a timely basis. In addition, we cannot be sure that these product enhancements will achieve market acceptance. If we are unable to compete effectively in our markets, or if competition becomes increasingly intense, our business would be adversely affected.

  DEPENDENCE ON KEY PERSONNEL

     We depend on the continued employment of our senior executive officers and other key management personnel. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

     During February 1998, our previous Chief Executive Officer, John Wilczak, resigned. Gary Lauer, who had most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations, succeeded Mr. Wilczak as our Chief Executive Officer. In addition, in connection with our recent restructuring, our Senior Vice President, Sales and Marketing; Vice President, Marketing; Vice President, Product Management and Design; and Vice President, Corporate Communications left our Company. We have recently hired a Senior Vice President, Marketing; a Senior Vice President, Product Development; and a Vice President, European Sales and Marketing. We are also seeking to hire a Senior Vice President, Sales and Marketing. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

  DIFFICULTY OF IDENTIFYING AND HIRING CERTAIN PERSONNEL

     Our future success depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial employees. The competition for such employees is intense, and we have experienced difficulty in identifying and hiring qualified engineering personnel. If we do not succeed in attracting and retaining necessary technical and managerial employees in the future, our business would be adversely affected.

  RAPID TECHNOLOGICAL CHANGE AND DEPENDENCE ON NEW PRODUCTS AND PRODUCT VERSIONS

     The market for graphics software products is characterized by rapidly changing technology. Product life cycles are short and downward pricing pressures are strong. As a result, our success depends substantially upon our ability to continue to enhance our products and to develop new products that meet customers' increasing expectations and that incorporate the latest technology.

     We may not be successful in developing and marketing enhancements to our existing products or introducing new products on a timely basis. Our new or enhanced products may not succeed in the marketplace. If our new products or product versions receive bad reviews in industry publications, this would likely decrease their potential market acceptance, and our business would be adversely affected.

     We expect our research and development expenditures will increase in the future. If our increased research and development spending is not accompanied by increased revenues, our business would be adversely affected. We have supplemented our research and development efforts by exclusively licensing products developed by or co-developed with third parties. We may not be able to continue to obtain such outside product development capabilities on terms favorable to us or at all. If we cannot maintain existing development arrangements or fail to attract new product development partners, then we would have to further increase our research and development spending. This would adversely affect our business.

  POTENTIAL DELAYS IN PRODUCT RELEASES

     We also depend upon internal efforts for the development of new products and product enhancements. In the past, we have had delays in the development of new products and product versions. We may experience similar delays in the future.

  RISK OF UNDETECTED ERRORS

     We offer complex software products which may contain undetected errors. In the past, we discovered software errors in certain new products and enhancements after these products were introduced to the marketplace. If errors are found in our products after we have commercially shipped them, we would likely experience bad product reviews and a loss or delay of market acceptance. This would adversely affect our business.

  EVOLVING MARKETS FOR OUR COMPUTER GRAPHIC IMAGING AND INTERNET/ONLINE DESIGN TOOLS

     The markets for computer graphic imaging and Internet/online design tools are still emerging. Digital graphic and Internet/online content developers may not adopt our products. We also may not have sufficient distribution resources to market our products successfully or these products may not achieve market acceptance.

     The demand for computer graphic imaging and Internet/online design tools depends on many factors including:

     - Installed base of digital graphic and multimedia capable personal computers;

     -  Widespread availability of digital media; and

     -  Number and expertise of skilled content producers.

     If the markets for these tools fail to grow or grow more slowly than we currently anticipate, then our business would be adversely affected.

  RISKS OF INFRINGEMENT AND PROPRIETARY RIGHTS

     We rely on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect our intellectual and proprietary rights, products, and technology, such as MetaStream and MetaFlash. We distribute our software under shrinkwrap license agreements. We generally do not obtain signed license agreements from the end users of our software.

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

     We also believe that the growing number of software products available and the increasing overlap of products may lead to a greater number of infringement claims. Our products may be the subject of infringement claims in the future. This could result in costly litigation and could require us to obtain a license to the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot obtain necessary licenses on reasonable terms, our business would be adversely affected.

  YEAR 2000 RISKS

     Background

     Many currently installed computer systems and software products are coded to accept only two digit entries for the year in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, over the next year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by us, our business partners, our suppliers and our customers.

     Project

     We have identified potential Year 2000 risks in five categories:

        (1) Internal business software and systems;

        (2) Systems other than information technology systems ("Non-IT systems");

        (3) Software products we sell to customers;

        (4) Third party distributors of our products; and

        (5) Third party suppliers of products and services to us.

     Our Year 2000 project includes the following phases for the first three categories above:

        (1) Inventorying Year 2000 items;

        (2) Assessing Year 2000 compliance for items determined to be material;

        (3) Assigning priorities to identified items;

        (4) Implementing remediation plans for items determined to be material and not Year 2000 compliant;

        (5) Re-testing items for which corrections have been implemented; and

        (6) Developing contingency plans.

     With respect to the our third-party distributors and suppliers, our Year 2000 project consists of the following phases:

        (1) Contacting distributors and suppliers for information concerning their Year 2000 readiness;

        (2) Prioritizing distributors and suppliers as to relative importance;

        (3) Validating distributor and supplier responses regarding Year 2000 compliance; and

        (4) Developing contingency plans in the event one or more distributors or suppliers fails to achieve Year 2000 compliance.

     Assessment

     Internal business software and systems consist primarily of our business information system which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, we have completed the first three phases of the Year 2000 project related to our business systems, and have substantially completed the fourth phase. We currently expect completion of the remediation and re-testing phases of our business systems, in addition to the development of applicable contingency plans, by June 30, 1999. We presently believe that with the implementation of our new information system and modification to existing software, Year 2000 compliance will not adversely affect our business. However, there can be no assurance that our internal business software and systems will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. If our business systems are not compliant, we could experience interruptions to our development programs and general business operations.

     We have been advised by our suppliers of non-IT systems, which primarily consist of environmental systems such as fire suppression, air conditioning and heating, and security systems at various buildings we occupy, that either such systems are currently Year 2000 compliant or that such systems will be replaced by June 30, 1999.

     The computer graphics software products that we sell to customers are not date-sensitive. As a result, we believe that the current versions of our products are Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 that may result in costs which adversely affect our business.

     We contract with third parties for the manufacture and distribution of our products. As a result, we have initiated communications with our key suppliers and distributors and plan to monitor the status of their Year 2000 readiness. We expect to complete the first three phases of our Year 2000 project related to our key distributors by April 30, 1999. We have reviewed the Year 2000 project plan implemented by our key supplier and have held quarterly meetings with them since the middle of 1998 in order to monitor their progress. Based on these meetings, we expect completion of their Year 2000 remediation and testing phases, by June 30, 1999. If any of our principal suppliers and distributors fail to demonstrate Year 2000 readiness, then we will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing our risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. We expect the development of contingency plans, if necessary, to be completed by August 31, 1999. Should any of our key suppliers or distributors not achieve Year 2000 readiness, we may be unable to effectively manufacture our products or distribute our products to our customers.

     Costs

     The balance of the effort for our Year 2000 project has been by employees whose costs for this project are not tracked separately. We believe that costs for the remainder of the project will not be material to our business, financial position, results of operations, or cash flows.

     Risks

     Our business, financial position, results of operations, and cash flows could be materially adversely affected if we or our key suppliers, distributors, or customers do not achieve Year 2000 compliance. Although our Year 2000 project is expected to minimize our risks of experiencing a Year 2000 problem, inherent risks and uncertainties exist despite our efforts. As a result, we are unable to determine at this time whether the consequences of Year 2000 failures resulting from these inherent risks and uncertainties will have a material effect on our business, financial position, results of operations, or cash flows.

  CONCENTRATION OF STOCK OWNERSHIP

     As of March 10, 1999, the directors and executive officers of the Company and their respective affiliates beneficially own approximately 17% of the Company's outstanding Common Stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

EMPLOYEES

     As of March 10, 1999, the Company had 218 full time employees, including 72 in sales and marketing, 90 in development, quality assurance and documentation, 12 in customer service and technical support, and 44 in finance, administration and operations. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

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

     The Company's Irish facility consists of approximately 4,000 square feet of leased space in an office building in Dublin, Ireland, pursuant to a lease agreement which expires in August 1999. The Company believes that this office space is adequate for current and near term needs and that additional space is available to provide for anticipated growth.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers as of March 10, 1999:

               NAME                  AGE                POSITION
               ----                  ---                --------
Gary Lauer.........................  46    Director, President and Chief
                                           Executive Officer
Kai Krause.........................  42    Director and Chief Design Officer
Mark Zimmer........................  42    Director and Chief Technology
                                           Officer
Terance Kinninger..................  43    Senior Vice President, Finance and
                                           Operations and Chief Financial
                                           Officer
Robert Rice........................  44    Vice President, Business
                                           Development and General Counsel
John Dearborn......................  43    Senior Vice President, Marketing
John Leddy.........................  40    Senior Vice President, Product
                                           Development

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

     Mr. Zimmer became a director and Chief Technology Officer of the Company in May 1997 in connection with the merger with Fractal. In addition to co-founding Fractal in April 1991, Mr. Zimmer was its Chief Executive Officer and director since its inception. Mr. Zimmer also served as Fractal's President from March 1993 until May 1996, and resumed the position in February 1997 until the merger with MetaCreations in May 1997. In 1985, Mr. Zimmer co-founded Fractal Software, a predecessor of Fractal, and was a partner in Fractal Software from 1985 to 1990. At Fractal Software, Mr. Zimmer co-developed two graphics software programs, ImageStudio and ColorStudio, as well as the initial version of Painter. Mr. Zimmer attended California Institute of Technology.

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

     Mr. Rice joined the Company as Vice President, Business Development and General Counsel in connection with the Company's acquisition of RTG in December 1996. In addition to co-founding RTG in 1996, Mr. Rice served as its Chairman. From 1983 to 1996, Mr. Rice was a partner at the international law firm of Milbank, Tweed, Hadley and McCloy. Mr. Rice holds a B.S. and a J.D. from Florida State University.

     Mr. Dearborn joined the Company as Senior Vice President, Marketing in December 1998. Mr. Dearborn comes to MetaCreations from Micrografx, Inc. ("Micrografx"), where he most recently served as Executive Vice President of Worldwide Sales and Marketing. Mr. Dearborn was also responsible for business development and general management of the US subsidiary. Prior to Micrografx, Mr. Dearborn was a co-founder and Vice President of Astral Development Corporation, a privately held start-up that developed Picture Publisher, the first image-editing application for Microsoft Windows. Astral Development Corporation merged with Micrografx in 1991. Mr. Dearborn, who began his sales and marketing career at Xerox Corporation, holds a B.S. from the University of New Hampshire.

     Mr. Leddy joined the Company as Vice President and General Manager, Professional Products Group in August 1998 and was subsequently promoted to Senior Vice President, Product Development in December 1998. Prior to joining the Company, Mr. Leddy was employed by Adobe Systems Inc. ("Adobe"), where he most recently served as group product manager for imaging products. For five years, he was responsible for overseeing Adobe's flagship product, Photoshop, and for helping to develop new graphics tools. Prior to Adobe, Mr. Leddy held product management positions at Macromedia Inc., where he managed the Authorware professional product line, and Symantec Corporation. Mr. Leddy holds a B.A. from the University of California at Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock, $0.001 par value, began trading over the counter in December 1995, and is quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCRE." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the Nasdaq National Market System:

                                                  HIGH          LOW
                                                 ------        ------
1998
4th Quarter....................................  $ 8.06        $ 3.06
3rd Quarter....................................    5.63          3.03
2nd Quarter....................................   12.19          4.63
1st Quarter....................................   10.75          6.38

1997
4th Quarter....................................  $19.50        $ 8.25
3rd Quarter....................................   16.00          9.88
2nd Quarter....................................   13.38          6.50
1st Quarter....................................   19.00         10.00

HOLDERS

     As of March 10, 1999, there were approximately 583 holders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In December 1998, in connection with the Company's acquisition of Canoma, Inc., the Company issued to the former stockholders of Canoma, Inc. an aggregate of 300,000 shares of the Company's common stock valued at approximately $1,305,000. The transaction was exempt from the registration requirements of
Section 5 of the Securities Act of 1933, as amended, pursuant to Section 4127.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                       YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1998        1997       1996       1995       1994
                                         --------    --------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues...........................  $ 42,843    $ 69,074    $62,936    $46,260    $28,308
Cost of revenues.......................     7,007      11,859     11,677     10,081      6,627
                                         --------    --------    -------    -------    -------
  Gross profit.........................    35,836      57,215     51,259     36,179     21,681

Operating expenses:
  Sales and marketing..................    28,680      32,043     28,936     22,331     14,378
  Research and development.............    15,791      14,122      8,224      5,639      3,559
  General and administrative...........     6,862       6,410      5,883      4,590      3,735
  Costs associated with mergers,
     acquisitions and restructurings,
     including the related write-off of
     acquired in-process technology....     7,305      16,185     17,047         --         --
                                         --------    --------    -------    -------    -------
          Total operating expenses.....    58,638      68,760     60,090     32,560     21,672
                                         --------    --------    -------    -------    -------
Income (loss) from operations..........   (22,802)    (11,545)    (8,831)     3,619          9
Interest and investment income
  (expense), net.......................     2,618       3,157      3,397        634         11
                                         --------    --------    -------    -------    -------
Income (loss) before provision
  (benefit) for income taxes...........   (20,184)     (8,388)    (5,434)     4,253         20
Provision (benefit) for income taxes...      (353)       (210)     2,216      1,827        473
                                         --------    --------    -------    -------    -------
Net income (loss)......................  $(19,831)   $ (8,178)   $(7,650)   $ 2,426    $  (453)
                                         ========    ========    =======    =======    =======
Net income (loss) applicable to common
  stockholders.........................  $(19,831)   $ (8,178)   $(7,650)   $ 2,337    $  (692)
                                         ========    ========    =======    =======    =======
Net income (loss) per common share
  (diluted)............................  $  (0.83)   $  (0.36)   $ (0.37)   $  0.15    $ (0.06)
                                         ========    ========    =======    =======    =======
Weighted average number of shares
  outstanding (diluted)................    23,779      22,965     20,590     15,267     11,584
                                         ========    ========    =======    =======    =======

BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments..........................  $ 46,335    $ 50,002    $66,293    $77,721    $ 9,307
Working capital........................    60,201      77,677     79,254     80,135      9,086
Total assets...........................    77,965      97,257     97,935     95,017     18,488
Series B redeemable convertible
  preferred stock......................        --          --         --      8,359         --
Stockholders' equity (deficit).........    69,030      87,242     86,112     82,916        (49)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Additional Factors Affecting Future Results." In connection with forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-K under "Additional Factors Affecting Future Results."

OVERVIEW

     MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for 1994 through 1996 include the pooled financial statements of MetaTools, Inc., Fractal Design Corporation, and Ray Dream, Inc.

     Revenue growth for MetaCreations from 1994 to 1997 was substantially achieved through the Company's continued introduction of new products and the release of enhanced versions of its existing products, as well as significant investment in the expansion of its sales and marketing activities to address broader distribution channels. However, revenues declined during 1998 due to lower than expected demand in the retail channel and lower OEM and licensing revenues. On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness, which was implemented during the quarter ended September 30, 1998. In connection with the restructuring, the Company recorded a one-time charge to earnings of approximately $5.0 million to cover the costs of reducing certain sectors of its workforce and facilities to levels more appropriate to current business requirements. As a result of the restructuring programs, the Company reduced operating expenses in the third quarter of 1998 by approximately $3.5 million, or 24%, compared to the second quarter of 1998.

     The Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products and technologies: Bryce, Infini-D, Kai's Photo Soap, Kai's Super GOO, Kai's Power Show, Kai's Power Tools, MetaFlash, MetaStream, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products and licensing of the technologies represented a substantial majority of net revenues during 1998. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

     In 1998, MetaCreations introduced its Creative Web strategy designed to leverage the Company's 2D and 3D technologies for use on the Internet through both new and existing products. The Company's future revenues will also be dependent upon the Company's ability to successfully develop and market new products based on this strategy.

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

     The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to OEMs for bundling with their hardware or software products and directly to end users, generally through telesales, direct mail campaigns, and the Internet from the Company's online store. Fluctuations in distributor purchases can cause significant volatility in the Company's revenues. Distributors generally stock the Company's products at levels which may fluctuate significantly for a variety of reasons, including the distributors' ability to finance the purchase of products and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or new version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM and licensing agreements, which generally provide for minimum guaranteed non-refundable payments to the Company, typically coincide with the planned introduction of OEM bundled products and are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

     Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. These activities have resulted in significant increases in all expense categories. The Company's recent product development efforts to focus on the Creative Web strategy have also entailed significant research and development expenditures. These higher expense levels combined with costs associated with periodic mergers and acquisitions, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues have contributed to the Company's recent annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

     The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
Net revenues................................................  100.0%    100.0%    100.0%
Cost of revenues............................................   16.4      17.2      18.6
                                                              -----     -----     -----
     Gross margin...........................................   83.6      82.8      81.4

Operating expenses:
  Sales and marketing.......................................   66.9      46.4      46.0
  Research and development..................................   36.8      20.4      13.0
  General and administrative................................   16.0       9.3       9.3
  Costs associated with mergers, acquisitions and
     restructurings, including the related write-off of
     acquired in-process technology.........................   17.1      23.4      27.1
                                                              -----     -----     -----
          Total operating expenses..........................  136.8      99.5      95.4
                                                              -----     -----     -----
Loss from operations........................................  (53.2)    (16.7)    (14.0)
Interest and investment income, net.........................    6.1       4.6       5.4
                                                              -----     -----     -----
Loss before provision (benefit) for income taxes............  (47.1)    (12.1)     (8.6)
Provision (benefit) for income taxes........................   (0.8)     (0.3)      3.5
                                                              -----     -----     -----
Net loss....................................................  (46.3)%   (11.8)%   (12.1)%
                                                              =====     =====     =====

  NET REVENUES

     Net revenues totaled $42.8 million in 1998, which represented a 38% decrease compared to 1997 net revenues of $69.1 million. The decrease in net revenues was attributed to lower than expected demand in the retail channel and lower OEM and licensing revenues. New products and new versions of existing products released during 1998 included Dance Studio, Infini-D 4.5, Kai's Photo Soap 2, Kai's Power Tools 5, Kai's Power Show, Kai's Super GOO, Painter 3D, Painter 5.5 Web Edition, Painter Classic, and Poser 3. The number of new products released by the Company increased in 1998 compared to previous years, and as a result, the Company experienced a higher return rate in 1998 compared to the Company's historical return rate, particularly related to its consumer products. As a result, the Company increased its return reserve as a percentage of gross revenues in 1998. International sales comprised 29% of net revenues in 1998, compared to 38% of net revenues in 1997.

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

     During the year ended December 31, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 and SOP 98-4, which supercede SOP 91-1, generally require revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence which is specific to the Company. The Company recognizes product revenues upon shipment to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Revenue allocated to postcontract customer support is recognized ratably over the term of the support. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The impact of adopting SOP 97-2 and SOP 98-4 was not material to the Company's financial position, results of operations or cash flows.

     The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual return history. Such reserves as a percentage of gross revenues have varied over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishment of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. As a result, there can be no assurance that established reserves will be adequate to cover actual future returns.

     The Company has entered into agreements whereby it licenses products to original equipment manufacturers ("OEM's") and foreign publishers which provide such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees are recognized as revenue at delivery of the product master to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts are recognized as revenue when such amounts exceed fixed minimum royalties. Revenues under OEM contracts without nonrefundable fixed fees are recognized as earned over the term of the contract.

  COST OF REVENUES

     Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence.

     Cost of revenues totaled $7.0 million, or 16% of net revenues, in 1998, down from cost of revenues of $11.9 million, or 17% of net revenues, in 1997. The changing mix of product sales toward lower royalty products contributed to the decrease in cost of revenues as a percentage of net revenues. Royalties represented 3% and 4% of net revenues for 1998 and 1997, respectively.

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

     Sales and marketing expenses totaled $28.7 million in 1998, down from $32.0 million in 1997. The decrease in sales and marketing expenses primarily resulted from the restructuring programs implemented during the third quarter of 1998, which included reductions in sales and marketing personnel and promotional activities. However, as a percentage of net revenues, sales and marketing expenses increased from 46% in 1997 to 67% in 1998. The increase in sales and marketing as a percentage of net revenues resulted from the decrease in net revenues for the respective periods.

     Sales and marketing expenses totaled $32.0 million in 1997, compared to $28.9 million in 1996, but remained flat at 46% of net revenues for both periods. The increase in sales and marketing expenses in 1997 reflected the Company's efforts to expand its sales and marketing presence and distribution channels, both domestically and internationally, through the hiring of additional personnel and increased marketing programs.

     The Company expects sales and marketing expenses will increase in future periods, but such expenses may vary as a percentage of net revenues.

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

     Research and development expenses totaled $15.8 million in 1998, up from $14.1 million in 1997. The increase in research and development expenses resulted from costs related to additional engineers obtained via the acquisition of Specular in April 1997 and the increased number of products translated to foreign languages. As a percentage of net revenues, research and development expenses increased from 20% in 1997 to 37% in 1998. The significant increase in research and development expense as a percentage of net revenues is attributed to the decrease in net revenues for the respective periods.

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

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses include compensation costs related to finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance, and bad debt expenses.

     General and administrative expenses totaled $6.9 million in 1998, compared to $6.4 million in 1997. The increase in general and administrative expenses in 1998 was attributed to recruiting and relocation costs related to the hiring of a new chief executive officer in February 1998, as well as to consulting costs related to the preparation of the Company's new strategic plan. As a percentage of net revenues, general and administrative expenses increased from 9% in 1997 to 16% in 1998. The increase general and administrative as a percentage of net revenues resulted from the decrease in net revenues for the respective periods.

     General and administrative expenses totaled $6.4 million in 1997, up from $5.9 million in 1996, but remained flat at 9% of net revenues for both periods. The increase in general and administrative dollars in 1997 was due to increased administrative expenses related to increased headcount and general corporate expenses associated with the 1997 growth of the Company.

     The Company expects that its general and administrative expenses will continue to increase in the future, but such expenses may vary as a percentage of net revenues.

  RESTRUCTURING

     On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2.2 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2.8 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The Company expects completion of the restructuring plan during the first quarter of 1999.

 COSTS ASSOCIATED WITH MERGERS AND ACQUISITIONS, INCLUDING THE RELATED WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY

     On December 31, 1998, the Company completed the acquisition of Canoma, Inc. ("Canoma"), a privately held development-stage software company based in Northern California, that was developing software technology that creates 3-D digital images and content from 2-D digital images. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Canoma received 300,000 shares of the Company's common stock valued at approximately $1.3 million at December 31, 1998, the closing date, and cash consideration totaling approximately $1.8 million. As of December 31, 1998, neither technological feasibility nor commercial viability had been reached with regard to Canoma's technology or potential products. Based upon projected future cash flows, risk-adjusted using a 33% discount rate, Canoma's in-process technology was valued at approximately $2.3 million, which, including acquisition costs totaling approximately $100,000, resulted in a one time charge to earnings of approximately $2.4 million for the year ended December 31, 1998. The remaining purchase price of approximately $805,000 was capitalized by the Company as goodwill and will be amortized over 5 years. As of the date of acquisition, Canoma's two research and development engineers joined the Company's research and development team in Scotts Valley, California.

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

     On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp., a privately held development stage company based in Princeton, New Jersey, that developed real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11.2 million and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1.4 million at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of advanced geometry-based algorithms which transform images in real-time to a series of triangles to produce three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13.3 million, which combined with acquisition costs totaling $1.2 million, resulted in a one time charge to earnings of $14.4 million for the year ended December 31, 1996. As of the date of acquisition, RTG's 21 research and development personnel remained in Princeton, New Jersey, continuing visual computing research and development activities.

     On August 31, 1996, the Company acquired Dive Laboratories, Inc., a privately held company based in Santa Cruz, California, that developed 3D modeling and rendering environments for high-end applications and the visualization of streaming online data. In connection with the acquisition, which was accounted for under the purchase method of accounting, the Company recorded a one-time charge to earnings of approximately $733,000 for the year ended December 31, 1996, comprised of relocation expenses of $215,000, acquisition costs of $155,000, and in-process research and development expenses of $363,000. The Company paid $509,000 in cash and assumed $224,000 of net liabilities of Dive. The four Dive research and development personnel relocated to Santa Barbara.

  LOSS FROM OPERATIONS

     The loss from operations for the year ended December 31, 1998 was $22.8 million. Excluding costs related to the Company's acquisition of Canoma in December 1998, proforma operating income for 1998 was $20.4 million or 48% of net revenues. The loss from operations for the year ended December 31, 1997 was $11.6 million and included $16.2 million in costs related to the merger of MetaTools, Inc. and Fractal Design Corporation and the acquisition of Specular International, Ltd. Excluding these costs, proforma operating income for 1997 was $4.6 million or 7% of net revenues. The proforma operating loss in 1998 primarily resulted from the 38% reduction in net revenues from 1997 to 1998, $5.0 million of restructuring costs, and increased research and development expenses.

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

  PROVISION (BENEFIT) FOR INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." During 1998, the Company recorded a tax benefit of $353,000, relating to the net loss incurred by the Company in the first quarter of 1998. The valuation allowance for deferred taxes was increased by approximately $5.2 million during 1998 based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated during 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

     The effective tax rates of 3% and (41)% for the years ended December 31, 1997 and 1996, respectively, differed from the respective United States statutory tax rates primarily due to changes in the valuation allowance against the deferred income tax assets and the non-deductibility of certain costs associated with mergers and acquisitions.

  NET LOSS

     Net loss totaled $(19.8) million, or $(0.83) per common share, in 1998, compared to net loss of $(8.2) million, or $(0.36) per common share, in 1997, and net loss of $(7.7) million, or $(0.37) per common share, in 1996.

YEAR 2000 RISKS

  BACKGROUND

     Many currently installed computer systems and software products are coded to accept only two digit entries for the year in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, over the next year, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Year 2000 problem could affect computers, software and other equipment used, operated, or maintained by us, our business partners, our suppliers and our customers.

  PROJECT

     We have identified potential Year 2000 risks in five categories:

        (1) Internal business software and systems;

        (2) Systems other than information technology systems ("Non-IT systems");

        (3) Software products we sell to customers;

        (4) Third party distributors of our products; and

        (5) Third party suppliers of products and services to us.

     Our Year 2000 project includes the following phases for the first three categories above:

        (1) Inventorying Year 2000 items;

        (2) Assessing Year 2000 compliance for items determined to be material;

        (3) Assigning priorities to identified items;

        (4) Implementing remediation plans for items determined to be material and not Year 2000 compliant;

        (5) Re-testing items for which corrections have been implemented; and

        (6) Developing contingency plans.

     With respect to the our third-party distributors and suppliers, our Year 2000 project consists of the following phases:

        (1) Contacting distributors and suppliers for information concerning their Year 2000 readiness;

        (2) Prioritizing distributors and suppliers as to relative importance;

        (3) Validating distributor and supplier responses regarding Year 2000 compliance; and

        (4) Developing contingency plans in the event one or more distributors or suppliers fails to achieve Year 2000 compliance.

  ASSESSMENT

     Internal business software and systems consist primarily of our business information system which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, we have completed the first three phases of the Year 2000 project related to our business systems, and have substantially completed the fourth phase. We currently expect completion of the remediation and re-testing phases of our business systems, in addition to the development of applicable contingency plans, by June 30, 1999. We presently believe that with the implementation of our new information system and modification to existing software, Year 2000 compliance will not adversely affect our business. However, there can be no assurance that our internal business software and systems will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. If our business systems are not compliant, we could experience interruptions to our development programs and general business operations.

     We have been advised by our suppliers of non-IT systems, which primarily consist of environmental systems such as fire suppression, air conditioning and heating, and security systems at various buildings we occupy, that either such systems are currently Year 2000 compliant or that such systems will be replaced by June 30, 1999.

     The computer graphics software products that we sell to customers are not date-sensitive. As a result, we believe that the current versions of our products are Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 that may result in costs which adversely affect our business.

     We contract with third parties for the manufacture and distribution of our products. As a result, we have initiated communications with our key suppliers and distributors and plan to monitor the status of their Year 2000 readiness. We expect to complete the first three phases of our Year 2000 project related to our key distributors by April 30, 1999. We have reviewed the Year 2000 project plan implemented by our key supplier and have held quarterly meetings with them since the middle of 1998 in order to monitor their progress. Based on these meetings, we expect completion of their Year 2000 remediation and testing phases, by June 30, 1999. If any of our principal suppliers and distributors fail to demonstrate Year 2000 readiness, then we will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing our risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. We expect the development of contingency plans, if necessary, to be completed by August 31, 1999. Should any of our key suppliers or distributors not achieve Year 2000 readiness, we may be unable to effectively manufacture our products or distribute our products to our customers.

  COSTS

     The balance of the effort for our Year 2000 project has been by employees whose costs for this project are not tracked separately. We believe that costs for the remainder of the project will not be material to our business, financial position, results of operations, or cash flows.

  RISKS

     Our business, financial position, results of operations, and cash flows could be materially adversely affected if we or our key suppliers, distributors, or customers do not achieve Year 2000 compliance. Although our Year 2000 project is expected to minimize our risks of experiencing a Year 2000 problem, inherent risks and uncertainties exist despite our efforts. As a result, we are unable to determine at this time whether the consequences of Year 2000 failures resulting from these inherent risks and uncertainties will have a material effect on our business, financial position, results of operations, or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $46.3 million at December 31, 1998, down from $50.0 million at December 31, 1997 and $66.3 million at December 31, 1996. Net cash provided by operating activities of the Company totaled $498,000 for 1998, compared to net cash used in operating activities of $12.0 million and $3.1 million for 1997 and 1996, respectively. The 1998 change primarily resulted from significant reductions in both accounts receivable and inventory, primarily due to the decrease in net revenues in 1998 compared to 1997, and to increased reserves for returns resulting from a higher return rate in 1998 compared to the Company's historical return rate. The increase in cash used in operating activities in 1997 is primarily attributed to the approximately $11 million paid in connection with the merger with Fractal and the acquisition of Specular, and the increase in accounts receivable resulting from growth in revenues, in particular, growth in OEM revenues which include guaranteed fixed minimum royalties that may have extended payment terms up to 12 months from the contract date. Net cash provided by (used in) investing activities totaled $6.4 million, $(1.5) million, and $(25.2) million for 1998, 1997 and 1996, respectively. The 1998 and 1997 changes resulted primarily from increasing net proceeds from maturities of short-term investments and decreasing purchases of property and equipment. Net cash (used in) provided by financing activities totaled $(310,000), $1.6 million, and $(4.0) million for 1998, 1997 and 1996, respectively. Cash used in financing activities in 1998 resulted from $1.2 million in notes payable issued to stockholders, net of proceeds from the exercise of stock options by the Company's employees. Cash provided by financing activities in 1997 primarily resulted from proceeds from the exercise of stock options by the Company's employees, while cash used in financing activities in 1996 primarily related to the repayment of notes payable to stockholders and the issuance of notes receivable from stockholders during the year.

     The Company has a $3.0 million revolving line of credit with a bank which expires during March 2000, if not renewed. Borrowings under the credit facility are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. As of December 31, 1998, the Company had no outstanding borrowings under the line of credit.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1. Index to Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE NO.
                                                              --------
AUDITED FINANCIAL STATEMENTS
Report of Independent Accountants...........................     30
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     31
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1998...............     32
Consolidated Statements of Stockholders' Equity for each of
  the three
  years in the period ended December 31, 1998...............     33
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1998...............     34
Notes to Consolidated Financial Statements..................     36

     2. Index to Financial Statement Schedules

     The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the financial statements and notes thereto:

                                                              PAGE NO.
                                                              --------
SCHEDULES
Report of Independent Accountants on Financial Statement
  Schedule..................................................     56
Schedule II -- Valuation and Qualifying Accounts............     57

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
MetaCreations Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of MetaCreations Corporation and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Woodland Hills, California
January 28, 1999

                           METACREATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 16,297    $  9,653
  Short-term investments....................................    30,038      40,349
  Accounts receivable, net of allowance for returns and
     doubtful accounts of $2,725 and $3,250 at December 31,
     1998 and 1997, respectively............................    12,375      26,604
  Inventories...............................................       526       1,667
  Income taxes receivable...................................       220         772
  Deferred income taxes.....................................     5,913       5,153
  Prepaid expenses..........................................     3,767       3,494
                                                              --------    --------
          Total current assets..............................    69,136      87,692

Property and equipment, net.................................     6,829       7,577
Other assets................................................     2,000       1,988
                                                              --------    --------
          Total assets......................................  $ 77,965    $ 97,257
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,777    $  4,860
  Accrued expenses..........................................     4,200       3,938
  Royalties payable.........................................       958       1,217
                                                              --------    --------
          Total current liabilities.........................     8,935      10,015

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000,000 shares
     authorized -- none issued and outstanding at December
     31, 1998 and 1997......................................        --          --
  Common stock, $.001 par value; 75,000,000 shares
     authorized -- 24,242,784 and 23,605,645 shares issued
     and outstanding at December 31, 1998 and 1997,
     respectively...........................................        24          24
  Paid-in capital...........................................   112,829     109,896
  Cumulative translation adjustment.........................      (128)       (135)
  Notes receivable from stockholders........................    (4,491)     (3,170)
  Accumulated deficit.......................................   (39,204)    (19,373)
                                                              --------    --------
          Total stockholders' equity........................    69,030      87,242
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 77,965    $ 97,257
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        1998            1997           1996
                                                      --------        --------        -------
Net revenues........................................  $ 42,843        $ 69,074        $62,936
Cost of revenues....................................     7,007          11,859         11,677
                                                      --------        --------        -------
  Gross profit......................................    35,836          57,215         51,259

Operating expenses:
  Sales and marketing...............................    28,680          32,043         28,936
  Research and development..........................    15,791          14,122          8,224
  General and administrative........................     6,862           6,410          5,883
  Costs associated with mergers, acquisitions and
     restructurings, including the related write-off
     of acquired in-process technology..............     7,305          16,185         17,047
                                                      --------        --------        -------
          Total operating expenses..................    58,638          68,760         60,090
                                                      --------        --------        -------

Loss from operations................................   (22,802)        (11,545)        (8,831)
Interest and investment income, net.................     2,618           3,157          3,397
                                                      --------        --------        -------

Loss before provision (benefit) for income taxes....   (20,184)         (8,388)        (5,434)
Provision (benefit) for income taxes................      (353)           (210)         2,216
                                                      --------        --------        -------

Net loss............................................  $(19,831)       $ (8,178)       $(7,650)
                                                      ========        ========        =======

Net loss per common share:
  Basic and diluted.................................  $  (0.83)       $  (0.36)       $ (0.37)
                                                      ========        ========        =======

Weighted average number of shares outstanding:
  Basic and diluted.................................    23,779          22,965         20,590
                                                      ========        ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                           SERIES A                                                     NOTES
                                        PREFERRED STOCK    COMMON STOCK                CUMULATIVE     RECEIVABLE
                                        ---------------   ---------------   PAID-IN    TRANSLATION       FROM       ACCUMULATED
                                        SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    ADJUSTMENT    STOCKHOLDERS    (DEFICIT)
                                        ------   ------   ------   ------   --------   -----------   ------------   -----------
Balances at December 31, 1995.........   --        $--    20,346    $21     $ 87,003      $ (50)       $    --       $ (4,058)

Issuance of common stock upon the
  exercise of stock options and
  warrants............................   --        --        561     --        1,288         --             --             --
Issuance of common stock in connection
  with the employee stock purchase
  plan and 401k plan..................   --        --         15     --          214         --             --             --
Issuance of common stock..............   --        --         20     --          138         --             --             --
Issuance of common stock in connection
  with the acquisition of Real Time
  Geometry Corp.......................   --        --      1,332      1       11,241         --             --             --
Tax benefit related to stock
  options.............................   --        --         --     --        1,072         --             --             --
Translation adjustment................   --        --         --     --           --       (108)            --             --
Notes receivable from stockholders....   --        --         --     --           --         --         (3,000)            --
Net loss..............................   --        --         --     --           --         --             --         (7,650)
                                          --       --     ------    ---     --------      -----        -------       --------
Balances at December 31, 1996.........   --        --     22,274     22      100,956       (158)        (3,000)       (11,708)

Issuance of common stock upon the
  exercise of stock options...........   --        --        756      1        1,851         --             --             --
Issuance of common stock in connection
  with the employee stock purchase
  plan................................   --        --         29     --          245         --             --             --
Issuance of common stock in connection
  with the acquisition of Specular
  International, Ltd..................   --        --        547      1        4,087         --             --             --
Tax benefit related to stock
  options.............................   --        --         --     --        2,396         --             --             --
Conversion of accrued compensation to
  equity upon exercise of certain
  options.............................   --        --         --     --          361         --             --             --
Translation adjustment................   --        --         --     --           --         23             --             --
Interest on notes receivable from
  stockholders........................   --        --         --     --           --         --           (170)            --
Adjustment to retained earnings as a
  result of business combination (Note
  1)..................................   --        --         --     --           --         --             --            513
Net loss..............................   --        --         --     --           --         --             --         (8,178)
                                          --       --     ------    ---     --------      -----        -------       --------
Balances at December 31, 1997.........   --        --     23,606     24      109,896       (135)        (3,170)       (19,373)

Issuance of common stock upon the
  exercise of stock options...........   --        --        231     --          840         --             --             --
Issuance of common stock in connection
  with the employee stock purchase
  plan................................   --        --        106     --          404         --             --             --
Issuance of common stock in connection
  with the acquisition of Canoma,
  Inc.................................   --        --        300     --        1,305         --             --             --
Tax benefit related to stock
  options.............................   --        --         --     --          376         --             --             --
Conversion of accrued compensation to
  equity upon exercise of certain
  options.............................   --        --         --     --            8         --             --             --
Translation adjustment................   --        --         --     --           --          7             --             --
Notes receivable from stockholders....   --        --         --     --           --         --         (1,150)            --
Interest on notes receivable from
  stockholders........................   --        --         --     --           --         --           (171)            --
Net loss..............................   --        --         --     --           --         --             --        (19,831)
                                          --       --     ------    ---     --------      -----        -------       --------
Balances at December 31, 1998.........   --        $--    24,243    $24     $112,829      $(128)       $(4,491)      $(39,204)
                                          ==       ==     ======    ===     ========      =====        =======       ========


                                            TOTAL
                                        STOCKHOLDERS'
                                           EQUITY
                                        -------------
Balances at December 31, 1995.........    $ 82,916
Issuance of common stock upon the
  exercise of stock options and
  warrants............................       1,288
Issuance of common stock in connection
  with the employee stock purchase
  plan and 401k plan..................         214
Issuance of common stock..............         138
Issuance of common stock in connection
  with the acquisition of Real Time
  Geometry Corp.......................      11,242
Tax benefit related to stock
  options.............................       1,072
Translation adjustment................        (108)
Notes receivable from stockholders....      (3,000)
Net loss..............................      (7,650)
                                          --------
Balances at December 31, 1996.........      86,112
Issuance of common stock upon the
  exercise of stock options...........       1,852
Issuance of common stock in connection
  with the employee stock purchase
  plan................................         245
Issuance of common stock in connection
  with the acquisition of Specular
  International, Ltd..................       4,088
Tax benefit related to stock
  options.............................       2,396
Conversion of accrued compensation to
  equity upon exercise of certain
  options.............................         361
Translation adjustment................          23
Interest on notes receivable from
  stockholders........................        (170)
Adjustment to retained earnings as a
  result of business combination (Note
  1)..................................         513
Net loss..............................      (8,178)
                                          --------
Balances at December 31, 1997.........      87,242
Issuance of common stock upon the
  exercise of stock options...........         840
Issuance of common stock in connection
  with the employee stock purchase
  plan................................         404
Issuance of common stock in connection
  with the acquisition of Canoma,
  Inc.................................       1,305
Tax benefit related to stock
  options.............................         376
Conversion of accrued compensation to
  equity upon exercise of certain
  options.............................           8
Translation adjustment................           7
Notes receivable from stockholders....      (1,150)
Interest on notes receivable from
  stockholders........................        (171)
Net loss..............................     (19,831)
                                          --------
Balances at December 31, 1998.........    $ 69,030
                                          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................  $(19,831)   $ (8,178)   $  (7,650)
Adjustment to retained earnings as a result of business
  combination (Notes 1 and 3).............................        --         513           --
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Write-off of acquired in-process technology..........     2,250       5,575       13,623
     Non-cash restructuring costs.........................     2,747          --           --
     Deferred income taxes................................      (760)     (1,446)      (1,381)
     Depreciation and amortization........................     3,956       2,666        1,574
     Provision for losses on receivables and returns......    12,637       5,201        6,467
     Provision for losses on inventory....................       442         860          724
     Accrued interest income..............................      (171)       (170)          --
     Changes in operating assets and liabilities:
       Accounts receivable................................       704     (15,146)     (15,548)
       Inventories........................................       264        (972)        (104)
       Income taxes receivable............................       928       1,474          327
       Prepaid expenses and other assets..................    (1,000)        (30)         (88)
       Accounts payable and accrued expenses..............    (1,409)     (2,830)        (922)
       Royalties payable..................................      (259)        461          (76)
                                                            --------    --------    ---------
          Net cash provided by (used in) operating
            activities....................................       498     (12,022)      (3,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.......................    (2,368)     (3,944)      (3,960)
Purchases of software technology and product rights.......      (744)       (693)        (125)
Purchases of short-term investments.......................   (63,549)    (55,339)    (104,373)
Proceeds from maturities of short-term investments........    73,860      59,678       83,368
Payment in connection with acquisition....................      (750)     (1,233)        (139)
                                                            --------    --------    ---------
          Net cash provided by (used in) investing
            activities....................................     6,449      (1,531)     (25,229)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes receivable from stockholders............    (1,150)         --       (3,000)
Repayment of notes payable to stockholders................        --          --       (1,477)
Repayment of notes payable................................        --        (274)        (417)
Proceeds from exercise of warrants and stock options......       840       1,852          852
                                                            --------    --------    ---------
          Net cash (used in) provided by financing
            activities....................................      (310)      1,578       (4,042)

Effect of exchange rates on cash..........................         7          23         (108)
                                                            --------    --------    ---------

Net increase (decrease) in cash and cash equivalents......     6,644     (11,952)     (32,433)
Cash and cash equivalents at beginning of period..........     9,653      21,605       54,038
                                                            --------    --------    ---------
Cash and cash equivalents at end of period................  $ 16,297    $  9,653    $  21,605
                                                            ========    ========    =========

(Table continued on next page)

                           METACREATIONS CORPORATION

                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            --------    --------    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Cash paid during the year for interest....................  $     --    $     --    $      18
Cash paid during the year for income taxes................       147         294        2,162

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock in connection with acquisition of
  Canoma, Inc.............................................     1,305          --           --
Issuance of common stock and stock options in connection
  with acquisition of Specular International, Ltd.........        --       4,088           --
Issuance of common stock and stock options in connection
  with acquisition of Real Time Geometry Corp.............        --          --       11,849
Net liabilities acquired in connection with acquisition of
  Specular International, Ltd.:
     Accounts receivable, net.............................        --          40           --
     Inventories, net.....................................        --          43           --
     Property and equipment...............................        --          43           --
     Deferred income taxes................................        --         900           --
     Prepaid expenses and other assets....................        --         331           --
     Accounts payable and accrued expenses................        --       1,337           --
     Notes payable........................................        --         274           --
Net liabilities acquired in connection with acquisitions
  of Dive Laboratories, Inc. and Real Time Geometry Corp.:
     Property and equipment...............................        --          --          498
     Prepaid expenses and other assets....................        --          --           33
     Accounts payable and accrued expenses................        --          --          689
     Notes payable to stockholder.........................        --          --        1,477
Tax benefit related to stock options......................       376       2,396        1,072
Conversion of accrued compensation to equity upon exercise
  of certain options and warrants.........................         8         361          524
Issuance of common stock in connection with employee stock
  purchase plan...........................................       404         245          126
Covenant not-to-compete with an officer of the Company....        --          --          600
Issuance of common stock in exchange for software
  technology and product rights...........................        --          --          138

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND ORGANIZATION

     MetaCreations Corporation ("MetaCreations" or the "Company") is focused on developing and marketing 2D and 3D visualization software for graphic artists, and the World Wide Web. The consolidated financial statements include the accounts of MetaCreations and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The Company reports its financial results on a December 31 fiscal year-end basis, whereas Fractal reported its financial results on a March 31 fiscal year-end basis. For the purposes of pooling-of-interests accounting, the balance sheet of the Company as of December 31, 1996 has been combined with that of Fractal as of March 31, 1997. The statements of operations of the Company for the year ended December 31, 1996 has been combined with that of Fractal for the year ended March 31, 1997. Accordingly, Fractal's net loss of $513,000 for the three months ended March 31, 1997 has been reflected as an adjustment to retained earnings. The results of operations of Fractal for such three month period include net revenues of $7,004,000.

     Separate results of operations for the period presented is as follows (in thousands):

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1996
                                                          ------------
Net revenues:
  MetaCreations.........................................    $28,035
  Fractal...............................................     34,901
                                                            -------
                                                            $62,936
                                                            =======
Net income (loss):
  MetaCreations.........................................    $(9,239)
  Fractal...............................................      1,589
                                                            -------
                                                            $(7,650)
                                                            =======

                           METACREATIONS CORPORATION

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     During the year ended December 31, 1998, the Company adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 and SOP 98-4, which supercede SOP 91-1, generally require revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence which is specific to the Company. The Company recognizes product revenues upon shipment to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Revenue allocated to postcontract customer support is recognized ratably over the term of the support. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The impact of adopting SOP 97-2 and SOP 98-4 was not material to the Company's financial position, results of operations or cash flows.

     The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual return history. Such reserves as a percentage of net revenues have varied over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company expects reserves will continue to vary in the future. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. At December 31, 1998 and 1997, the Company had an allowance for potential returns of approximately $1,720,000 and $2,034,000, respectively.

     The Company has entered into agreements whereby it licenses products to original equipment manufacturers ("OEM's") and foreign publishers which provide such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees are recognized as revenue at delivery of the product master to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts are recognized as revenue when such amounts exceed fixed minimum royalties. Revenues under OEM contracts without nonrefundable fixed fees are recognized as earned over the term of the contract.

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

  Inventories

     Inventories consist of finished products and software components, primarily instruction manuals, diskettes, CD ROMs and packaging ready for assembly. The Company periodically evaluates the carrying

                           METACREATIONS CORPORATION
value of its inventories, including a review for potentially excess or obsolete products, and adjusts these as necessary. At December 31, 1998 and 1997, the Company had reserves of approximately $418,000 and $719,000, respectively, for potentially excess or obsolete inventory items. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

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

  Long-Term Assets

     The carrying value of long-term assets, primarily consisting of property and equipment, goodwill, and other intangible assets, is periodically reviewed by management. Impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

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

     Advertising expense, primarily consisting of co-op advertising, catalog advertising, direct mailings, and placements in business and consumer publications, was approximately $11,816,000, $12,060,000, and $10,315,000 for the years ended December 31, 1998, 1997, and 1996 respectively.

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company considers its investment portfolio available-for-sale as defined in Statement of Financial Accounting Standard ("SFAS") No. 115. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. At December 31, 1998 and 1997, net unrealized gains or losses on available-for-sale securities were not significant.

                           METACREATIONS CORPORATION

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

  Royalty Expense

     The Company licenses certain third-party software and code for inclusion in its products. Royalties are payable to developers of the software or code at various rates and amounts, generally based on net unit sales or net revenues. These agreements may include royalty advances against future expected sales, which advances are recorded as prepaid expenses until such royalties are earned. Royalty expense, which is included as a component of cost of revenues, amounted to approximately $1,302,000, $2,563,000, and $2,487,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

  Credit Risk

     The Company sells its retail products domestically through unaffiliated distributors and OEM's, as well as directly to end-users. International sales are generally made through distributors in each of the foreign countries in which the Company markets its products. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Estimated credit losses and returns, if any, have been provided for in the financial statements and have generally been within management's expectations. At December 31, 1998 and 1997, the Company has an allowance for doubtful accounts of approximately $1,005,000 and $1,216,000, respectively.

     At December 31, 1998, and periodically throughout 1996 to December 31, 1998, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

  Foreign Currency Translation

     The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of stockholders' equity. Gains and losses on foreign currency translations for 1998, 1997, and 1996 were insignificant.

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

  Comprehensive Income

     During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income and net income were not material to the Company's financial position, results of operations or cash flows for the years ended December 31, 1998, 1997, and 1996.

  Segment Information and Enterprise-Wide Disclosures

     During the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not have a material impact on the Company's financial position, results of operations or cash flows for the years ended December 31, 1998, 1997, and 1996, but did affect enterprise-wide disclosures for the respective periods (Note 17).

  Reclassifications

     Certain reclassifications have been made to the 1997 consolidated financial statements to conform to the 1998 presentation.

 3. RESTRUCTURING

     On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $4,955,000 was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2,208,000 related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2,747,000, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The Company expects completion of the restructuring plan during the first quarter of 1999.

                           METACREATIONS CORPORATION

     The following table depicts the restructuring activity through December 31, 1998 (in thousands):

                                             TOTAL                      BALANCE AT
                                         RESTRUCTURING    SPENDING/    DECEMBER 31,
                                            CHARGES        CHARGES         1998
                                         -------------    ---------    ------------
Write-down of operating assets.........     $2,747         $2,747          $ --
Severance and benefits.................      1,801          1,684           117
Vacated facilities.....................        116            116            --
Other..................................        291            291            --
                                            ------         ------          ----
                                            $4,955         $4,838          $117
                                            ======         ======          ====

 4. MERGERS AND ACQUISITIONS

  Ray Dream, Inc.

     On May 24, 1996, the Company acquired Ray Dream, Inc. ("Ray Dream"), a California corporation which designed, developed and marketed graphics software application tools emphasizing three-dimensional effects for the personal computer market. As a result of the acquisition, Ray Dream became a wholly-owned subsidiary of Fractal. As consideration for 100% of the outstanding shares of Ray Dream capital stock, the Company issued an aggregate of approximately 2,371,000 shares of common stock and reserved approximately 164,000 shares of common stock for issuance upon the exercise of outstanding options to purchase Ray Dream common stock. The Company also assumed an outstanding warrant, held by a third party software developer, to purchase Ray Dream common stock. This warrant vested during the third quarter of 1996 upon completion of certain development milestones, and was fully exercised, on a net basis, for approximately 134,000 shares of common stock. The acquisition of Ray Dream was accounted for as a pooling-of-interests and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the acquisition to include the financial statements of Ray Dream. Transaction fees of approximately $1,865,000 were recorded during the year ended December 31, 1996.

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

  Real Time Geometry

     On December 31, 1996, the Company completed the acquisition of Real Time Geometry Corp. ("RTG"), a privately held development stage company based in Princeton, New Jersey, that developed real time 3D graphics and visualization technologies. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders and optionholders of RTG received a combination of shares of the Company's common stock and options to purchase shares of the Company's common stock valued at approximately $11,242,000 and $607,000, respectively, at December 31, 1996, the closing date. In addition, the Company assumed the net liabilities of RTG, which totaled $1,411,000 at December 31, 1996. As of December 31, 1996, neither technological feasibility nor commercial viability had been reached with regard to RTG's core technology, comprised of

                           METACREATIONS CORPORATION
advanced geometry-based algorithms to accelerate the display of three-dimensional images. Based upon projected future cash flows, risk-adjusted using a 40% discount rate, RTG's core in-process technology was valued in excess of the amount written-off as acquired in-process technology of $13,260,000, which combined with acquisition costs totaling $1,189,000, resulted in a one time charge to earnings of $14,449,000 for the year ended December 31, 1996.

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

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1996
                                                          ------------
                                                          (UNAUDITED)
Net revenues............................................    $62,936
Net income..............................................      4,739
Net income per common share.............................       0.20

  Specular International, Ltd.

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd. ("Specular"), a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3-D animation and graphic design tools for professionals and pro-sumers. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4,088,000, and $1,000,000 in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1,601,000 at April 15, 1997. The Company charged approximately $6,430,000 against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5,575,000, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. The operating results of Specular have been included in the accompanying consolidated financial statements from the date of acquisition.

  Canoma, Inc.

     On December 31, 1998, the Company completed the acquisition of Canoma, Inc. ("Canoma"), a privately held development-stage software company based in Northern California, that was developing software technology that creates 3-D digital images and content from 2-D digital images for use primarily over the Internet, and in other applications. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Canoma received 300,000 shares of the Company's common stock valued at approximately $1,305,000 at December 31, 1998, the closing date, and cash consideration totaling $1,750,000. As of December 31, 1998, neither technological feasibility nor commercial viability had been reached with regard to Canoma's technology or potential

                           METACREATIONS CORPORATION
products. Based upon projected future cash flows, risk-adjusted using a 33% discount rate, Canoma's in-process technology was valued at approximately $2,250,000, which, including acquisition costs totaling approximately $100,000, resulted in a one time charge to earnings of approximately $2,350,000 for the year ended December 31, 1998. The remaining purchase price of approximately $805,000 was capitalized by the Company as goodwill and will be amortized over 5 years. The operating results of Canoma have been included in the accompanying consolidated financial statements from the date of acquisition.

 5. INVESTMENTS

     The Company considers its investment portfolio available-for-sale as defined in SFAS No. 115. There were no material gross realized or unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1998. The cost of the investment portfolio by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Type of security:
  Corporate debt securities..............................  $32,954    $37,393
  Government agencies....................................    8,978      1,980
  Money market funds.....................................      880        688
  U.S. Treasury securities...............................       --      5,465
                                                           -------    -------
                                                           $42,812    $45,526
                                                           =======    =======
Contractual maturity:
  Due in one year or less................................  $34,125    $43,413
  Due in one to three years..............................    8,687      2,113
                                                           -------    -------
                                                           $42,812    $45,526
                                                           =======    =======
Classification in balance sheet:
  Cash and cash equivalents..............................  $16,297    $ 9,653
  Marketable securities..................................   30,038     40,349
                                                           -------    -------
                                                            46,335     50,002
  Less cash..............................................    3,523      4,476
                                                           -------    -------
                                                           $42,812    $45,526
                                                           =======    =======

 6. INVENTORIES

     Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              1998     1997
                                                              ----    ------
Finished goods..............................................  $434    $1,465
Materials and supplies......................................    92       202
                                                              ----    ------
                                                              $526    $1,667
                                                              ====    ======

                           METACREATIONS CORPORATION

 7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Computer equipment.......................................  $ 7,256    $ 7,687
Office furniture and equipment...........................    3,599      3,633
Leasehold improvements...................................    1,301      1,028
                                                           -------    -------
                                                            12,156     12,348
Less accumulated depreciation and amortization...........   (5,327)    (4,771)
                                                           -------    -------
                                                           $ 6,829    $ 7,577
                                                           =======    =======

 8. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
Accrued compensation.......................................  $2,043    $2,520
Accrued acquisition costs..................................   1,100        --
Covenant-not-to-compete....................................     150       300
Accrued restructuring costs................................     117        --
Accrued advertising........................................      53       688
Other accrued expenses.....................................     737       430
                                                             ------    ------
                                                             $4,200    $3,938
                                                             ======    ======

 9. RELATED PARTY TRANSACTIONS

     A director of the Company rendered services to the Company for which he received $59,000, $47,000, and $44,000, in each of 1998, 1997, and 1996. Another director of the Company rendered services to the Company for which he received $48,000 and $44,000 in each of 1998 and 1997. The Company believes that the terms of the agreements for these services are no less favorable than could be obtained from third-party suppliers.

     During 1996, the Company leased space for development activities at the residence of an officer and director of the Company at a rental rate of $2,500 per month.

     In connection with the acquisition of RTG on December 31, 1996 (Note 4), the Company entered into a noncompetition agreement with one of RTG's founders who is now an executive of the Company. The agreement, which carries a term of four years, provided for payments to the executive in the amount of $300,000 in 1997 and $150,000 in each of 1998 and 1999. In addition, the Company loaned $2,000,000 to the executive. The loan, which accrues interest semi-annually at 5.67% and is payable on December 31, 1999, is collateralized by shares of common stock of the Company owned by the executive. The Company also loaned $1,000,000 to another of RTG's founders who is now an officer of the Company. The loan, which accrues interest semi-annually at 5.67% and is payable on December 31, 2002, is collateralized by certain options to purchase shares of common stock of the Company owned by the officer. The loans are classified as a component of stockholders' equity.

     During 1998, the Company loaned $1,000,000 to an officer and director of the Company. The loan, which is non-interest bearing, is payable on February 20, 2002. The loan is collateralized by a first deed trust on the

                           METACREATIONS CORPORATION
officer's residence. The Company also loaned $150,000 to another officer and director of the Company. The loan, which bears interest semi-annually at 4.47%, is payable on May 18, 2000. The loan is collateralized by certain shares of common stock of the Company owned by the officer as well as options to purchase shares of the common stock of the Company. The loans are classified as a component of stockholders' equity.

10. NOTES PAYABLE TO BANK

     The Company has a credit facility (the "Facility") with its principal lending institution (the "Bank") which provides a Line of Credit (the "Line") under which borrowings can be made based upon eligible accounts receivable (as defined), up to aggregate amount of $3.0 million. The Line accrues interest at the Bank's prevailing prime interest rate (7.75% at December 31, 1998). The Facility also provides for letter of credit and foreign exchange contracts subfacilities up to the $3.0 million credit limit. The Facility expires in March 2000, if not renewed. There were no borrowings against the Line during the years ended December 31, 1998, 1997 and 1996. In addition, there were no outstanding letters of credit or foreign exchange contracts at December 31, 1998.

     The Facility contains certain covenants which provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain measures of liquidity and equity.

11. STOCKHOLDERS' EQUITY

  Warrants

     In June 1995, the Company entered into a Software Development and Purchasing Agreement (the "Agreement") with a software development company (the "Contractor") pursuant to which the Contractor would develop a software product defined in the Agreement. The Company pays a royalty for product purchases at a rate of 14% of net revenues (as defined) subject to adjustments for certain events. The Company paid a total of $400,000 in advances against such product purchases. Royalty payments were offset against the advances at a rate of 50%. At December 31, 1997, advances totaling $147,000 were included in prepaid expenses. No advances were outstanding at December 31, 1998. In addition, The Company granted a warrant with a fair market value of $348,000 to the Contractor to purchase approximately 328,000 shares of common stock at $9.45 per share. The exercise of the warrants was subject to the Contractor meeting certain milestones in the Agreement and provided for reductions in the royalty payments to the Contractor as the warrants were exercised. This warrant was exercised during the year ended December 31, 1996, on a net basis, for approximately 134,000 shares of common stock (see Note 4). Of the total value of these warrants, $185,000 was recognized as research and development expense during the year ended December 31, 1996.

12. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either the purchase date or the offering date, whichever is lower. As of December 31, 1998, approximately 138,000 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 1998, an aggregate of approximately 287,000 shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

  401(k) Plan

     In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 15% of their

                           METACREATIONS CORPORATION
salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $161,000 and $139,000 to the 401(k) Plan during the years ended December 31, 1998 and 1997. No contributions were made during the year ended December 31, 1996.

     In March 1995, the Company adopted a Defined Contribution Plan (the "Fractal 401(k) Plan"). Participation in the Fractal 401(k) Plan was available to substantially all Fractal employees. Employees could contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Effective August 1996, the Company began making matching contributions in the form of common stock. During the year ended December 31, 1996, the Company contributed approximately 7,000 shares of common stock with an aggregate fair market value of $88,000. Upon consummation of the merger, the Fractal 401(k) Plan was merged with and into the 401(k) Plan.

  Stock Option Plans (the "Plans")

     1992 Incentive Stock Option Plan

     The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale or award of restricted common stock to employees and consultants of the Company. As of December 31, 1998, options to purchase an aggregate of 584,000 shares of common stock were outstanding under the 1992 Plan, with vesting provisions ranging up to five years. Options granted under the 1992 Plan are exercisable for a period of ten years. At December 31, 1998, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1992 Plan.

     1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

     The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 1998, options to purchase an aggregate of 344,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 1998, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

     1995 Stock Plan

     The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1998, options to purchase an aggregate of 3,333,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 1998, an aggregate of 156,000 shares of common stock were reserved for future issuance under the 1995 Plan.

     1995 Director Option Plan

     The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over four years and are exercisable for a period of ten years. As of December 31, 1998, 55,000 options were outstanding under the 1995 Director Plan. At December 31, 1998, an aggregate of 95,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

                           METACREATIONS CORPORATION

     1996 Dive Option Plan

     In connection with the acquisition of Dive in August 1996 (Note 4), the Company issued options to purchase an aggregate of 211,000 shares of common stock to the previous stockholders and employees of Dive (the "Dive Plan"). The non-statutory stock options vest over four years and are exercisable for a period of ten years. As of December 31, 1998, 129,000 options were outstanding under the Dive Plan. At December 31, 1998, no shares of common stock were reserved for future issuance under the Dive Plan.

     1996 Nonstatutory Stock Option Plan

     The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1998, options to purchase an aggregate of 2,341,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 1998, an aggregate of 673,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

     Fractal Stock Option Plan

     In connection with the Company's merger with Fractal, which became effective on May 30, 1997, the Company assumed all of the options outstanding under the Ray Dream 1992 Stock Option Plan, the Fractal 1993 Stock Option Plan, the Fractal 1995 Stock Option Plan, the Fractal Director Plan and the Fractal Outside Plan (collectively, the "Fractal Plans"). All such options were converted into options to purchase 0.749 shares of MetaCreations common stock at an exercise price equal to the exercise price of the converted option divided by
0.749. Options granted under the Fractal Plans generally vest over a four year period and are exercisable for a period of ten years. As of December 31, 1998, options to purchase an aggregate of 289,000 shares of common stock were outstanding under the Fractal Plans. At December 31, 1998, no shares of common stock were reserved for future issuance under the Fractal Plans.

                           METACREATIONS CORPORATION

     Options Issued Under Plans

     The following summarizes activity in the Plans for the years ended December 31, 1996, 1997, and 1998 (in thousands, except per share data):

                                                             OPTIONS OUTSTANDING
                                                            ---------------------
                                                OPTIONS                  WEIGHTED
                                               AVAILABLE                 AVERAGE
                                                  FOR       NUMBER OF    EXERCISE
                                                 GRANT       SHARES       PRICE
                                               ---------    ---------    --------
Options outstanding at December 31, 1995.....    1,299        2,980       $3.66

  Shares reserved under new plans............    1,511           --          --
  Reduction in shares reserved under plans...     (187)          --          --
  Granted -- exercise price equal to fair
     value...................................   (1,409)       1,409       16.35
  Granted -- exercise price greater than fair
     value...................................     (854)         854       13.06
  Exercised..................................       --         (428)       1.79
  Canceled...................................      329         (329)      11.30
                                                ------       ------       -----

Options outstanding at December 31, 1996.....      689        4,486        8.83

  Shares reserved under new plans............    2,140           --          --
  Reduction in shares reserved under plans...     (592)          --          --
  Granted -- exercise price equal to fair
     value...................................   (3,258)       3,258        9.77
  Granted -- exercise price greater than fair
     value...................................      (35)          35        7.16
  Exercised..................................       --         (756)       2.45
  Canceled...................................    1,520       (1,520)      14.57
                                                ------       ------       -----

Options outstanding at December 31, 1997.....      464        5,503       $8.66

  Shares reserved under new plans............    2,700           --          --
  Reduction in shares reserved under plans...     (426)          --          --
  Granted -- exercise price equal to fair
     value...................................   (5,412)       5,412        6.07
  Granted -- exercise price greater than fair
     value...................................   (1,577)       1,577        5.09
  Exercised..................................       --         (233)       3.66
  Canceled...................................    5,176       (5,176)       9.38
                                                ------       ------       -----

Options outstanding at December 31, 1998.....      925        7,083       $5.53
                                                ======       ======       =====

     The following summarizes options exercisable at December 31, 1998, 1997, and 1996 (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                      1998     1997     1996
                                                      -----    -----    -----
Options exercisable.................................  1,847    1,642    1,036

                           METACREATIONS CORPORATION

     The following summarizes information about stock options outstanding at December 31, 1998 (in thousands, except per share data and lives):

                                         OUTSTANDING                EXERCISABLE
                                -----------------------------    ------------------
                                                     WEIGHTED              WEIGHTED
                                                     AVERAGE               AVERAGE
                                          AVERAGE    EXERCISE              EXERCISE
     EXERCISE PRICE RANGE       SHARES    LIFE(A)     PRICE      SHARES     PRICE
     --------------------       ------    -------    --------    ------    --------
$0.08 - $ 3.31................    779      6.09       $ 1.21       729      $ 1.07
$3.38 - $ 5.03................    806      7.17         4.03       312        4.23
$5.09 - $ 5.09................  3,752      8.60         5.09       172        5.09
$5.25 - $ 7.94................    976      9.05         6.72       127        7.25
$8.00 - $25.13................    770      7.26        12.09       507       12.10
                                -----      ----       ------     -----      ------
          Total...............  7,083      8.08       $ 5.53     1,847      $ 5.43
                                =====      ====       ======     =====      ======

---------------
        (a) Average contractual life remaining in years.

     The Company accrued compensation expense of $607,000 for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition (Note 4) in December 1996. At December 31, 1998, accrued compensation related to the options totaled $568,000.

     During the year ended December 31, 1995, the Company granted to employees stock options for the purchase of shares of common stock at exercise prices less than the fair market value of the Company's common stock on the grant date. During the year ended December 31, 1996, the Company recognized approximately $190,000 of compensation expense relating to these options.

     Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                     YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                     1998       1997      1996
                                                     -----      ----      ----
Risk-free interest rate............................    5.6%     5.6%      6.0%
Dividend yield.....................................     --       --        --
Volatility factor..................................   1.00      .80       .70
Weighted average expected life in years............    4.3      4.5       4.3

     The following summarizes the weighted average fair value of options granted during the years ended December 31, 1998, 1997, and 1996:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                     1998     1997      1996
                                                     -----    -----    ------
Exercise price equal to fair value.................  $4.46    $6.40    $10.19
Exercise price greater than fair value.............   2.23     4.13      7.71
Exercise price less than fair value................     --       --        --

                           METACREATIONS CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

                                                        AS REPORTED    PRO FORMA
                                                        -----------    ---------
Year Ended December 31, 1998:
  Net loss............................................   $(19,831)     $(21,732)
  Net loss per common share (diluted).................      (0.83)        (0.91)

Year Ended December 31, 1997:
  Net loss............................................   $ (8,178)     $(10,499)
  Net loss per common share (diluted).................      (0.36)        (0.46)

Year Ended December 31, 1996:
  Net loss............................................   $ (7,650)     $ (9,938)
  Net loss per common share (diluted).................      (0.37)        (0.48)

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

13. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1997       1996
                                                 ------    -------    -------
Current:
  Federal......................................  $  190    $ 1,210    $ 2,593
  State........................................       1          2        984
  Foreign......................................     216         24         --
                                                 ------    -------    -------
          Total current........................     407      1,236      3,577
Deferred:
  Federal......................................      67       (712)    (1,233)
  State........................................    (394)      (408)      (128)
  Foreign......................................    (433)      (326)        --
                                                 ------    -------    -------
          Total deferred.......................    (760)    (1,446)    (1,361)
                                                 ------    -------    -------
                                                 $ (353)   $  (210)   $ 2,216
                                                 ======    =======    =======

                           METACREATIONS CORPORATION

     The differences between the Company's effective income tax rate and the United States statutory rate are as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1997       1996
                                                 ------    -------    -------
Federal tax benefit at the statutory rate......   (34.0)%    (35.0)%    (34.0)%
State income taxes, net of Federal income
  tax benefit..................................    (5.1)      (4.3)      (5.3)
Nondeductible acquisition costs................     3.9       42.0       94.3
Other..........................................     7.7       (1.0)      10.6
Change in valuation reserve....................    25.7       (4.2)     (24.8)
                                                 ------    -------    -------
                                                   (1.8)%     (2.5)%     40.8%
                                                 ======    =======    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1997
                                                            -------    ------
Deferred tax assets:
  Balance sheet reserves..................................  $   268    $  747
  Accrued expenses........................................      502       617
  Tax credit carryforwards................................    2,260        --
  Net operating loss carryforwards........................    9,019     4,733
                                                            -------    ------
                                                             12,049     6,097
  Valuation allowance.....................................   (6,102)     (911)
                                                            -------    ------
     Net deferred tax assets..............................    5,947     5,186
Deferred tax liabilities:
  Depreciation and amortization...........................      (34)      (33)
                                                            -------    ------
     Net deferred tax liabilities.........................      (34)      (33)
                                                            -------    ------
     Net deferred taxes...................................  $ 5,913    $5,153
                                                            =======    ======

     The valuation allowance for deferred taxes was increased approximately $5,191,000 during 1998 based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated during 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

     For 1997, the valuation allowance for deferred taxes decreased approximately $353,000, primarily as a result of the recognition of a state deferred tax asset. At December 31, 1997, a valuation allowance was placed against the net operating losses of RTG due to potential limitations on the Company's ability to utilize the loss carryforwards in light of RTG's earnings history and pursuant to the ownership rule changes of the Internal Revenue Code,
Section 382.

                           METACREATIONS CORPORATION

     At December 31, 1998, the Company has net operating loss and tax credit carryforwards of approximately $23,027,000 and $1,565,000, respectively, for federal income tax purposes, which begin expiring in 2011. The Company's Federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular, its merger with Ray Dream, and the net loss incurred by the Company during the year ended December 31, 1998. The Company also has net operating loss and tax credit carryforwards of approximately $10,678,000 and $503,000, respectively, for state income tax purposes, which begin expiring in 2001. The Company's state net operating loss carryforward primarily relates to the net loss incurred by the Company during the year ended December 31, 1998. Additionally, the Company has net operating loss and tax credit carryforwards of approximately $5,667,000 and $192,000, respectively, for foreign income tax purposes, which do not expire. The Company's foreign net operating loss carryforward relates to net losses incurred by the Company's Irish subsidiary during the years ended December 31, 1998 and 1997. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

14. EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1998, 1997, and 1996 (in thousands, except per share amounts):

                                                    LOSS           SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Year Ended December 31, 1998:
  Basic EPS....................................   $(19,831)        23,779         $(0.83)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $(19,831)        23,779         $(0.83)
                                                  ========         ======
Year Ended December 31, 1997:
  Basic EPS....................................   $ (8,178)        22,965         $(0.36)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $ (8,178)        22,965         $(0.36)
                                                  ========         ======
Year Ended December 31, 1996:
  Basic EPS....................................   $ (7,650)        20,590         $(0.37)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $ (7,650)        20,590         $(0.37)
                                                  ========         ======

     The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 7,083,000, 5,503,000, and 4,486,000 shares of common stock were outstanding as of December 31, 1998, 1997, and 1996, respectively, and excluded from the computation.

15. COMMITMENTS

     The Company leases office space in Carpinteria under a lease agreement which expires in September 2008. The lease agreement provides the Company with three options to extend the term of the lease through September 2018, in addition to granting the Company the first right of purchase in the event the lessor decides to sell the related property. The Company also leases office space for its facility in Scotts Valley, California, its research facility in Princeton, New Jersey, its international headquarters in Dublin, Ireland, and its various international sales offices pursuant to non-cancelable lease agreements with terms through 2003. The lease

                           METACREATIONS CORPORATION
agreement for the Scotts Valley facility, which expires in 2003, provides for two options to extend the term of the lease for three years each.

     The Company also leases certain equipment and four vehicles for officers and executives of the Company with lease terms of three years. Rent expense for office space, equipment, and vehicles amounted to approximately $1,552,000, $1,480,000, and $972,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

     Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 1998 are as follows (in thousands):

1999...............................  $ 1,875
2000...............................    1,704
2001...............................    1,647
2002...............................    1,573
2003...............................    1,379
Thereafter.........................    4,250
                                     -------
                                     $12,428
                                     =======

16. CONTINGENCIES

     The Company is engaged in certain legal actions arising in the ordinary course of business. On advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

17. SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

     MetaCreations is focused on developing and marketing 2D and 3D visualization software for graphic artists, and the World Wide Web. The Company is organized into a single reporting segment which is evaluated by management for making operating decisions and assessing performance.

  Product and Services

     Net revenues by product group for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Professional..................................  $33,175    $50,938    $51,124
Consumer......................................    9,668     18,136     11,812
                                                -------    -------    -------
                                                $42,843    $69,074    $62,936
                                                =======    =======    =======

                           METACREATIONS CORPORATION

  Geographic Areas

     Net revenues by geographic location of external customers for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
North America.................................  $30,495    $42,494    $37,377
Japan.........................................    5,877     12,291     12,096
Europe........................................    4,480     12,126     10,689
Rest of World.................................    1,991      2,163      2,774
                                                -------    -------    -------
                                                $42,843    $69,074    $62,936
                                                =======    =======    =======

     Long-lived assets by geographic area where the Company held assets at December 31, 1998 and 1997 are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998      1997
                                                            ------    -------
United States.............................................  $8,472    $ 9,238
Ireland...................................................     286        230
Rest of Europe............................................      71         97
                                                            ------    -------
                                                            $8,829    $ 9,565
                                                            ======    =======

  Major Customers

     Customers whose net revenues represent greater than 10 percent of the Company's consolidated net revenues for the years ended December 31, 1998, 1997, and 1996 are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
Customer A -- domestic........................      8%        17%        20%
Customer B -- international...................     15%        12%         2%

     Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable at December 31, 1998 and 1997 are as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998      1997
                                                            ------    -------
Customer A -- domestic....................................    30%        24%
Customer C -- domestic....................................    13%         5%
Customer D -- international...............................     8%        12%
Customer B -- international...............................     7%        15%

                           METACREATIONS CORPORATION

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1998 and 1997, are as follows (in thousands, except per share amounts):

                                                          QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
Fiscal year 1998:
  Net revenues.......................  $14,423     $  8,015      $ 9,053         $11,352
  Gross profit.......................   12,092        6,453        7,509           9,782
  Net loss...........................     (823)     (12,393)      (2,952)         (3,663)
  Net loss per share (diluted).......    (0.03)       (0.52)       (0.12)          (0.15)

Fiscal year 1997:
  Net revenues.......................  $13,252     $ 18,749      $21,008         $16,065
  Gross profit.......................   10,584       15,186       17,985          13,460
  Net income (loss)..................     (432)     (12,354)       3,605           1,003
  Net income (loss) per share
     (diluted).......................    (0.02)       (0.54)        0.15            0.04

     The net loss incurred for the quarter ended June 30, 1998 included costs associated with the restructuring of the Company (Note 3). The net loss incurred for the quarter ended December 31, 1998 included costs associated with the acquisition of Canoma (Note 4), including the related write-off of acquired in-process technology.

     The net loss incurred for the quarter ended June 30, 1997 resulted from cost associated with the merger with Fractal (Note 1) and the acquisition of Specular (Note 4), including the related write-off of acquired in-process technology.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
MetaCreations Corporation

     Our report on the consolidated financial statements of MetaCreations Corporation and its subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have audited the related financial statement schedule at December 31, 1998, 1997 and 1996 and for each of the three years in the period ended December 31, 1998, as listed on the index on page 29 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Woodland Hills, California
January 28, 1999

                           METACREATIONS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                             BALANCE AT                                          BALANCE AT
                                             BEGINNING    CHARGED TO     OTHER      COSTS AND      END OF
                DESCRIPTION                  OF PERIOD     EXPENSE     ADDITIONS    DEDUCTIONS     PERIOD
                -----------                  ----------   ----------   ---------    ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year Ended December 31, 1998.............    $1,216      $   765       $316(1)     $ 1,292       $1,005
  Year Ended December 31, 1997.............       936          630          6(2)         356        1,216
  Year Ended December 31, 1996.............       745          597         --            406          936
ALLOWANCE FOR RETURNS:
  Year Ended December 31, 1998.............    $2,034      $11,872       $572(1)     $12,758       $1,720
  Year Ended December 31, 1997.............     3,618        4,571        113(2)       6,268        2,034
  Year Ended December 31, 1996.............     3,060        5,870         --          5,312        3,618
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  Year Ended December 31, 1998.............    $  719      $   442       $435(1)     $ 1,178       $  418
  Year Ended December 31, 1997.............       631          860         96(2)         868          719
  Year Ended December 31, 1996.............       871          724         --            964          631
VALUATION ALLOWANCE FOR DEFERRED TAX
  ASSETS:
  Year Ended December 31, 1998.............    $  911      $ 5,191       $ --        $    --       $6,102
  Year Ended December 31, 1997.............     1,264           --         --            353          911
  Year Ended December 31, 1996.............     2,612           --         --          1,348        1,264

---------------
(1) Reserves established in connection with the restructuring on June 30, 1998.

(2) Reserves obtained in connection with the acquisition of Specular International, Ltd. on April 15, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report since the Company plans to file with the Securities and Exchange Commission the definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this item is incorporated by reference to the section in the Company's Proxy Statement entitled "Election of Directors."

     The information concerning the Company's executive officers required by this item is incorporated by reference herein to Part I, Item 4, entitled "Executive Officers of the Registrant," on page 16 of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 29 of this Report.

     2. Exhibits.

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
         2.1       Form of Agreement and Plan of Merger by and between the
                   Registrant and MetaTools, Inc., a California corporation(1)
         2.2       Stock Purchase Agreement between the Registrant and Real
                   Time Geometry Corp. dated December 23, 1996 (the exhibits
                   listed therein have been omitted and filed separately as
                   Exhibits 10.22, 10.23, 10.24, and 10.26)(5)
         2.3       Agreement and Plan of Reorganization, dated as of February
                   11, 1997, among MetaTools, Inc., a Delaware corporation,
                   Fractal Design Corporation, a Delaware corporation, and Rook
                   Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools(8)
         2.4       Agreement and Plan of Merger among Fractal Design
                   Corporation, a California corporation, and Rook Acquisition
                   Corp., a Delaware corporation, dated as of May 29, 1997(9)
         3.4       Restated Certificate of Incorporation of Registrant(3)
         3.5       Certificate of Amendment of Restated Certificate of
                   Incorporation of Registrant(9)
         3.6       Bylaws of Registrant, as amended on July 24, 1998(12)
         4.1       Specimen of Common Stock Certificate of Registrant(9)
        10.1       Indemnification Agreement for Executive Officers and
                   Directors(1)
        10.2       Investors' Rights Agreement, as amended(1)
        10.3       1992 Incentive Stock Plan(1)
        10.4       1994 Incentive Stock Option, Non-Qualified Stock Option and
                   Restricted Stock Purchase Plan(1)
        10.5       1995 Stock Plan, as amended on May 6, 1998(12)
        10.6       1995 Employee Stock Purchase Plan, as amended on May 6,
                   1998(11)
        10.7       1995 Director Option Plan(2)
        10.8       Employment Agreement between the Registrant and John J.
                   Wilczak dated April 15, 1992, as amended(1)
        10.9       Employment Agreement between the Registrant and Kai Krause dated January 26, 1994(1)
        10.10      Employment Agreement between the Registrant and Terance A.
                   Kinninger dated September 27, 1995(1)
        10.15      Loan and Security Agreement between the Registrant and
                   Silicon Valley Bank dated September 25, 1994, as amended on
                   December 6, 1996 and March 12, 1998(1)(3)(10)
        10.16 *    Distribution Agreement between the Registrant and Ingram
                   Micro Inc. dated October 19, 1992, as amended on November
                   10, 1997(1)(10)
        10.19      Form of Employee Invention, Copyright, and Secrecy
                   Agreement(1)

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
        10.20      Employment Agreement between the Registrant and Fred Brown dated November 13, 1995(1)
        10.21 *    International Software Distribution Agreement between the
                   Registrant and Marubeni Corporation dated as of August 1,
                   1997(10)
        10.22 *    Turnkey/Inventory Agreement between the Registrant and Modus
                   Media International, Inc. dated as of June 1, 1997(10)
        10.23      Employment Agreement between the Registrant and Robert Rice dated December 31, 1996(5)
        10.24      Noncompetition Agreement between the Registrant and
                   Alexander Migdal dated December 31, 1996(5)
        10.25      Amended and Restated Investors' Rights Agreement(5)
        10.26      Employment Agreement between the Registrant and Alexander
                   Migdal dated December 31, 1996(5)
        10.27      1996 Dive Option Plan(6)
        10.28      1996 Nonstatutory Stock Option Plan(10)
        10.29 *    Software Licensing Agreement between the Registrant and
                   Prisma Express Distributionsgesellschaft GmbH dated as of
                   December 30, 1996(7)
        10.30      Letter Agreement between the Registrant and Mark Zimmer
                   dated February 11, 1997(10)
        10.31 *    Software Licensing Agreement between the Registrant and
                   Prisma Express Distributionsgesellschaft GmbH dated as of
                   September 10, 1997(10)
        10.32      Severance Agreement between the Registrant and Terance A.
                   Kinninger dated October 31, 1997(10)
        10.33      Severance Agreement between the Registrant and Fred Brown
                   dated October 31, 1997(10)
        10.34      Lease Agreement between the Registrant and Bluffs Group III dated December 8, 1998(10)
        10.35      Second Lease Agreement between the Registrant and Bluffs
                   Group III dated December 8, 1998(10)
        10.36      Lease Agreement between the Registrant and HKH Partners
                   dated December 8, 1998(10)
        10.37      Consulting and Release Agreement between the Registrant and
                   John J. Wilczak dated February 20, 1998(10)
        10.38      Employment Agreement between the Registrant and Gary L.
                   Lauer dated February 20, 1998(10)
        10.39      Amendment to Employment Agreement between the Registrant and
                   Gary L. Lauer dated July 16, 1998(12)
        10.40      Employment Agreement between the Registrant and John Leddy dated August 24, 1998
        10.41      Offer Letter between the Registrant and John E. Dearborn
                   dated December 11, 1998
        21.1       Listing of Registrant's Subsidiaries
        23.1       Consent of PricewaterhouseCoopers LLP, Independent
                   Accountants
        24.1       Power of Attorney (included on the signature pages of this
                   Annual Report on Form 10-K)

        EXHIBIT
        NUMBER                            EXHIBIT TITLE
        -------                           -------------
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

 (8) Incorporated by reference to the Company's Registration Statement on Form S-4, filed April 28, 1997 (File No. 333-25939).

 (9) Incorporated by reference to the Company's Form 8-K, filed June 13, 1997.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1998.

(12) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1998.

(b) Reports on Form 8-K

     No reports have been filed with the Securities and Exchange Commission during the fourth quarter ended December 31, 1998.

(c) Exhibits

     See Item 14(a)(2) above.

(d) Financial Statement Schedules

     See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 31st day of March 1999.

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

                SIGNATURE                                     TITLE                         DATE
                ---------                                     -----                         ----

            /s/ GARY L. LAUER                     Director, President and Chief        March 26, 1999
------------------------------------------        Executive Officer (Principal
              Gary L. Lauer                            Executive Officer)

         /s/ TERANCE A. KINNINGER              Vice President and Chief Financial      March 26, 1999
------------------------------------------      Officer (Principal Financial and
           Terance A. Kinninger                        Accounting Officer)

              /s/ KAI KRAUSE                    Director and Chief Design Officer      March 26, 1999
------------------------------------------
                Kai Krause

             /s/ MARK ZIMMER                  Director and Chief Technology Officer    March 26, 1999
------------------------------------------
               Mark Zimmer

         /s/ SAMUEL H. JONES, JR.                           Director                   March 26, 1999
------------------------------------------
           Samuel H. Jones, Jr.

              /s/ BERT KOLDE                                Director                   March 26, 1999
------------------------------------------
                Bert Kolde

         /s/ WILLIAM H. LANE III                            Director                   March 26, 1999
------------------------------------------
           William H. Lane III

           /s/ HOWARD L. MORGAN                             Director                   March 26, 1999
------------------------------------------
             Howard L. Morgan