Form 10-Q
period 1999-03-31
METACREATIONS CORP
filed 1999-05-17
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended March 31, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 12, 1999, there were outstanding 24,434,666 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

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

                Consolidated Balance Sheets - March 31, 1999 and
                   December 31, 1998
                Consolidated Statements of Operations - Three months
                   ended March 31, 1999 and 1998
                Consolidated Statements of Cash Flows - Three months
                   ended March 31, 1999 and 1998
                Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................        9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...........................       24

SIGNATURES   ...........................................................       25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         MARCH 31,              DECEMBER 31,
                                                                           1999                    1998
                                                                         ---------               ---------
                                                                        (Unaudited)               (Audited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $   3,858               $  16,297
  Short-term investments                                                    39,925                  30,038
  Accounts receivable, net                                                  14,357                  12,375
  Inventories                                                                  527                     526
  Income taxes receivable                                                      254                     220
  Deferred income taxes                                                      5,913                   5,913
  Prepaid expenses                                                           3,354                   3,767
                                                                         ---------               ---------
      Total current assets                                                  68,188                  69,136

Property and equipment, net                                                  6,311                   6,829
Other assets                                                                 1,699                   2,000
                                                                         ---------               ---------
      Total assets                                                       $  76,198               $  77,965
                                                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   3,746               $   3,777
  Accrued expenses                                                           3,485                   4,200
  Royalties payable                                                            534                     958
                                                                         ---------               ---------
      Total current liabilities                                              7,765                   8,935

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares
    authorized - no shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively                          --                      --
  Common stock, $.001 par value; 75,000 shares authorized -
    24,419 and 24,243 shares issued and outstanding at
    March 31, 1999 and December 31, 1998, respectively                          24                      24
  Paid-in capital                                                          113,308                 112,829
  Notes receivable from stockholders                                        (4,471)                 (4,491)
  Cumulative translation adjustment                                           (132)                   (128)
  Accumulated deficit                                                      (40,296)                (39,204)
                                                                         =========               =========
      Total stockholders' equity                                            68,433                  69,030
                                                                         ---------               ---------
      Total liabilities and stockholders' equity                         $  76,198               $  77,965
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

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                        -------------------------------
                                                                          1999                   1998
                                                                        --------               --------
Net revenues .............................................              $ 12,068               $ 14,423
Cost of revenues .........................................                 1,647                  2,331
                                                                        --------               --------
Gross profit .............................................                10,421                 12,092

Operating expenses:
  Sales and marketing ....................................                 6,449                  7,915
  Research and development ...............................                 3,888                  4,219
  General and administrative .............................                 1,733                  1,848
                                                                        --------               --------
Total operating expenses .................................                12,070                 13,982
                                                                        --------               --------
Loss from operations .....................................                (1,649)                (1,890)
Interest and investment income, net ......................                   557                    714
                                                                        --------               --------
Loss before benefit for income taxes .....................                (1,092)                (1,176)
Benefit for income taxes .................................                    --                   (353)
                                                                        --------               --------
Net loss .................................................              $ (1,092)              $   (823)
                                                                        ========               ========
Net loss per common share - basic and diluted ............              $  (0.04)              $  (0.03)
                                                                        ========               ========
Weighted average number of shares outstanding - basic and
  diluted ................................................                24,325                 23,620
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

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                   --------               --------
Cash flows from operating activities:
  Net loss ..........................................              $ (1,092)              $   (823)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization .................                   988                    973
      Provision for losses on receivables and product
        returns .....................................                 2,847                  2,740
      Provision for losses on inventory .............                   210                    239
      Accrued interest income .......................                   (44)                   (42)
      Changes in operating assets and liabilities:
        Accounts receivable .........................                (4,829)                 2,636
        Inventories .................................                  (211)                   (17)
        Income taxes receivable .....................                   (34)                  (185)
        Prepaid expenses and other assets ...........                   544                 (1,220)
        Accounts payable and accrued expenses .......                  (452)                (1,224)
        Royalties payable ...........................                  (424)                  (185)
                                                                   --------               --------
         Net cash (used in) provided by operating
           activities ...............................                (2,497)                 2,892

Cash flows from investing activities:
  Purchases of short-term investments ...............               (17,708)               (14,427)
  Proceeds from sales and maturities of short-term
    investments .....................................                 7,821                 18,769
  Purchases of property and equipment ...............                  (216)                (1,245)
  Purchases of software technology and product rights                   (84)                  (175)
                                                                   --------               --------
         Net cash (used in) provided by investing
           activities ...............................               (10,187)                 2,922

Cash flows from financing activities:
  Decrease in notes receivable from officers ........                    64                     --
  Proceeds from exercise of stock options ...........                   185                      9
                                                                   --------               --------
        Net cash provided by financing activities ...                   249                      9

Effect of exchange rates changes on cash ............                    (4)                     1
                                                                   --------               --------

Net (decrease) increase in cash and cash equivalents                (12,439)                 5,824
Cash and cash equivalents at beginning of period ....                16,297                  9,653
                                                                   --------               --------
Cash and cash equivalents at end of period ..........              $  3,858               $ 15,477
                                                                   ========               ========



       The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MetaCreations Corporation and its wholly-owned subsidiaries (collectively "MetaCreations" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998, as filed on Form 10-K.

2.  RESTRUCTURING

On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $4,955,000 was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2,208,000 related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2,747,000, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The Company completed the restructuring plan during the first quarter of 1999.

The following table depicts the restructuring activity through March 31, 1999 (in thousands):

                                            TOTAL                                  BALANCE AT
                                         RESTRUCTURING         SPENDING /           MARCH 31,
                                           CHARGES              CHARGES               1999
                                            ------              ------              ---------
Write-down of operating assets              $2,747              $2,747              $        --
Severance and benefits .......               1,801               1,801                       --
Vacated facilities ...........                 116                 116                       --
Other ........................                 291                 291                       --
                                            ------              ------              -----------
                                            $4,955              $4,955              $        --
                                            ======              ======              ===========

3.  INVENTORIES

Inventories consist of the following (in thousands):

                                  MARCH 31         DECEMBER 31,
                                    1999              1998
                                    ----              ----
Finished goods .......              $370              $434
Materials and supplies               157                92
                                    ----              ----
                                    $527              $526
                                    ====              ====

4.  INCOME TAXES

The Company did not record a benefit for income taxes for the three months ended March 31, 1999 based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated during 1999 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the three months ended March 31, 1998 is based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

                            METACREATIONS CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 1999 and 1998, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                  LOSS                 SHARES           PER-SHARE
                                              (NUMERATOR)           (DENOMINATOR)         AMOUNT
                                              -----------           -------------         ------
Three Months Ended March 31, 1999:
  Basic EPS ......................              $(1,092)               24,325              $(.04)
  Effect of dilutive securities ..                   --                    --
                                                -------                ------
  Diluted EPS ....................              $(1,092)               24,325              $(.04)
                                                -------                ------

Three Months Ended March 31, 1998:
  Basic EPS ......................              $  (823)               23,620              $(.03)
  Effect of dilutive securities ..                   --                    --
                                                -------                ------
  Diluted EPS ....................              $  (823)               23,620              $(.03)
                                                =======                ======


The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 7,094,000 and 6,749,000 shares of common stock were outstanding as of March 31, 1999 and 1998, respectively, and excluded from the computation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998, as filed on Form 10-K.

OVERVIEW

MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996.

Net revenues totaled $12.1 million for the three months ended March 31, 1999, representing a 16% decrease compared to the three months ended March 31, 1998, as a result of lower than expected demand in the retail channels and lower OEM revenues compared to the three months ended March 31, 1998. However, compared to the three months ended December 31, 1998, net revenues increased $716,000, or 6%. This sequential growth in revenues was substantially achieved through the Company's introduction of two new products, Headline Studio and Office Advantage, as well as a new version of an existing product, Bryce 4.

The Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products and technologies: Bryce, Infini-D, Kai's Photo Soap, Kai's Super GOO, Kai's Power Tools, MetaFlash, MetaStream, Painter, Poser, and Ray Dream Studio, in addition to the Company's two new products, Headline Studio and Office Advantage. In this regard, revenue from the sale of these products and licensing of the technologies represented a substantial majority of net revenues during the three months ended March 31, 1999. The Company also has a number of new product development efforts under way, and a significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

In 1998, MetaCreations introduced its Creative Web strategy designed to leverage the Company's 2D and 3D technologies for use on the Internet through both new and existing products. The Company's future revenues will also be dependent upon the Company's ability to successfully develop and market new products based on this strategy.

The Company develops substantially all of its products either internally, through acquisitions, or occasionally through co-development arrangements with third parties. There can be no assurance that the Company will be able to continue to supplement its product development efforts in the future through acquisitions or co-development relationships.

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

Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness of its products. Historically, these activities have resulted in significant increases in all expense categories. The Company's recent product development efforts to focus on the Creative Web strategy has resulted in increased research and development expenditures subsequent to the Company's restructuring in the third quarter of 1998. Such higher expense levels combined with costs associated with periodic mergers and acquisitions, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues have contributed to the Company's recent annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience losses and volatility of net revenues and operating results in future periods.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                  1999                 1998
                                                 -----                 ----
Net revenues ......................              100.0 %              100.0 %
Cost of revenues ..................               13.6                 16.2
                                                 -----                 ----
  Gross margin ....................               86.4                 83.8

Operating expenses:
  Sales and marketing .............               53.4                 54.9
  Research and development ........               32.2                 29.2
  General and administrative ......               14.4                 12.8
                                                 -----                 ----
Total operating expenses ..........              100.0                 96.9
                                                 -----                 ----

Loss from operations ..............              (13.6)               (13.1)
Interest and investment income, net                4.6                  5.0
                                                 -----                 ----

Net loss before benefit for income                (9.0)                (8.1)
taxes
Benefit for income taxes ..........                 --                 (2.4)
                                                 -----                 ----

Net loss ..........................               (9.0)%               (5.7)%
                                                 ======                 ====

Net Revenues

Net revenues totaled $12.1 million for the three months ended March 31, 1999, a decrease of 16% over net revenues of $14.4 million for the three months ended March 31, 1998. Net revenues decreased as a result of lower demand in the retail channels and lower OEM revenues compared to the three months ended March 31, 1998. International sales accounted for $3.2 million, or 26% of net revenues, for the three months ended March 31, 1999, compared to $4.7 million, or 33% of net revenues, for the three months ended March 31, 1998. The decrease in international sales was attributed to reduced revenues from Japan resulting from the economic weakness in Japan, and the Asia Pacific region in general.

The Company recognizes revenue from the sale of its products in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2." SOP 97-2 and SOP 98-4 generally require revenue earned on software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) to be allocated to each element based on the relative fair value of the elements. The fair value of an element must be based on evidence which is specific to the Company. The Company recognizes product revenues upon shipment to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Revenue allocated to postcontract customer support is recognized ratably over the term of the support. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $1.6 million, or 14% of net revenues, for the three months ended March 31, 1999, compared to $2.3 million, or 16% of net revenues, for the three months ended March 31, 1998. The decrease in cost of revenues resulted from the changing mix of product sales towards products with lower royalties, as well as efficiencies achieved in the cost of goods and management costs. Royalties represented 1% of net revenues for the three months ended March 31, 1999, down from 3% of net revenues for the three months ended March 31, 1998.

The Company expects that cost of revenues will increase in the future commensurate with any increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $6.4 million, or 53% of net revenues, for the three months ended March 31, 1999, compared to $7.9 million, or 55% of net revenues, for the three months ended March 31, 1998. The decrease in sales and marketing expenses primarily resulted from the restructuring programs implemented during the third quarter of 1998, which included reductions in sales and marketing personnel and promotional activities.

The Company anticipates that sales and marketing expenses will increase in future periods as the Company's product offerings expand, although they may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $3.9 million for the three months ended March 31, 1999, compared to $4.2 million for the three months ended March 31, 1998. The decrease in research and development expenses was attributed to decreased headcount at March 31, 1999 compared to March 31, 1998. As a percentage of net revenues, research and development expenses increased from 29% for the three months ended March 31, 1998 to 32% for the three months ended March 31, 1999.

The Company expects research and development expenses will increase in future periods, but may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance and bad debt expenses. General and administrative expenses totaled $1.7 million for the three months ended March 31, 1999, compared to $1.8 million for the three months ended March 31, 1998. The decrease in general and administrative expenses primarily resulted from the restructuring programs implemented during the third quarter of 1998, which included reductions in general and administrative personnel. As a percentage of net revenues, general and administrative expenses increased from 13% for the three months ended March 31, 1998 to 14% for the three months ended March 31, 1999.

The Company expects that its general and administrative expenses will increase in the future as the Company expands its staffing to support expanded operations, but may vary as a percentage of net revenues.

Benefit for Income Taxes

The Company did not record a benefit for income taxes for the three months ended March 31, 1999 based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated during 1999 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the three months ended March 31, 1998 is based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

Net Loss

Net loss was $1.1 million, or $0.04 per share, for the three months ended March 31, 1999, compared to a net loss of $823,000, or $0.03 per share, for the three months ended March 31, 1998.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

Shares of MetaCreations' Common Stock are speculative in nature and involve a high degree of risk. The following risk factors should be considered carefully. The risks described below are not the only ones facing MetaCreations. Many factors could cause our results to be different, including the following risk factors and other risks described in this document, as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998, as filed on Form 10-K. If any of the following risks occur, our business would likely be adversely affected and the trading price of our Common Stock could decline. This could result in a loss of all or part of your investment.

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

The Company has had operating losses the last five quarters. We have recently restructured and have focused on reducing our operating expenses to levels more consistent with expected revenues. We cannot guarantee that such reductions in operating expenses will be enough to restore our profitability.

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

In addition, the stock market has experienced extreme price and volume fluctuations in recent months. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly those focused on internet software solutions. These broad market and industry fluctuations may continue to adversely affect the market price of our common stock. As a result, the market price of our common stock may continue to fluctuate.

Risks Associated With Product Transitions and Product Returns

We may announce new products, product versions or technologies that may replace or shorten the life cycles of our existing products. Our competitors may also make similar announcements about their products which may replace or shorten the life cycles of our products.

Although we provide allowances for anticipated returns, actual product returns may exceed these allowances. Periodically, we may increase our reserves for returns because of decreased demand and/or lower than expected revenues in our domestic or international retail channels. This would adversely affect our business.

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

Need to Expand International Operations

We sell a large percentage of our products outside of the United States. International sales accounted for approximately 26% and 33% of net revenues for the three months ended March 31, 1999 and 1998, respectively. The decrease in international sales resulted primarily from the economic weakness in Japan, and the Asia Pacific in general.

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

A significant portion of our net revenues stem from the Asia Pacific region, primarily Japan. Japan has recently experienced weaknesses in their currency, banking and equity markets. We cannot guarantee that the financial condition in Japan and in the Asia Pacific region will improve in the near future. If the current financial crisis in the Asia Pacific region continues or worsens, our business will be adversely affected. For example, during 1998 and the first quarter of 1999, our net revenues from Japan and the Asia Pacific region decreased as a result of depressed demand for our products due to the current Asian financial crisis.

Highly Competitive Graphics Software Markets

We face intense competition in the market for graphics software products. Our competitors include Adobe Systems, Incorporated; Autodesk, Inc.; Corel Corporation; Macromedia, Inc.; and Microsoft Corporation. The market for our products can change rapidly, and customers constantly demand new product features, accelerated releases of new products, product enhancements and lower price points.

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

Our present or future competitors may be able to develop products comparable or superior to ours or may be able to develop new products faster than we can. We also face competition from developers of personal computer operating systems, such as Microsoft and Apple Computer. These companies may incorporate functions into their operating systems which could be superior to or incompatible with our products. Such competition would also adversely affect our business.

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

During February 1998, our previous Chief Executive Officer, John Wilczak, resigned. Gary Lauer, who had most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations, succeeded Mr. Wilczak as our Chief Executive Officer. In addition, in connection with our recent restructuring, our Senior Vice President, Sales and Marketing; Vice President, Marketing; Vice President, Product Management and Design; and Vice President, Corporate Communications left our Company. In the later half of 1998, we hired a Senior Vice President, Marketing; a Senior Vice President, Product Development; and a Vice President, European Sales and Marketing. In April 1999, we hired a Senior Vice President, Worldwide Sales, and our Chief Design Officer left the Company. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

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

Project

We have identified potential Year 2000 risks in five categories:

        1) Internal business software and systems;
        2) Systems other than information technology systems ("Non-IT systems");
        3) Software products we sell to customers;
        4) Third party distributors of our products; and
        5) Third party suppliers of products and services to us.

Our Year 2000 project includes the following phases for the first three categories above:

        1) Inventorying Year 2000 items;
        2) Assessing Year 2000 compliance for items determined to be material;
        3) Assigning priorities to identified items;
        4) Implementing remediation plans for items determined to be material and not Year 2000 compliant;
        5) Re-testing items for which corrections have been implemented; and
        6) Developing contingency plans.

With respect to the our third-party distributors and suppliers, our Year 2000 project consists of the following phases:

        1) Contacting distributors and suppliers for information concerning their Year 2000 readiness;
        2) Prioritizing distributors and suppliers as to relative importance;
        3) Validating distributor and supplier responses regarding Year 2000 compliance; and
        4) Developing contingency plans in the event one or more distributors or suppliers fails to achieve Year 2000 compliance.

Assessment

Internal business software and systems consist primarily of our business information system which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, we have completed the first three phases of the Year 2000 project related to our business systems, and have substantially completed the fourth phase. We currently expect completion of the remediation and re-testing phases of our business systems, in addition to the development of applicable contingency plans, by July 31, 1999. We presently believe that with the implementation of our new information system and modification to existing software, Year 2000 compliance will not adversely affect our business. However, there can be no assurance that our internal business software and systems will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. If our business systems are not compliant, we could experience interruptions to our development programs and general business operations.

We have been advised by our suppliers of non-IT systems, which primarily consist of environmental systems such as fire suppression, air conditioning and heating, and security systems at various buildings we occupy, that either such systems are currently Year 2000 compliant.

The computer graphics software products that we sell to customers are not date-sensitive. As a result, we believe that the current versions of our products are Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 that may result in costs which adversely affect our business.

We contract with third parties for the manufacture and distribution of our products. As a result, we have initiated communications with our key suppliers and distributors and plan to monitor the status of their Year 2000 readiness. We have completed the first three phases of our Year 2000 project related to our key distributors. We have also reviewed the Year 2000 project plan implemented by our key supplier and have held quarterly meetings with them since the middle of 1998 in order to monitor their progress. Based on these meetings, we expect completion of their Year 2000 remediation and testing phases, by June 30, 1999. If any of our principal suppliers and distributors fail to demonstrate Year 2000 readiness, then we will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing our risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. We expect the development of contingency plans, if necessary, to be completed by September 30, 1999. Should any of our key suppliers or distributors not achieve Year 2000 readiness, we may be unable to effectively manufacture our products or distribute our products to our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions and mergers and to working capital requirements. Cash and investments totaled $43.8 million at March 31, 1999, down from $46.3 million at December 31, 1998. Net cash used in operating activities of the Company totaled $2.5 million for the three months ended March 31, 1999, compared to net cash provided by operating activities of $2.9 million for the three months ended March 31, 1998. The increase in cash used in operating activities is primarily attributed to the increase in accounts receivable over the respective period. Net cash used in investing activities totaled $10.2 million for the three months ended March 31, 1999, compared to net cash provided by investing activities of $2.9 million for the three months ended March 31, 1998. The change resulted primarily from net purchases of short-term investments during the three months ended March 31, 1999, compared to net sales and maturities of short-term investments during the three months ended March 31, 1998. Net cash provided by financing activities totaled $249,000 and $9,000 for the three months ended March 31, 1999 and 1998, respectively, resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods, in addition to the decrease in notes receivable from officers during the three months ended March 31, 1999.

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

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
      Number                                Exhibit Title
      ------                                -------------
      10.42      Offer Letter between the Registrant and John Racioppi dated March
                 20, 1999
      27.1       Financial Data Schedule

(b) Reports on Form 8-K

    On April 21, 1999, the Company filed a report on Form 8-K containing the Company's press release announcing that John Racioppi had been hired as Senior Vice President, Worldwide Sales, and that Kai Krause, the Company's Chief Design Officer, would be leaving the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               METACREATIONS CORPORATION
                                               (Registrant)



 Date:  May 14, 1999                           /s/ TERANCE A. KINNINGER
                                               -------------------------
                                               Terance A. Kinninger
                                               Sr. Vice President and
                                                Chief Financial Officer