Form 10-Q
period 1999-06-30
METACREATIONS CORP
filed 1999-08-16
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1999 or

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

As of August 9, 1999, there were outstanding 24,639,251 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                                                  Page
                                                                                                  ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements................................................................   3

                Consolidated Balance Sheets - June 30, 1999 and
                    December 31, 1998
                Consolidated Statements of Operations - Three and
                    six month periods ended June 30, 1999 and 1998
                Consolidated Statements of Cash Flows - Six month
                    periods ended June 30, 1999 and 1998
                Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
                of Operations...................................................................   9

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.................................  25

Item 6.     Exhibits and Reports on Form 8-K....................................................  25

SIGNATURES  ....................................................................................  27

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                           JUNE 30,          DECEMBER 31,
                                                                                             1999                1998
                                                                                         --------------------------------
                                                                                           (Unaudited)        (Audited)
ASSETS
Current assets:
   Cash and cash equivalents ......................................................      $      5,276        $     16,297
   Short-term investments .........................................................            34,927              30,038
   Accounts receivable, net .......................................................            16,639              12,375
   Inventories ....................................................................               389                 526
   Income taxes receivable ........................................................               250                 220
   Deferred income taxes ..........................................................             5,913               5,913
   Prepaid expenses and other current assets ......................................             4,735               3,767
                                                                                         --------------------------------
        Total current assets ......................................................            68,129              69,136

Property and equipment, net .......................................................             6,061               6,829
Other assets ......................................................................             3,142               2,000
                                                                                         ================================
        Total assets ..............................................................      $     77,332        $     77,965
                                                                                         ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................      $      4,177        $      3,777
   Accrued expenses ...............................................................             2,969               4,200
   Royalties payable ..............................................................               967                 958
                                                                                         --------------------------------
        Total current liabilities .................................................             8,113               8,935

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares authorized - no shares issued
      and outstanding at June 30, 1999 and December 31, 1998, respectively ........                --                  --
   Common stock, $.001 par value; 75,000 shares authorized - 24,596 and 24,243 shares issued and outstanding at June 30, 1999 and December 31, 1998,
      respectively ................................................................                24                  24
   Paid-in capital ................................................................           114,044             112,829
   Notes receivable from stockholders .............................................            (4,557)             (4,491)
   Cumulative translation adjustment ..............................................              (135)               (128)
   Accumulated deficit ............................................................           (40,157)            (39,204)
                                                                                         --------------------------------
        Total stockholders' equity ................................................            69,219              69,030
                                                                                         --------------------------------
        Total liabilities and stockholders' equity ................................      $     77,332        $     77,965
                                                                                         ================================


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                  JUNE 30,                               JUNE 30,
                                                        -----------------------------         -----------------------------
                                                           1999               1998               1999               1998
                                                        -----------------------------         -----------------------------
Net revenues .....................................      $   14,380         $    8,015         $   26,448         $   22,438
Cost of revenues .................................           1,746              1,562              3,393              3,893
                                                        -----------------------------         -----------------------------
   Gross profit ..................................          12,634              6,453             23,055             18,545

Operating expenses:
   Sales and marketing ...........................           6,941              8,537             13,390             16,452
   Research and development ......................           4,162              4,430              8,050              8,649
   General and administrative ....................           1,840              1,596              3,573              3,444
   Costs associated with restructuring ...........              --              4,955                 --              4,955
                                                        -----------------------------         -----------------------------
Total operating expenses .........................          12,943             19,518             25,013             33,500
                                                        -----------------------------         -----------------------------

Loss from operations .............................            (309)           (13,065)            (1,958)           (14,955)
Other income .....................................             448                672              1,005              1,386
                                                        -----------------------------         -----------------------------

Income (loss) before benefit for income taxes ....             139            (12,393)              (953)           (13,569)
Benefit for income taxes .........................              --                 --                 --               (353)
                                                        -----------------------------         -----------------------------

Net income (loss) ................................      $      139         $  (12,393)        $     (953)        $  (13,216)
                                                        =============================         =============================

Net income (loss) per common share:
   Basic .........................................      $     0.01         $    (0.52)        $    (0.04)        $    (0.56)
                                                        =============================         =============================
   Diluted .......................................      $     0.01         $    (0.52)        $    (0.04)        $    (0.56)
                                                        =============================         =============================

Weighted average number of shares outstanding:
   Basic .........................................          24,448             23,736             24,387             23,679
                                                        =============================         =============================
   Diluted .......................................          25,547             23,736             24,387             23,679
                                                        =============================         =============================


The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                          -----------------------------
                                                                                             1999               1998
                                                                                          -----------------------------

Cash flows from operating activities:
   Net loss ........................................................................      $     (953)        $  (13,216)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Non-cash restructuring costs ...............................................              --              2,003
        Depreciation and amortization ..............................................           2,468              2,039
        Provision for losses on receivables and product returns ....................           6,249              7,981
        Provision for losses on inventory ..........................................             288                347
        Accrued interest income ....................................................             (88)               (85)
        Changes in operating assets and liabilities:
           Accounts receivable .....................................................          (9,913)             2,627
           Inventories .............................................................            (322)               107
           Income taxes receivable .................................................             (30)              (534)
           Prepaid expenses and other assets .......................................          (1,308)            (1,790)
           Accounts payable and accrued expenses ...................................              51              1,897
           Royalties payable .......................................................               9               (258)
                                                                                          -----------------------------
             Net cash (used in) provided by operating activities ...................          (3,549)             1,118

Cash flows from investing activities:
   Purchases of short-term investments .............................................         (39,019)           (30,548)
   Proceeds from sales and maturities of short-term investments ....................          34,130             34,441
   Purchases of property and equipment .............................................            (651)            (1,943)
   Purchases of software technology and product rights .............................            (549)              (355)
   Payments in connection with acquisitions ........................................          (1,722)                --
                                                                                          -----------------------------
             Net cash (used in) provided by investing activities ...................          (7,811)             1,595

Cash flows from financing activities:
   Issuance of notes receivable from stockholders ..................................            (100)                --
   Repayment of notes receivable from stockholders .................................             122                 --
   Proceeds from exercise of stock options .........................................             324                714
                                                                                          -----------------------------
             Net cash provided by financing activities .............................             346                714

Effect of exchange rates changes on cash ...........................................              (7)                (1)
                                                                                          -----------------------------

Net (decrease) increase in cash and cash equivalents ...............................         (11,021)             3,426
Cash and cash equivalents at beginning of period ...................................          16,297              9,653
                                                                                          -----------------------------
Cash and cash equivalents at end of period .........................................      $    5,276         $   13,079
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998, as filed on Form 10-K.

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

                            METACREATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    INVENTORIES

Inventories consist of the following (in thousands):

                                              JUNE 30,             DECEMBER 31,
                                               1999                    1998
                                           ------------------------------------
      Finished goods ................      $        279            $        434
      Materials and supplies ........               110                      92
                                           ------------------------------------
                                           $        389            $        526
                                           ====================================

4.    INCOME TAXES

The Company did not record a benefit for income taxes for the three and six months ended June 30, 1999, as well as for the three months ended June 30, 1998, based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated subsequent to March 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the six months ended June 30, 1998 is attributed to the benefit for income taxes recorded for the three months ended March 31, 1998, which was based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

                            METACREATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.    INCOME (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and six months ended June 30, 1999 and 1998, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                               INCOME (LOSS)            SHARES       PER-SHARE
                                                                (NUMERATOR)         (DENOMINATOR)      AMOUNT
                                                               -------------------------------------------------
      Three Months Ended:
         June 30, 1999:
            Basic EPS ........................                 $        139             24,448      $        .01
            Effect of dilutive securities ....                           --              1,099
                                                               ---------------------------------
            Diluted EPS ......................                 $        139             25,547      $        .01
                                                               =================================

         June 30, 1998:
            Basic EPS ........................                 $    (12,393)            23,736      $       (.52)
            Effect of dilutive securities ....                           --                 --
                                                               ---------------------------------
            Diluted EPS ......................                 $    (12,393)            23,736      $       (.52)
                                                               =================================

      Six Months Ended:
         June 30, 1999:
            Basic EPS ........................                 $       (953)            24,387      $       (.04)
            Effect of dilutive securities ....                           --                 --
                                                               ---------------------------------
            Diluted EPS ......................                 $       (953)            24,387      $       (.04)
                                                               =================================

         June 30, 1998:
            Basic EPS ........................                 $    (13,216)            23,679      $       (.56)
            Effect of dilutive securities ....                           --                 --
                                                               ---------------------------------
            Diluted EPS ......................                 $    (13,216)            23,679      $       (.56)
                                                               =================================

The computation of the diluted number of shares excludes unexercised stock options which are anti-dilutive. Stock options to purchase 8,453,000 and 7,112,000 shares of common stock were outstanding as of June 30, 1999 and 1998, respectively.

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

OVERVIEW

MetaCreations was formed in May 1997, as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and included the acquisitions of Real Time Geometry Corp. in December 1996 and Specular International. Ltd. in April 1997, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. In the third quarter of 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency. Subsequently, MetaCreations introduced its Creative Web strategy designed to leverage the Company's 2D and 3D technologies for use on the Internet through both new and existing products and technologies.

In keeping with the Company's new Creative Web strategy, in June 1999, the Company licensed and sold its consumer photo imaging products, consisting of Kai's Super GOO, Kai's Photo Soap 2 and Kai's Power Show, to ScanSoft, Inc.

Additionally, in June 1999, the Company formed MetaStream.com, a joint venture company between MetaCreations and Computer Associates International, Inc. ("Computer Associates") with the goal of developing and delivering new MetaStream-related solutions and services for e-commerce visualization. MetaStream.com is owned 80% by MetaCreations and 20% by Computer Associates.

The Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products and technologies: Bryce, Canoma, Headline Studio, Infini-D, Kai's Power Tools, MetaFlash, MetaStream, Office Advantage, Painter, Poser, and Ray Dream Studio. In this regard, revenue from the sale of these products and licensing of these technologies represented a substantial majority of net revenues during the three months ended June 30, 1999. The Company also has a number of new product development efforts under way based upon the Company's Creative Web strategy. A significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

The Company develops substantially all of its products either internally, through acquisitions, or occasionally through co-development arrangements with third parties. There can be no assurance that the Company will be able to continue to supplement its product development efforts in the future through acquisitions or co-development relationships.

The Company sells its products primarily to domestic and international distributors, including mail order resellers and retail outlets. The Company also sells its products to OEMs for bundling with their hardware or software products. More recently, the Company has also been licensing its MetaStream-related technologies to large organizations to strategically broaden market acceptance and to develop new revenue sources from these technologies. The Company also sells directly to end users, generally through telesales, direct mail campaigns, and through the Company's online store.

Fluctuations in distributor purchases and maintenance of inventory levels can cause significant volatility in the Company's revenues. These fluctuations are due to a variety of reasons, including the distributors' ability to finance products purchases and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, OEM and licensing agreements are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

Since its inception, the Company has focused on building its product portfolio and establishing brandname awareness. Historically, these activities have resulted in significant increases in all expense categories. The Company's recent product development efforts to focus on the Creative Web strategy has resulted in increased research and development, and sales and marketing expenditures subsequent to the Company's restructuring in the third quarter of 1998. Such higher expense levels combined with periodic merger and acquisition costs, including the related write-off of acquired in-process technology, and quarterly fluctuations in net revenues have contributed to the Company's recent annual and quarterly losses, as well as fluctuations in its operating results. The Company intends to continue to invest significant amounts both in expanding its product portfolio and in maintaining and enhancing brand awareness of its products, and accordingly may continue to experience future losses and volatility of net revenues and operating results.

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,
                                                                 ----------------------------        ----------------------------
                                                                    1999              1998              1999              1998
                                                                 ----------        ----------        ----------        ----------
      Net revenues ........................................           100.0%            100.0%            100.0%            100.0 %
      Cost of revenues ....................................            12.1              19.5              12.8              17.4
                                                                 ----------        ----------        ----------        ----------
         Gross profit .....................................            87.9              80.5              87.2              82.6

      Operating expenses:
         Sales and marketing ..............................            48.3             106.5              50.6              73.3
         Research and development .........................            28.9              55.3              30.5              38.6
         General and administrative .......................            12.8              19.9              13.5              15.3
         Costs associated with restructuring ..............              --              61.8                --              22.1
                                                                 ----------        ----------        ----------        ----------
           Total operating expenses .......................            90.0             243.5              94.6             149.3
                                                                 ----------        ----------        ----------        ----------

      Loss from operations ................................            (2.1)           (163.0)             (7.4)            (66.7)
      Other income ........................................             3.1               8.4               3.8               6.2
                                                                 ----------        ----------        ----------        ----------

      Net income (loss) before benefit for income taxes
                                                                        1.0            (154.6)             (3.6)            (60.5)
      Benefit for income taxes ............................              --                --                --              (1.6)
                                                                 ----------        ----------        ----------        ----------

      Net income (loss) ...................................             1.0%           (154.6)%            (3.6)%           (58.9)%
                                                                 ==========        ==========        ==========        ==========

Net Revenues

Net revenues totaled $14.4 million for the three months ended June 30, 1999, representing a 79% increase compared to $8.0 million for the three months ended June 30, 1998. The growth in revenues was attributed to increased net revenues from retail channels resulting from the Company's recent product releases and to increased licensing revenues from the Company's MetaStream-related technologies. During the three months ended June 30, 1999, the Company introduced one new product, Canoma, two new versions of existing products, Poser 4 and Ray Dream Studio 5.5, and KPT X, the first of a series of filters for KPT which are only available via download at the Company's Web site. International sales accounted for $2.6 million, or 18% of net revenues, for the three months ended June 30, 1999, compared to $2.4 million, or 30% of net revenues, for the three months ended June 30, 1998. The increase in international revenue dollars was primarily attributed to increased sales in Europe, partially offset by decreased sales in Japan.

Net revenues totaled $26.4 million for the six months ended June 30, 1999, compared to $22.4 million for the six months ended June 30, 1998, an increase of 18%. The increase in net revenues is attributed to increased net revenues from domestic retail channels and in Europe, as well as increased licensing revenues from MetaStream-related technologies. International sales accounted for $5.7 million, or 22% of net revenues, for the six months ended June 30, 1999, down from $7.1 million, or 31% of net revenues, for the six months ended June 30, 1998, primarily due to a decline in revenues from Japan.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $1.7 million, or 12% of net revenues, for the three months ended June 30, 1999, compared to $1.6 million, or 19% of net revenues, for the three months ended June 30, 1998. The decrease in cost of revenues as a percentage of net revenues resulted from increased revenues from licensing and OEM, in addition to reduced product costs attributed to improved management of production and inventories. Royalties represented 4% of net revenues for the three months ended June 30, 1999, compared to 3% of net revenues for the three months ended June 30, 1998. The increased royalties resulted from the changing mix of product sales during the quarter.

Cost of revenues totaled $3.4 million, or 13% of net revenues, for the six months ended June 30, 1999, compared to $3.9 million, or 17% of net revenues, for the six months ended June 30, 1998. The decrease in cost of revenues as a percentage of net revenues resulted from reduced product costs and increased licensing and OEM revenues. Royalties represented 3% of net revenues for both the six months ended June 30, 1999 and 1998.

The Company expects that cost of revenues will increase in the future commensurate with any increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $6.9 million, or 48% of net revenues, for the three months ended June 30, 1999, compared to $8.5 million, or 107% of net revenues, for the three months ended June 30, 1998. The decrease in sales and marketing expenses primarily resulted from the restructuring programs implemented during the third quarter of 1998, which included reductions in sales and marketing personnel and promotional activities.

Sales and marketing expenses totaled $13.4 million, or 51% of net revenues, for the six months ended June 30, 1999, a decrease of 19% over sales and marketing expenses of $16.5 million, or 73% of net revenues, for the six months ended June 30, 1998. The decrease was primarily attributed to the restructuring programs implemented during the third quarter of 1998.

The Company expects sales and marketing expenses will increase in future periods, but such expenses may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $4.2 million, or 29% of net revenues, for the three months ended June 30, 1999, compared to $4.4 million, or 55% of net revenues, for the three months ended June 30, 1998. The decrease in research and development expenses was attributed to decreased headcount during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

For the six months ended June 30, 1999, research and development expenses totaled $8.1 million, or 30% of net revenues, a decrease of 7% over research and development expenses of $8.6 million, or 39% of net revenues, for the six months ended June 30, 1998. The decrease in research and development expenses was attributed to decreased headcount during the first half of 1999 compared to the first half of 1998.

The Company expects research and development expenses will increase in future periods, but such expenses may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance and bad debt expenses. General and administrative expenses totaled $1.8 million for the three months ended June 30, 1999, compared to $1.6 million for the three months ended June 30, 1998. The increase in general and administrative expenses primarily resulted from increased reserves for bad debts and increased corporate expenses, including legal fees. As a percentage of net revenues, general and administrative expenses were 13% for the three months ended June 30, 1999, down from 20% for the three months ended June 30, 1998.

For the six months ended June 30, 1999, general and administrative expenses totaled $3.6 million, or 14% of net revenues, an increase of 4% over general and administrative expenses of $3.4 million, or 15% of net revenues, for the six months ended June 30, 1998. The dollar increase in general and administrative expenses resulted from increased reserves for bad debts and increased corporate expenses.

The Company expects that its general and administrative expenses will increase in the future, but such expenses may vary as a percentage of net revenues.

Restructuring Costs

On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $5.0 million was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2.2 million related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2.7 million, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The Company completed the restructuring plan during the first quarter of 1999.

Benefit for Income Taxes

The Company did not record a benefit for income taxes for the three and six months ended June 30, 1999, as well as for the three months ended June 30, 1998, based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated subsequent to March 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the six months ended June 30, 1998 is attributed to the benefit for income taxes recorded for the three months ended March 31, 1998, which was based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

Net Loss

Net income was $139,000, or $0.01 per share, for the three months ended June 30, 1999, compared to a net loss of $(12.4) million, or $(0.52) per share, for the three months ended June 30, 1998. Net loss was $(953,000), or $(0.04) per share, for the six months ended June 30, 1999, compared to a net loss of $(13.2) million, or $(0.56) per share, for the three months ended June 30, 1998.

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

        -   The timing of distributor purchases;

        -   Distributors' returns of our products; and

        -   General economic conditions.

In addition, we ship our products as we receive orders. As a result, we have little or no backlog. A large portion of our revenues occurs in the third month of each quarter. Demand for our products also tends to increase at the end of the calendar year due to year-end holiday buying trends. Revenues may also be affected by the volume and timing of the orders we receive, our ability to fulfill these orders, and our ability to close distribution and licensing agreements during a particular quarter. Any delays in the receipt and shipment of orders, the failure of our suppliers and manufacturers to produce and ship products that we have requested or our inability to close distribution and licensing agreements would adversely affect our revenues.

Our staffing and other operating expenses are based in large part on anticipated revenues. It would be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

The Company has experienced recent operating losses. We restructured in the third quarter of 1998, and reduced our operating expenses to levels more consistent with expected revenues. We cannot guarantee that such reductions in operating expenses will be enough to restore operating profitability.

Possible Volatility of Stock Price

The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

        -   Our historical and future operating results;

        -   General market and economic conditions;

        -   Our announcement and release of new products or technologies;

        -   Actual or anticipated fluctuations in our operating results; and

        -   Developments regarding our products, or our competitors' products.

In addition, the stock market has experienced extreme price and volume fluctuations in recent quarters. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly those focused on internet software solutions. These broad market and industry fluctuations may continue to adversely affect the market price of our common stock. As a result, the market price of our common stock may continue to fluctuate.

Dependence on Distributors And On Other Third Parties

Although we make some direct sales to customers, we generate a majority of our revenues from sales through third party distributors. We use many different distribution channels to sell our products worldwide. Examples of distribution channels include international distributors, educational distributors, resellers, hardware superstores, retail dealers, direct marketers, and hardware and software OEM's. Our future financial results depend in large part on our relationship with third party distributors and their continued financial stability. Any termination or significant disruption of our relationship with any major distributor or retailer, or any significant reduction in sales volume attributable to a major distributor or retailer, would adversely affect our business.

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

Highly Competitive Graphics Software and Internet Online Design and Tools
Markets

We face intense competition in the market for our products and technologies. Our potential competitors include, among others, Adobe Systems, Incorporated; Autodesk, Inc.; Corel Corporation; Macromedia, Inc.; Microsoft Corporation; and RealNetworks, Inc. The market for our products can change rapidly, and customers constantly demand new product features, accelerated releases of new products, product enhancements and lower price points.

Many of our competitors or potential competitors are larger than we are and have significantly greater financial, managerial, technical and marketing resources than we have. Our business would be adversely affected if any of our competitors cut prices, increased promotions of their products, announced or accelerated introduction of new products or enhanced product features which compete with our products, or acquired additional applications or technologies from third parties which compete with our products.

Our present or future competitors may be able to develop products comparable or superior to ours or may be able to develop new products faster than we can. We also face possible competition from developers of personal computer operating systems and internet browsers. These companies may incorporate functions into their operating systems which could be superior to or incompatible with our products and technologies. Such competition would also adversely affect our business.

We are currently developing additional products and product enhancements that we believe will address customer requirements. However, we cannot be sure that we will complete our development and introduction of these products on a timely basis. In addition, we cannot be sure that these products or product enhancements will achieve market acceptance. If we are unable to compete effectively in our markets, or if competition becomes increasingly intense, our business would be adversely affected.

Evolving Markets for Our Computer Graphic Imaging and Internet/Online Design Tools, Including E-Commerce Tools and Services

The markets for computer graphic imaging, Internet/online design, and e-commerce visualization tools and services are still emerging. The graphics, Internet/online design and e-commerce markets may not adopt our products or technologies. Further, we may not have sufficient resources to market our products and technologies successfully or these products and technologies may not achieve market acceptance.

If the markets for these tools and services fail to grow or grow more slowly than we currently anticipate, then our business would be adversely affected.

Risks Associated With Product Transitions and Product Returns

We may announce new products, product versions or technologies that may replace or shorten the life cycles of our existing products or technologies. Our competitors may also make similar announcements about their products which may replace or shorten the life cycles of our products.

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

Need to Expand International Operations

We sell a large percentage of our products outside of the United States. International sales accounted for approximately 18% and 30% of net revenues for the three months ended June 30, 1999 and 1998, respectively.

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

In the past, a significant portion of our net revenues have come from the Asia Pacific region, primarily Japan. Over the last two years, Japan has experienced weaknesses in their economy, currency, banking and equity markets. We do not know if the financial condition in Japan and in the Asia Pacific region will improve in the near future. If the current financial crisis in the Asia Pacific region continues or worsens, our business will continue to be adversely affected. For example, during 1998 and the first half of 1999, our net revenues from Japan and the Asia Pacific region decreased as a result of depressed demand for our products due to the current Asian financial crisis.

Dependence on Key Personnel

We depend on the continued employment of our senior executive officers and other key management personnel. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

During February 1998, our previous Chief Executive Officer, John Wilczak, resigned. Gary Lauer, who had most recently served as President of Silicon Graphics, Inc.'s ("SGI") World Trade Group and Executive Vice President of SGI's Worldwide Field Operations, succeeded Mr. Wilczak as our Chief Executive Officer. In addition, in connection with our restructuring in the third quarter of 1998, our Senior Vice President, Sales and Marketing; Vice President, Marketing; Vice President, Product Management and Design; and Vice President, Corporate Communications left our Company. In the later half of 1998, we hired a Senior Vice President, Marketing; a Senior Vice President, Product Development; and a Vice President, European Sales and Marketing. In April 1999, we hired a Senior Vice President, Worldwide Sales, and our Chief Design Officer left the Company. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

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

Risks of Infringement and Proprietary Rights

We rely on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect our intellectual and proprietary rights, products, and technology, such as MetaStream and MetaFlash. We distribute our packaged software under shrinkwrap license agreements. We generally do not obtain signed license agreements from the end users of our packaged software.

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

Assessment

Internal business software and systems consist primarily of our business information system which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, we have completed the first four phases of the Year 2000 project related to our mission critical business systems. We currently expect completion of the re-testing phases of our mission critical business systems, in addition to the development of applicable contingency plans, by September 30, 1999. We presently believe that with the implementation of our new information system and modification to existing software, Year 2000 compliance will not adversely affect our business. However, there can be no assurance that our internal business software and systems will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. If our mission critical business systems are not compliant, we could experience interruptions to our development programs and general business operations.

We have been advised by our suppliers of non-IT systems, which primarily consist of environmental systems such as fire suppression, air conditioning and heating, and security systems at various buildings we occupy, that such systems are currently Year 2000 compliant.

The computer graphics software products that we sell to customers are not date-sensitive. As a result, we believe that the current versions of our products are Year 2000 compliant. However, there can be no assurance that our current products do not contain undetected errors or defects associated with Year 2000 that may result in costs which adversely affect our business.

We contract with third parties for the manufacture and distribution of our products. As a result, we have initiated communications with our key suppliers and distributors and plan to monitor the status of their Year 2000 readiness. We have completed the first three phases of our Year 2000 project related to our key distributors. We have also reviewed the Year 2000 project plan implemented by our key supplier and have held quarterly meetings with them since the middle of 1998 in order to monitor their progress. Our key supplier has completed their Year 2000 remediation and testing phases and will be developing contingency plans, if necessary, throughout the rest of 1999. If any of our principal suppliers and distributors fail to demonstrate Year 2000 readiness, then we will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing our risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. We expect the development of contingency plans, if necessary, to be completed by September 30, 1999. Should any of our key suppliers or distributors not achieve Year 2000 readiness, we may be unable to effectively manufacture our products or distribute our products to our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions, restructuring and working capital requirements. Cash and investments totaled $40.2 million at June 30, 1999, down from $46.3 million at December 31, 1998. Net cash used in operating activities of the Company totaled $3.5 million for the six months ended June 30, 1999, compared to net cash provided by operating activities of $1.1 million for the six months ended June 30, 1998. The increase in cash used in operating activities is primarily attributed to the increase in net accounts receivable over the respective period. Net cash used in investing activities totaled $7.8 million for the six months ended June 30, 1999, compared to net cash provided by investing activities of $1.6 million for the six months ended June 30, 1998. The change resulted primarily from net purchases of short-term investments during the six months ended June 30, 1999, in addition to $2.3 million of cash paid in connection with acquisitions and acquired technology. Net cash provided by financing activities totaled $346,000 and $714,000 for the six months ended June 30, 1999 and 1998, respectively, resulting substantially from proceeds received from the exercise of stock options by the Company's employees during the respective periods.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on May 26, 1999:

      (a)   The following directors were elected:

            Directors                           Votes For              Votes Withheld
            ---------                           ---------              --------------
            Samuel H. Jones, Jr.               17,920,828                  607,946
            Bert Kolde                         17,365,136                1,163,638
            William H. Lane, III               17,919,869                  608,905
            Gary L. Lauer                      17,914,411                  614,363
            Howard L. Morgan                   17,918,275                  610,499
            Mark Zimmer                        17,920,504                  608,270

      (b) The stockholders approved the Amendment to MetaCreations 1995 Stock Plan to increase the shares reserved for issuance thereunder by 1,000,000 shares by the following vote:

            For:                                          16,359,765
            Against:                                       2,076,846
            Abstain:                                          92,163

      (c) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company by the following vote:

            For:                                          18,416,526
            Against:                                          67,015
            Abstain:                                          45,233

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit Number     Exhibit Title
      --------------     -------------

         27.1            Financial Data Schedule

(b)   Reports on Form 8-K

      On April 21, 1999, the Company filed a report on Form 8-K containing the Company's press release announcing that John Racioppi had been hired as Senior Vice President, Worldwide Sales, and that Kai Krause, the Company's Chief Design Officer, would be leaving the Company. On July 21, 1999, the Company filed a report on Form 8-K to file a press release issued by the Company on June 30, 1999 announcing ScanSoft, Inc.'s acquisition of photo imaging products and technology from MetaCreations Corporation. Additionally, on July 21, 1999, the Company filed a report on Form 8-K to announce the formation of MetaStream.com, a joint venture company between MetaCreations Corporation and Computer Associates International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       METACREATIONS CORPORATION
                                       (Registrant)



Date:  August 13, 1999                 /s/ TERANCE A. KINNINGER
                                       -----------------------------------------
                                       Terance A. Kinninger
                                       Sr. Vice President and
                                       Chief Financial Officer