Form 10-Q
period 1999-09-30
METACREATIONS CORP
filed 1999-11-15
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

              For the quarterly period ended September 30, 1999 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1999, there were outstanding 24,770,841 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

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

                      Consolidated Balance Sheets - September 30, 1999 and
                         December 31, 1998
                      Consolidated Statements of Operations - Three and nine
                         month periods ended September 30, 1999 and 1998
                      Consolidated Statements of Cash Flows - Nine month periods ended September 30, 1999 and 1998
                      Notes to Consolidated Financial Statements

Item 2.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................       10

PART II.           OTHER INFORMATION

Item 2.            Changes in Securities......................................       25

SIGNATURES         ...........................................................       27

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                       1999              1998
                                                                  -------------      ------------
                                                                   (Unaudited)        (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ..................................      $   8,274         $  16,297
  Short-term investments .....................................         32,556            30,038
  Accounts receivable, net ...................................         17,953            12,375
  Inventories ................................................            617               526
  Income taxes receivable ....................................             --               220
  Deferred income taxes ......................................          5,913             5,913
  Prepaid expenses and other current assets ..................          5,277             3,767
                                                                    ---------         ---------
      Total current assets ...................................         70,590            69,136

Property and equipment, net ..................................          5,807             6,829
Other assets .................................................          3,307             2,000
                                                                    ---------         ---------
      Total assets ...........................................      $  79,704         $  77,965
                                                                    =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Accounts payable ...........................................      $   4,935         $   3,777
  Accrued expenses ...........................................          3,531             4,200
  Royalties payable ..........................................          1,073               958
                                                                    ---------         ---------
      Total current liabilities ..............................          9,539             8,935

Minority interest ............................................             87                --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares
    authorized - no shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively....             --                --
  Common stock, $.001 par value; 75,000 shares authorized -
    24,738 and 24,243 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively ...             25                24
  Paid-in capital ............................................        114,544           112,829
  Notes receivable from stockholders .........................         (4,592)           (4,491)
  Cumulative translation adjustment ..........................           (135)             (128)
  Accumulated deficit ........................................        (39,764)          (39,204)
                                                                    ---------         ---------
      Total stockholders' equity .............................         70,078            69,030
                                                                    ---------         ---------
      Total liabilities and stockholders' equity .............      $  79,704         $  77,965
                                                                    =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1999         1998         1999         1998
                                                  --------     --------     --------     --------
Net revenues ..................................   $ 14,758     $  9,053     $ 41,206     $ 31,491
Cost of revenues ..............................      1,628        1,544        5,021        5,437
                                                  --------     --------     --------     --------
  Gross profit ................................     13,130        7,509       36,185       26,054

Operating expenses:
  Sales and marketing .........................      6,991        5,848       20,381       22,300
  Research and development ....................      4,421        3,665       12,471       12,314
  General and administrative ..................      1,890        1,581        5,463        5,025
  Costs associated with restructuring .........         --           --           --        4,955
                                                  --------     --------     --------     --------
Total operating expenses ......................     13,302       11,094       38,315       44,594
                                                  --------     --------     --------     --------

Loss from operations ..........................       (172)      (3,585)      (2,130)     (18,540)
Other income ..................................        652          633        1,657        2,019
                                                  --------     --------     --------     --------

Income (loss) before benefit for income taxes..        480       (2,952)        (473)     (16,521)
Benefit for income taxes ......................         --           --           --         (353)
                                                  --------     --------     --------     --------

Income (loss) before minority interest ........        480       (2,952)        (473)     (16,168)
Minority interest in earnings of subsidiary....        (87)          --          (87)          --
                                                  --------     --------     --------     --------

Net income (loss) .............................   $    393     $ (2,952)    $   (560)    $(16,168)
                                                  ========     ========     ========     ========

Net income (loss) per common share:
  Basic .......................................   $   0.02     $  (0.12)    $  (0.02)    $  (0.68)
                                                  ========     ========     ========     ========
  Diluted .....................................   $   0.02     $  (0.12)    $  (0.02)    $  (0.68)
                                                  ========     ========     ========     ========

Weighted average number of shares outstanding:
  Basic .......................................     24,663       23,837       24,480       23,732
                                                  --------     --------     --------     --------
  Diluted .....................................     25,937       23,837       24,480       23,732
                                                  --------     --------     --------     --------


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    --------     --------
                                                                      1999         1998
                                                                    --------     --------
Cash flows from operating activities:
  Net loss ......................................................   $   (560)    $(16,168)
  Adjustments to reconcile net loss to net cash (used..
    in) provided by operating activities:
      Non-cash restructuring costs ..............................         --        2,919
      Depreciation and amortization .............................      3,801        2,962
      Provision for losses on receivables and product
        returns..................................................      9,484        9,902
      Provision for losses on inventory .........................        427          592
      Accrued interest income ...................................       (130)        (127)
      Minority interest .........................................         87           --
      Changes in operating assets and liabilities:
        Accounts receivable .....................................    (14,462)       3,930
        Inventories .............................................       (689)         (71)
        Income taxes receivable/payable .........................        220          298
        Prepaid expenses and other assets .......................     (2,127)      (1,221)
        Accounts payable and accrued expenses ...................      1,803       (1,230)
        Royalties payable .......................................        115         (117)
                                                                    --------     --------
         Net cash (used in) provided by operating activities ....     (2,031)       1,669

Cash flows from investing activities:
  Purchases of short-term investments ...........................    (66,370)     (53,714)
  Proceeds from sales and maturities of short-term investments ..     63,852       53,538
  Purchases of property and equipment ...........................     (1,139)      (2,103)
  Purchases of software technology and product rights............     (1,036)        (721)
  Payments in connection with acquisitions ......................     (1,856)          --
                                                                    --------     --------
         Net cash used in investing activities ..................     (6,549)      (3,000)

Cash flows from financing activities:
  Issuance of notes receivable from stockholders ................       (225)          --
  Repayment of notes receivable from stockholders ...............        254           --
  Proceeds from exercise of stock options .......................        535          736
                                                                    --------     --------
         Net cash provided by financing activities ..............        564          736

Effect of exchange rates changes on cash ........................         (7)          11
                                                                    --------     --------

Net (decrease) increase in cash and cash equivalents.............     (8,023)        (584)
Cash and cash equivalents at beginning of period ................     16,297        9,653
                                                                    --------     --------
Cash and cash equivalents at end of period ......................   $  8,274     $  9,069
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 1999 are not necessarily indicative of results to be expected for the year ending December 31, 1999. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1998 and 1997, and for the three years in the period ended December 31, 1998, as filed on Form 10-K.

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

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.  INVENTORIES

Inventories consist of the following (in thousands):

                                          SEPTEMBER 30,  DECEMBER 31,
                                               1999         1998
                                          -------------  ------------
                Finished goods ..........      $296         $434
                Materials and supplies...       321           92
                                               ----         ----
                                               $617         $526
                                               ====         ====

4.  INCOME TAXES

The Company did not record a benefit for income taxes for the three and nine months ended September 30, 1999, as well as for the three months ended September 30, 1998, based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated subsequent to March 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the nine months ended September 30, 1998 is attributed to the benefit for income taxes recorded for the three months ended March 31, 1998, which was based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  MINORITY INTEREST

In June 1999, the Company formed MetaStream.com, a joint venture company between MetaCreations and Computer Associates International, Inc. ("Computer Associates"), with the goal of developing and delivering new MetaStream-related solutions and services for e-commerce visualization. For financial reporting purposes, the assets, liabilities and earnings of MetaStream.com are included in the Company's consolidated financial statements. Computer Associate's 20% interest in MetaStream.com has been recorded as minority interest in the Company's consolidated balance sheets, and the earnings therefrom have been reported as minority interest in the Company's consolidated statements of operations.

6.  INCOME (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and nine months ended September 30, 1999 and 1998, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                       INCOME (LOSS)          SHARES        PER-SHARE
                                        (NUMERATOR)        (DENOMINATOR)      AMOUNT
                                       -------------       -------------    ---------
Three Months Ended:
  September 30, 1999:
    Basic EPS .....................       $    393            24,663         $   .02
    Effect of dilutive securities..             --             1,274
                                          --------            ------
    Diluted EPS ...................       $    393            25,937         $   .02
                                          --------            ------

  September 30, 1998:
    Basic EPS .....................       $ (2,952)           23,837         $  (.12)
    Effect of dilutive securities..             --                --
                                          --------            ------
    Diluted EPS ...................       $ (2,952)           23,837         $  (.12)
                                          --------            ------

Nine Months Ended:
  September 30, 1999:
    Basic EPS .....................       $   (560)           24,480         $  (.02)
    Effect of dilutive securities..             --                --
                                          --------            ------
    Diluted EPS ...................       $   (560)           24,480         $  (.02)
                                          --------            ------

  September 30, 1998:
    Basic EPS .....................       $(16,168)           23,732         $  (.68)
    Effect of dilutive securities..             --                --
                                          --------            ------
    Diluted EPS ...................       $(16,168)           23,732         $  (.68)
                                          --------            ------

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The following table summarizes unexercised stock options that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented:

    Three Months Ended:
      September 30, 1999                     1,577,000
      September 30, 1998                     6,992,000

    Nine Months Ended:
      September 30, 1999                     8,067,000
      September 30, 1998                     6,992,000

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

Additionally, in June 1999, the Company formed MetaStream.com, a joint venture company between MetaCreations and Computer Associates International, Inc. ("Computer Associates"), with the goal of developing and delivering new MetaStream-related solutions and services for e-commerce visualization. MetaStream.com is owned 80% by MetaCreations and 20% by Computer Associates.

The Company's future revenues continue to be substantially dependent upon the continued market acceptance of the Company's existing leading products and technologies: Bryce, Canoma, Headline Studio, Infini-D, Kai's Power Tools, MetaFlash, MetaStream, Office Advantage, Painter, Poser, Ray Dream Studio and Vector Effects. In this regard, revenue from the sale of these products and licensing of these technologies represented a substantial majority of net revenues during the three months ended September 30, 1999. The Company also has a number of new product development efforts under way based upon the Company's Creative Web strategy. A significant portion of future revenues is dependent upon the timely introduction and ultimate success of these activities.

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

Fluctuations in distributor purchases and maintenance of inventory levels can cause significant volatility in the Company's revenues. These fluctuations are due to a variety of reasons, including the distributors' ability to finance product purchases and to devote shelf space, catalog space or attention to the products. Distributor purchases may also be affected by the Company's introduction of a new product or version of a product, the Company's end user promotions programs, anticipated product price increases, the Company's purchases of display space at retail outlets and other factors. Further, licensing and OEM agreements are often entered into at the end of the quarter. The timing of the execution of such agreements can fluctuate substantially throughout the year, causing volatility in the Company's revenues, operating results, and cash flows.

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

OPERATING RESULTS

The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,            SEPTEMBER 30,
                                        ---------------         -----------------
                                         1999      1998          1999        1998
                                        -----     -----         -----       -----
Net revenues .......................    100.0%    100.0%        100.0%      100.0%
Cost of revenues ...................     11.0      17.1          12.2        17.3
                                        -----     -----         -----       -----
  Gross profit .....................     89.0      82.9          87.8        82.7

Operating expenses:
  Sales and marketing ..............     47.4      64.6          49.4        70.8
  Research and development .........     29.9      40.5          30.3        39.1
  General and administrative .......     12.8      17.4          13.3        16.0
  Costs associated with
    restructuring...................       --        --            --        15.7
                                        -----     -----         -----       -----
    Total operating expenses .......     90.1     122.5          93.0       141.6
                                        -----     -----         -----       -----

Loss from operations ...............     (1.1)    (39.6)         (5.2)      (58.9)
Other income .......................      4.4       7.0           4.0         6.5
                                        -----     -----         -----       -----

Net income (loss) before benefit
  for income taxes .................      3.3     (32.6)         (1.2)      (52.4)
Benefit for income taxes ...........       --        --            --        (1.1)
                                        -----     -----         -----       -----

Net income (loss) before minority
  interest .........................      3.3     (32.6)         (1.2)      (51.3)
Minority interest in earnings of
  subsidiary .......................      (.6)       --           (.2)         --
                                        -----     -----         -----       -----

Net income (loss) ..................      2.7%    (32.6)%        (1.4)%     (51.3)%
                                        =====     =====         =====       =====

Net Revenues

Net revenues totaled $14.8 million for the three months ended September 30, 1999, representing a 63% increase compared to $9.1 million for the three months ended September 30, 1998. The growth in revenues was attributed to increased licensing revenues from the Company's MetaStream-related technologies and increased net revenues from professional graphics products. Net revenues from the Company's e-commerce visualization tools and technologies totaled $4.9 million, or 33% of net revenues, for the three months ended September 30, 1999; there were no net revenues from the Company's e-commerce visualization tools and technologies for the three months ended September 30, 1998. The Company's professional graphics software products accounted for $9.6 million, or 65% of net revenues, for the three months ended September 30, 1999, compared to $6.8 million, or 75% of net revenues for the three months ended September 30, 1998. The increase in net revenues from professional graphics products was primarily attributed to the Company's release of two new versions of existing products, Painter 6 and Vector Effects 1.5, as well as several additions to KPT X, a series of filters for KPT which are only available via download at the Company's Web site. International sales accounted for $2.8 million, or 19% of net revenues, for the three months ended September 30, 1999, compared to $2.2 million, or 25% of net revenues, for the three months ended September 30, 1998. The increase in international revenue dollars was primarily attributed to increased sales in Europe.

Net revenues totaled $41.2 million for the nine months ended September 30, 1999, compared to $31.5 million for the nine months ended September 30, 1998, an increase of 31%. The increase in net revenues is attributed to increased licensing revenues from MetaStream-related technologies in addition to increased net revenues from domestic retail channels. Net revenues from the Company's e-commerce visualization tools and technologies totaled $13.3 million, or 32% of net revenues, for the nine months ended September 30, 1999, compared to $1.1 million, or 3% of net revenues for the nine months ended September 30, 1998. Net revenues from the Company's professional graphics software products totaled $23.8 million, or 58% of net revenues, for the nine months ended September 30, 1999, compared to $23.0 million, or 73% of net revenues for the nine months ended September 30, 1998. International sales accounted for $8.4 million, or 21% of net revenues, for the nine months ended September 30, 1999, down from $9.3 million, or 30% of net revenues, for the nine months ended September 30, 1998, primarily due to a decline in revenues from Japan.

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

Cost of Revenues

Cost of revenues includes the costs of goods sold, royalties due to external developers, inventory management costs, freight and handling costs and reserves for inventory obsolescence. Cost of revenues totaled $1.6 million, or 11% of net revenues, for the three months ended September 30, 1999, compared to $1.5 million, or 17% of net revenues, for the three months ended September 30, 1998. The decrease in cost of revenues as a percentage of net revenues resulted from increased revenues from technology licenses, in addition to reduced product costs attributed to improved management of production and inventories. Royalties represented 2% of net revenues for the three months ended September 30, 1999, compared to 5% of net revenues for the three months ended September 30, 1998. The decreased royalties resulted from the changing mix of product sales during the quarter.

Cost of revenues totaled $5.0 million, or 12% of net revenues, for the nine months ended September 30, 1999, compared to $5.4 million, or 17% of net revenues, for the nine months ended September 30, 1998. The decrease in cost of revenues as a percentage of net revenues resulted from reduced product costs and increased licensing revenues. Royalties represented 3% of net revenues for the nine months ended September 30, 1999, compared to 4% of net revenues for the nine months ended September 30, 1998.

The Company expects that cost of revenues will increase in the future commensurate with any increase in net revenues, but may vary as a percentage of net revenues.

Sales and Marketing

Sales and marketing expenses include advertising, promotional materials, mail campaigns, trade shows and the compensation costs of sales, marketing, customer service and public relations personnel who promote the Company's products, including related facilities costs. Sales and marketing expenses totaled $7.0 million, or 47% of net revenues, for the three months ended September 30, 1999, compared to $5.8 million, or 65% of net revenues, for the three months ended September 30, 1998. The increase in sales and marketing expenses primarily resulted from increased headcount compared to the third quarter of 1998. As a percentage of net revenues, sales and marketing expenses decreased as a result of the significant increase in net revenues for the respective periods.

Sales and marketing expenses totaled $20.4 million, or 49% of net revenues, for the nine months ended September 30, 1999, a decrease of 9% over sales and marketing expenses of $22.3 million, or 71% of net revenues, for the nine months ended September 30, 1998. The decrease was primarily attributed to decreased promotional activities resulting from the restructuring programs implemented during the third quarter of 1998. As a percentage of net revenues, sales and marketing expenses decreased as a result of the significant increase in net revenues for the respective periods.

The Company expects sales and marketing expenses will increase in future periods, but such expenses may vary as a percentage of net revenues.

Research and Development

Research and development expenses consist primarily of personnel costs, consultant fees and required equipment and facilities costs related to the Company's product development efforts. Research and development expenses totaled $4.4 million, or 30% of net revenues, for the three months ended September 30, 1999, compared to $3.7 million, or 40% of net revenues, for the three months ended September 30, 1998. The increase in research and development expenses was attributed to increased headcount compared to the three months ended September 30, 1998. As a percentage of net revenues, research and development expenses decreased as a result of the significant increase in net revenues for the respective periods.

For the nine months ended September 30, 1999, research and development expenses totaled $12.5 million, or 30% of net revenues, compared to research and development expenses of $12.3 million, or 39% of net revenues, for the nine months ended September 30, 1998. The increase in research and development expenses was attributed to increased headcount during the first nine months of 1999 compared to the first nine months of 1998. As a percentage of net revenues, research and development expenses decreased as a result of the significant increase in net revenues for the respective periods.

The Company expects research and development expenses will increase in future periods, but such expenses may vary as a percentage of net revenues.

General and Administrative

General and administrative expenses include compensation costs related to executive management, finance and administration personnel of the Company along with other administrative costs including legal and accounting fees, insurance and bad debt expenses. General and administrative expenses totaled $1.9 million for the three months ended September 30, 1999, compared to $1.6 million for the three months ended September 30, 1998. The increase in general and administrative expenses primarily resulted from increased reserves for bad debts. As a percentage of net revenues, general and administrative expenses were 13% for the three months ended September 30, 1999, down from 17% for the three months ended September 30, 1998, as a result of the significant increase in net revenues for the respective periods.

For the nine months ended September 30, 1999, general and administrative expenses totaled $5.5 million, or 13% of net revenues, an increase of 9% over general and administrative expenses of $5.0 million, or 16% of net revenues, for the nine months ended September 30, 1998. The dollar increase in general and administrative expenses resulted from increased reserves for bad debts and increased corporate expenses. As a percentage of net revenues, general and administrative expenses decreased as a result of the significant increase in net revenues for the respective periods.

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

Benefit for Income Taxes

The Company did not record a benefit for income taxes for the three and nine months ended September 30, 1999, as well as for the three months ended September 30, 1998, based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management has concluded that additional net operating losses and other tax benefits generated subsequent to March 1998 require a valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

The benefit for income taxes for the nine months ended June 30, 1998 is attributed to the benefit for income taxes recorded for the three months ended March 31, 1998, which was based on the Company's estimated annualized effective tax rate for the year, after giving effect to the utilization of available tax credits and tax planning opportunities.

Minority Interest

In June 1999, the Company formed MetaStream.com, a joint venture company between MetaCreations and Computer Associates International, Inc., with the goal of developing and delivering new MetaStream-related solutions and services for e-commerce visualization. For financial reporting purposes, the assets, liabilities and earnings of MetaStream.com are included in the Company's consolidated financial statements. Computer Associate's 20% interest in MetaStream.com has been recorded as minority interest in the Company's consolidated balance sheets, and the earnings therefrom have been reported as minority interest in the Company's consolidated statements of operations.

Net Loss

Net income was $393,000, or $0.02 per share, for the three months ended September 30, 1999, compared to a net loss of $(3.0) million, or $(0.12) per share, for the three months ended September 30, 1998. Net loss was $(560,000), or $(0.02) per share, for the nine months ended September 30, 1999, compared to a net loss of $(16.2) million, or $(0.68) per share, for the nine months ended September 30, 1998.

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

Fluctuations in Quarterly Results

Our quarterly operating results depend on a number of factors that are difficult to forecast. If our future quarterly operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely drop. Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future as a result of many factors, including:

     o Introduction or enhancement of new products or technologies by us or our competitors;

     o  Market acceptance of our products and technologies;

     o  Industry press reviews of our products and technologies;

     o  Changes in our prices or our competitors' prices;

     o  The mix of distribution channels for our products;

     o  The mix of products we sell;

     o  The timing of distributor purchases;

     o  Distributors' returns of our products; and

     o  General economic conditions.

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

Possible Volatility of Stock Price

The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

     o  Our historical and future operating results;

     o  General market and economic conditions;

     o  Our announcement and release of new products or technologies;

     o  Actual or anticipated fluctuations in our operating results; and

     o Developments regarding our products and technologies, or our competitors' products and technologies.

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

Evolving Markets for Our Internet/Online Design Tools, Including E-Commerce Tools and Services

The markets for Internet/online design and e-commerce visualization tools and services are still emerging. The Internet/online design and e-commerce markets may not adopt our products or technologies. Further, we may not have sufficient resources to market our products and technologies successfully or these products and technologies may not achieve market acceptance.

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

Need to Expand International Operations

We sell a large percentage of our products outside of the United States. International sales accounted for approximately 19% and 25% of net revenues for the three months ended September 30, 1999 and 1998, respectively.

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

There are risks inherent in expanding and doing business internationally such as:

     o  Difficulties in staffing and managing foreign operations;

     o  Problems and delays in collecting accounts receivable;

     o  Fluctuations in currency exchange rates;

     o  Unexpected changes in regulatory requirements;

     o  Tariffs and other trade barriers;

     o  Political instability; and

     o  Potentially adverse tax consequences.

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

In the past, a significant portion of our net revenues have come from the Asia Pacific region, primarily Japan. Over the last two years, Japan has experienced weaknesses in their economy, currency, banking and equity markets. We do not know if the financial condition in Japan and in the Asia Pacific region will improve in the near future. If the current financial crisis in the Asia Pacific region continues or worsens, our business will continue to be adversely affected. For example, during 1998 and the first nine months of 1999, our net revenues from Japan and the Asia Pacific region decreased as a result of depressed demand for our products.

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

Assessment

Internal business software and systems consist primarily of our business information system which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, we have completed the first four phases of the Year 2000 project related to our mission critical business systems. We currently expect completion of the re-testing phases of our mission critical business systems by November 30, 1999, and the development of applicable contingency plans, by December 31, 1999. We presently believe that with the implementation of our new information system and modification to existing software, Year 2000 compliance will not adversely affect our business. However, there can be no assurance that our internal business software and systems will contain all date code changes necessary to prevent processing errors potentially arising from calculations using the Year 2000 date. If our mission critical business systems are not compliant, we could experience interruptions to our development programs and general business operations.

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

We contract with third parties for the manufacture and distribution of our products. As a result, we have initiated communications with our key suppliers and distributors and plan to monitor the status of their Year 2000 readiness. We have completed the first three phases of our Year 2000 project related to our key distributors. We have also reviewed the Year 2000 project plan implemented by our key supplier and have held quarterly meetings with them since the middle of 1998 in order to monitor their progress. Our key supplier has completed their Year 2000 remediation and testing phases and will be developing contingency plans, if necessary, throughout the rest of 1999. If any of our principal suppliers and distributors fail to demonstrate Year 2000 readiness, then we will evaluate alternatives that could include the identification of alternate suppliers or distributors which have demonstrated Year 2000 readiness and/or the accumulation of inventory to assure production capability where feasible or warranted. These activities are intended to provide a means of managing our risk, but cannot eliminate the potential for disruption due to third party failure to achieve Year 2000 compliance. We expect the development of contingency plans, if necessary, to be completed by November 30, 1999. Should any of our key suppliers or distributors not achieve Year 2000 readiness, we may be unable to effectively manufacture our products or distribute our products to our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, net cash used in operating activities and investing activities of the Company has been significant due to operating losses from acquisitions, restructuring and working capital requirements. Cash and investments totaled $40.8 million at September 30, 1999, down from $46.3 million at December 31, 1998. Net cash used in operating activities of the Company totaled $2.0 million for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $1.7 million for the nine months ended September 30, 1998. The increase in cash used in operating activities is attributed to the increase in net accounts receivable over the respective period, offset to a lesser extent by the increase in depreciation and amortization and other changes in operating assets and liabilities. Net cash used in investing activities totaled $6.5 million for the nine months ended September 30, 1999, compared to $3.0 million for the nine months ended September 30, 1998. The change resulted primarily from net purchases of short-term investments during the nine months ended September 30, 1999, in addition to $2.9 million of cash paid in connection with acquisitions and acquired technology. Net cash provided by financing activities totaled $564,000 and $736,000 for the nine months ended September 30, 1999 and 1998, respectively, resulting substantially from proceeds received from the exercise of stock options by the Company's employees during the respective periods.

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


                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None

Item 2.  CHANGES IN SECURITIES

On July 27, 1998, pursuant to a Rights Agreement (the "Original Agreement") between the Company and BankBoston, N.A., as Rights Agent (the "Rights Agent"), the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one share of the Company's Series A Participating Preferred Stock ("Series A Preferred"), for each outstanding share of Common Stock of the Company. The dividend is payable on August 13, 1998 to stockholders of record as of the close of business on that date. Each Right entitles the registered holder to purchase from the Company one share of Series A Preferred at an exercise price of $38.00, subject to adjustment.

On June 24, 1999, the Board of Directors of the Company approved certain changes to the Original Agreement in the form of an Amended and Restated Rights Agreement between the Company and the Rights Agent (the "Amended and Restated Rights Agreement"). The Amended and Restated Rights Agreement was filed with the Securities and Exchange Commission on Form 8-A/A on October 29, 1999.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
      Number     Exhibit Title
      -------    -------------
      27.1       Financial Data Schedule

(b) Reports on Form 8-K

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


                                               METACREATIONS CORPORATION
                                               (Registrant)



 Date:  November 12, 1999                      /s/ TERANCE A. KINNINGER
                                               -------------------------
                                               Terance A. Kinninger
                                               Sr. Vice President and
                                               Chief Financial Officer