Form 10-K405
period 1999-12-31
METACREATIONS CORP
filed 2000-03-30
CIK 919794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of March 15, 2000, there were outstanding 27,445,446 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $684,150,330.

                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           METACREATIONS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   16
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   52

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   52
Item 11.  Executive Compensation......................................   54
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   60
Item 13.  Certain Relationships and Related Transactions..............   60

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   65

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

ITEM 1. BUSINESS

THE COMPANY

     MetaCreations Corporation, a Delaware corporation ("MetaCreations" or the "Company") is a leading provider of e-commerce visualization solutions for the World Wide Web (the "Web" or the "Internet"). MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates International, Inc. ("Computer Associates"), was formed in July 1999. Metastream Corporation, which is 80% owned by MetaCreations and 20% owned by Computer Associates, is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Metastream technologies for e-commerce and the Web environment. In this regard, MetaCreations has granted to Metastream Corporation a non-exclusive license to use all of MetaCreation's technologies existing as of June 30, 1999, including the Metastream technologies. Metastream Corporation primary initiatives include:

     - Licensing technology for specific e-commerce visualization solutions;

     - Providing a full range of fee-based professional services for implementing 3D solutions;

     - Forging technological alliances with leading interactive agencies and web content providers; and

     - Maximizing market penetration and name recognition.

     In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Metastream technologies and to correspondingly divest itself of all its prepackaged graphics software products. Accordingly, the continuing operations of MetaCreations are focused exclusively on Metastream Corporation.

In connection with this decision in December 1999, the Company recorded a loss on disposal of discontinued operations of approximately $26.7 million, which is comprised of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business and severance and related benefits totaling approximately $2.8 million, and asset write-downs totaling approximately $23.9 million. The amounts the Company will ultimately realize upon divestiture of the discontinued business could differ materially in the near term from the amounts assumed in arriving at the loss on the disposal of the discontinued operations. The Company expects to complete the divestiture of the discontinued business by the end of the second quarter of 2000.

---------------

     Metastream is a registered trademark of the Company. This Form 10-K may also contain trademarks and tradenames of other companies.

MARKET OPPORTUNITY

     The number of Internet users has increased rapidly over the past several years. International Data Corporation estimates that the number of Internet users in the U.S. will increase from 82 million in 1999 to 179 million in 2003. The Company believes that as the number of Internet users increases, so will the number of users wanting to make purchases online. According to Jupiter Communications, over 10 million new shoppers purchased online during 1999, and over 85 million users will be buying online by 2003. Jupiter Communications also estimates that online shopping will reach $78.0 billion by 2003. Similarly, Forrester Research estimates that the e-commerce services market will increase from $10.6 billion in 1999 to $64.8 billion in 2003.

     The Company believes it is well positioned to capitalize on the growth in online commerce and to offer online merchants a means to engage the customer's attention and effectively communicate the features and benefits of their products. The Company believes that the single most important issue faced by online merchants is how to convert extremely high investments for capturing visitors into actual product sales. The Company believes that what the market really seeks is not just the ability to broadcast 3D models of products, but rather a platform that would provide:

     - Realistic product interaction;

     - Interoperability of all other media types required for compelling product displays (e.g., vector graphics, sound, animation, etc.);

     - Compression and security; and

     - Client-side data tracking of the use of downloaded page element.

     The Company believes that its Metastream solution meets all of these requirements.

THE METASTREAM STRATEGY

     The Company's ongoing strategy is centered on licensing Metastream technologies for specific e-commerce visualization solutions; providing a full range of fee-based professional services for implementing these 3D solutions; developing strategic alliances with market-leading technology companies, interactive agencies and Web content providers; and maximizing market penetration and name recognition.

  LICENSING METASTREAM TECHNOLOGIES

     Metastream, has become an industry-leading format for 3D over the Web largely due to its ability to stream graphics over the Web and then scale them to the power of the user's computer, without the need for any special server-side software. This fundamental aspect of Metastream makes it an ideal format for delivery of sophisticated product representations, since online merchants wish to publish their content in the highest possible resolution for advanced users, but still have that same file deliver a compelling presentation to users with less bandwidth and/or who are on slower machines. The Company's new licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000. The Company will offer a time-based license that will allow online Web sites to display Metastream 3.0 content for an annual or semi-annual license fee.

  PROVIDING PROFESSIONAL SERVICES

     The Company has assembled an experienced team of 3D artists, animators and engineers with backgrounds in broadcast, cinema, location-based entertainment and Web site projects. The Company believes, based on recent demand, that professional services will provide a significant revenue opportunity. The Company also expects the content creation group will serve as the training force for the interactive agencies and customers who do not wish to perform these functions themselves.

  DEVELOPING STRATEGIC ALLIANCES

     Historically, the Company has entered into marketing, distribution and licensing agreements related to certain of its technologies, including Metastream. The Company believes that such agreements have allowed it to more effectively create market demand and acceptance for its technologies. Some of the companies who have entered into such agreements include Computer Associates, Eastman Kodak Company ("Kodak"), Intel Corporation ("Intel"), Microsoft Corporation ("Microsoft") and Minolta Co., Ltd. ("Minolta"). The Company expects to continue to develop strategic alliances with additional market-leading technology companies.

     The Company also intends to develop strategic relationships with interactive agencies and Web content providers. By developing a "VAR" relationship with interactive agencies, the Company can accelerate access to key customer targets and leverage an indirect sales force while minimizing sales and marketing expenses. Additionally, the Company intends to work with the major tools makers and other content creators to easily convert content into Metastream format, as with hardware manufacturers for the capture of 3D models, in order to create greater demand for Metastream licenses.

  MAXIMIZING MARKET PENETRATION AND NAME RECOGNITION

     The Company believes that it is the leading provider of Internet visualization technologies and services that enable online retailers to interactively present their products on the Internet. Since the development of the Metastream technology, the Company has sought to achieve rapid and broad adoption of the technology and strong name recognition. This strategy has been pursued through various means, such as offering its Metastream 2.0 licenses to various e-commerce sites free of charge, licensing certain of its technologies to industry-leading strategic partners such as Computer Associates, Intel, Kodak, Microsoft and Minolta and distributing the Metastream client-side viewer through a number of strategic partners, including Microsoft (Metastream services are available under the Direct Animation API included in Windows 98 SE and Windows 2000), Intel (through its Web Outfitter Service for Pentium III users) and Excite@Home (through its @Home 1.7 client software).

THE METASTREAM SOLUTION

  METASTREAM 2.0

     Metastream 2.0, the current version of Metastream, enables developers to author content to deliver high-quality 3D graphics over the Web. Metastream 2.0 content progressively streams and scales over the Web, adjusting to the performance of a user's particular computer system. Metastream 2.0 enables a site visitor to "pick up" a virtual product, manipulate it, examine it from any angle and zoom in on interesting features. To e-commerce sites, this ability yields increased visitor interest; to the site visitor, it provides higher quality and quantity of information about the product in less time while taking up less screen real estate than previous Web product displays such as static GIF and JPEG images. Metastream 2.0 scales content automatically to optimize its display on the user's machine, thus addressing the wide disparity in client-side rendering power, another hurdle to 3D content providers.

     The Metastream 2.0 client-side engine, which plugs into Microsoft Internet Explorer and Netscape Navigator, is available for download on both the Windows and Macintosh platforms at www.metastream.com. Additionally, the Metastream 2.0 viewer has been distributed directly by a number of strategic partners, including Microsoft (Metastream services are available under the Direct Animation API included in Windows 98 SE and Windows 2000), Intel and Excite@Home. The Company estimates that the installed base for Metastream 2.0 is between 35 million and 45 million.

     Companies and Web sites currently using Metastream 2.0 include CBS, Charles Tyrwhitt Shirts, JCrew, Lego Mindstorms, NASA, Sony Vaio Direct and Xtras Direct, Styleclick.com and the Warner Brothers Online Store.

  METASTREAM 3.0

     Metastream 3.0, which is expected to be launched at the end of the March 2000, will continue to provide the key benefits of Metastream 2.0, including its simple deployment without special server-side software. In addition, Metastream
3.0 will incorporate the following improvements:

     - High Fidelity Rendering. Utilizing technology contained in MetaCreations' graphics products, Metastream 3.0 provides realtime anti-aliasing and better lighting, shadow and reflection effects.

     - Real-time, Client Generated Animation. Metastream 3.0 provides client-driven interactivity, allowing users to try out product features as they would in a retail store. Client-side mouse movements are translated into appropriate product behaviors -- not merely triggering pre-scripted animations, but generating correct physical responses. For example, the doors of a car can open and close directly in response to mouse movements. This provides an important sense of user control that parallels the in-store experience.

     - 2D/3D Compression. Metastream 3.0 combines a new wavelet technology combined with MetaCreations' expertise with procedural textures to achieve high compression with minimal image degradation. As a result, 3D textured models can be generated from smaller files than traditional 2D JPEGs of the same product. Additionally, the compression benefits apply equally well to 2D image, panorama and object movie transmission.

     - Support for Other Media Types. Metastream 3.0 incorporates a proprietary compositing plane, which will allow the seamless integration of all major Web media types, such as vector graphics, audio and panoramas, drawn without a window anywhere on the screen. For example, a 3D product can be embedded inside a panoramic movie or a store scene, with the product features being displayed in vector graphics that pop up when the user rolls the mouse over the item. This kind of media integration can provide a far richer user experience than any single media type, and it offers the merchandiser a much broader technology palette from which to author Web pages.

     - Caching to Reduce Site Latency. Customers often complain that it takes too long to view various choices that a merchandiser is presenting, because each choice requires a new round-trip to the server and a new download. Metastream 3.0 reduces this delay, commonly referred to as site latency, by using a system that holds the user's likely next choices in the client-side cache, ready for instant display when selected by the user. Moreover, the cache can assemble products quickly, so that even when a trip to the server is required, only the differences between the object just seen and the next choice need be downloaded. This cache can be used to reduce site latency regardless of the media types employed.

     - DataTrack. Metastream 3.0 will contain DataTrack, a new feature which allows merchants to monitor aggregate user behavior through intermediate caches and across reseller sites. This data collection process would generally record behavior such as which product features have been accessed and for how long, but can also be customized to fit the needs of the merchant. The data, which is sent back to the Metastream Corporation server, can then be reported to the merchants to optimize their marketing.

     - PageLock. Metastream 3.0 also will contain PageLock, a security feature that allows site developers to "lock" content to a Web site to prevent unauthorized copying and use of virtual products by third parties. Users would only be able to view the content when they are live on the URL. This is a very important feature for companies seeking to protect their intellectual property rights or limiting redistribution of their content to approved sites.

     - Componentized Architecture. The Metastream 3.0 client-side software, or the "Hub," is only about 50 kilobytes in size and can be installed through a two-click download and approval process. The majority of the functions described above are written as separate components, which subsequently plug in to this Hub with no user disruption. Aside from smoothing the user experience, this architecture will allow a new component to be written and deployed based on individual merchant needs without the need to wait for a new product release.

     The Company believes that, with the incorporation of these features into Metastream 3.0, it will be able to provide online merchants with a complete solution to allow them to create a more compelling shopping narrative for their customers. Additionally, the Company believes that the clear benefit of Metastream 3.0 to online merchants will be that it will shorten the buying cycle and create more frequent and numerous return customers.

THE METASTREAM BUSINESS MODEL

  LICENSING REVENUES

     The majority of the Company's revenues from continuing operations have historically been from strategic partners. Specifically, revenues from Computer Associates and Intel accounted for 81% and 15% of total revenues, respectively, in 1999; revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998; and revenues from Real 3D Company accounted for 100% of total revenues in 1997. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000.

     Metastream 3.0 content will only display on the client-side if the Web site sending the content holds a valid key. The Company will offer these keys through a time-based license that will allow the Web site to display Metastream 3.0 content for an annual or semi-annual fee. A secondary license will also be offered to merchants who wish to broadcast content off of multiple Web sites. Additionally, to proliferate Metastream 3.0 and to provide broad access to this technology, free or reduced fee licenses may be offered to certain categories of customers. This revenue model should provide an annuity-like revenue stream from existing clients and the opportunity to scale income rapidly as new customers are acquired.

  SERVICES REVENUES

     The Company also expects to generate revenues from service fees related to content creation, Web site integration, custom engineering and general consulting services. The Company has assembled an experienced team of 3D artists, animators and engineers with backgrounds in broadcast, cinema, location-based entertainment and Web site projects. The Company believes, based on recent demand, that professional services will provide a significant revenue opportunity. The Company also expects the content creation group will serve as the training force for the interactive agencies and customers who do not wish to perform these functions themselves.

  MARKETING AND PROMOTION

     The Company's marketing strategy is based on promoting the Metastream brand, increasing adoption of the Metastream solution by online merchants, developing strategic relationships with key business partners and developing incremental licensing and service revenue opportunities. In connection with this strategy, Metastream Corporation recently hired a Chief Marketing Officer, a Vice President, Marketing and a Vice President, Client Services and anticipates the hiring of additional marketing, sales and public relations personnel over the next several quarters.

     A very important aspect of the Company's business model is the use of intermediaries, such as interactive and traditional advertising agencies, who already have key relationships with target clients. As part of a "VAR" relationship with these agencies, MetaCreations will provide them with authoring tools, including the Company's proprietary 3D capture technologies, and also with training and support. The agencies will be entitled to a reseller fee for each license that they place. This will allow the Company to accelerate access to key customer targets and leverage a huge indirect sales force while minimizing sales and marketing expenses.

     A second indirect sales force the Company intends to leverage is that of the major tools makers. The Company intends to work with the major tools makers and other content creators to easily convert content into Metastream format, as with hardware manufacturers for the capture of 3D models, in order to create greater demand for Metastream licenses. Additionally, because of its ability to integrate multiple Web media types, Metastream 3.0 will enhance the value of any given toolset and the sales force of these major tools makers and content creators will be incented to promote Metastream 3.0.

     Historically, the Company has entered into marketing, distribution and licensing agreements related to certain of its technologies, including Metastream. The Company believes that such agreements have allowed it to more effectively create market demand and acceptance for its technologies. Some of the companies who have entered into such agreements include Computer Associates, Kodak, Intel, Microsoft and Minolta.

  PRODUCT DEVELOPMENT

     The Company's principal current product development efforts are focused on the development of Metastream and other complementary technologies. From time to time, the Company may also acquire basic software technologies that it considers complementary to its Metastream solution.

     The Company's growth will be dependent upon the introduction of new products, technologies and services and future enhancements to existing products and technologies. Any such new products, technologies or enhancements may not achieve market acceptance. In addition, the Company has in the past experienced delays in the development of new products, technologies and enhancements, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products, technologies or enhancements in a timely manner, this inability could have a material adverse effect on the Company's business. In particular, the introductions of new products, technologies and enhancements, are subject to the risk of development delays. Any delay in the availability of new products, technologies and enhancements could have a material adverse effect on the Company's business.

     The Company's research and development expenses were approximately $2.8 million, $1.6 million, and $2.4 million for 1999, 1998 and 1997, respectively. The Company anticipates the hiring of additional engineers in connection with its continued product development efforts, which will result in increased research and development expenses.

COMPETITION

     The e-commerce market is new, rapidly evolving and intensely competitive. As a result, online merchants are looking for ways to differentiate themselves from their competition. Accordingly, various companies are developing new technologies, which may give the online merchants this competitive advantage. The Company's current competitors include:

     - Cycore AB (Cult3D);

     - Flatland Online, Inc. (3DML);

     - IBM Corporation (Hotmedia);

     - Macromedia, Inc.;

     - Oz.Com (Fluid3D -- in conjunction with RealNetworks, Inc.'s G2 media player);

     - Shells Interactive Ltd. (3D Dreams -- in conjunction with Macromedia, Inc.'s Shockwave);

     - Virtue 3D, Inc. (Virtuoso); and

     - WebGlide, Inc. (Utopia -- in conjunction with RealNetworks, Inc.'s G2 media player).

     Some of the Company's competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business would be harmed.

     A variety of other possible actions by the Company's competitors could also have a material adverse effect on the Company's business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants with opportunities to obtain a substantial market share in the Company's markets.

     The Company's competitors may be able to develop products or technologies comparable or superior to those of the Company, or may be able to develop new products or technologies more quickly. The Company also faces competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to or incompatible with the Company's products and technologies. Such competition would adversely affect the Company's business.

INTELLECTUAL PROPERTY

     The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, propriety technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, partners, customers and other to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as trademarks, technology or copyrighted material, to third parties.

EMPLOYEES

     As of March 15, 2000, Metastream Corporation had 40 full time employees, including 21 in sales and marketing; 16 in research, development and quality assurance; and 3 in administration. In the aggregate, the Company had 130 full time employees, including 42 in sales and marketing; 61 in research, development and quality assurance; and 27 in finance and administration. The Company also employs independent contractors. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

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

  WE HAVE A LIMITED OPERATING HISTORY THAT MAKES AN EVALUATION OF OUR BUSINESS DIFFICULT

     We have been developing e-commerce visualization solutions for the Web since our acquisition of Real Time Geometry Corp. in December 1996. Additionally, the e-commerce market is relatively new and evolving rapidly. Accordingly, we have a relatively short operating history in this market upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage online companies, including, but not limited to:

     - We have an evolving and unpredictable business model;

     - We face intense competition;

     - We must establish and develop broad market acceptance of our products, technologies and services;

     - We must continue to develop new products, technologies and enhancements;

     - We must respond quickly to rapidly changing market developments, customer demands and industry standards;

     - We must attract, train and retain qualified employees; and

     - We must effectively manage our growth.

     If we are not successful in addressing these risks and challenges, we will not be able to grow our business, compete effectively or achieve profitability.

  WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

     We have had significant quarterly and annual operating losses since our inception, and as of December 31, 1999, we had an accumulated deficit of approximately $79.2 million. We have recently announced our decision to divest ourselves of all our prepackaged graphics software products and focus exclusively on our industry-leading, patented e-commerce visualization solution, Metastream. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

  OUR FUTURE REVENUES MAY BE UNPREDICTABLE AND MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE

     As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, we may be unable to forecast our quarterly and annual revenues accurately. If our future quarterly operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely drop. Our quarterly operating results have fluctuated significantly in the past and may continue to fluctuate in the future as a result of many factors, including:

     - Ability to retain existing customers, attract new customers, and satisfy our customers' demands;

     - Market acceptance of our products, technologies and services;

     - Introduction or enhancement of new products, technologies or services by us or our competitors;

     - Changes in prices for our products, technologies and services or our competitors' products, technologies and services;

     - Changes in usage of the Internet and online services and consumer acceptance of the Internet and e-commerce;

     - Costs of litigation and intellectual property protection;

     - Growth in Internet use;

     - Emergence of new competition;

     - Varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure; and

     - Technical difficulties with our technologies.

     Based on these factors, we believe our revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future results.

     Additionally, in connection with our decision to focus exclusively on e-commerce visualization, we decided to no longer focus on one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years. If we are unable to implement this broadcast licensing model on a timely basis, if at all, our business would be harmed.

     Our staffing and other operating expenses are based in large part on anticipated revenues. It would be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

  OUR STOCK PRICE IS VOLATILE AND MAY CONTINUE TO FLUCTUATE IN THE FUTURE

     The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

     - Our historical and anticipated operating results;

     - General market and economic conditions;

     - Our announcement of new products, technologies or services;

     - Actual or anticipated fluctuations in our operating results; and

     - Developments regarding our products, technologies or services, or those of our competitors.

     In addition, the stock market has experienced extreme price and volume fluctuations in recent months. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly Internet companies. These broad market and industry fluctuations may adversely affect the market price of our common stock. As a result, the market price of our common stock may continue to fluctuate.

  IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMERCE MEDIUM, DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES MAY DECLINE SIGNIFICANTLY

     The market for our products, technologies and services is new and evolving rapidly. Growth in this market depends on increased use of the Internet for e-commerce. If the Internet is not adopted as a method for e-commerce, or if the adoption rate slows, the market for our products, technologies and services may not grow, or may develop more slowly than expected.

     We believe that increased Internet use may depend on the availability of greater bandwidth or data transmission speeds or on other technological improvements, and we are largely dependent on third party companies to provide or facilitate these improvements. Changes in content delivery methods and emergence of new Internet access devices such as TV set-top boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide a more efficient method for transferring data than streaming media.

     The e-commerce market is relatively new and evolving. Licensing of our products and technologies depends in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more "traffic" over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet.

  OUR MARKET IS CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY, AND IF WE DO NOT RESPOND IN A TIMELY MANNER, OUR PRODUCTS AND TECHNOLOGIES MAY NOT SUCCEED IN THE MARKETPLACE

     The market for e-commerce visualization is characterized by rapidly changing technology. As a result, our success depends substantially upon our ability to continue to enhance our products and technologies and to develop new products and technologies that meet customers' increasing expectations. Additionally, we may not be successful in developing and marketing enhancements to our existing products and technologies or introducing new products and technologies on a timely basis. Our new or enhanced products and technologies may not succeed in the marketplace.

     We expect our research and development expenditures will increase in the future. If our increased research and development spending is not accompanied by increased revenues, our business would be harmed.

  POTENTIAL DELAYS IN PRODUCT RELEASES COULD HARM OUR BUSINESS

     We also depend upon internal efforts for the development of new products, technologies and enhancements. In the past, we have had delays in the development of new products, technologies and enhancements. We may experience similar delays in the future, which would harm our business.

  UNDETECTED ERRORS IN OUR PRODUCTS AND TECHNOLOGIES COULD RESULT IN ADVERSE PUBLICITY, REDUCED MARKET ACCEPTANCE OR LAWSUITS BY CUSTOMERS

     We offer complex software products and technologies, which may contain undetected errors. If errors are found in our products or technologies after we have commercially released them, we could likely experience adverse publicity, reduced market acceptance or lawsuits by customers. This would adversely affect our business.

  WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

     Our success and ability to compete partly depend on the uniqueness or value of our products and technologies. We rely on a combination of copyright, trademark, patent, trade secret laws, employee and third-party nondisclosure agreements and exclusive contracts to protect our intellectual and proprietary rights, products, and technologies. Policing unauthorized use of our products and technologies is difficult and the steps we take may not prevent the misappropriation or infringement of technology or proprietary rights. In addition, litigation may be necessary to enforce our intellectual property rights. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, any of which would adversely impair our business.

     Our products and technologies may be the subject of infringement claims in the future. This could result in costly litigation and could require us to obtain a license to the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot obtain necessary licenses on reasonable terms, our business would be adversely affected.

  SECURITY RISKS COULD LIMIT THE GROWTH OF E-COMMERCE AND EXPOSE US TO LITIGATION OR LIABILITY

     E-commerce depends on the ability to transmit confidential information securely over public networks. Any compromise of our customers' ability to transmit confidential information securely could harm our business. Online transmissions are subject to the following risks, among others:

     - Encryption and authentication technology may be subject to events or developments that could compromise or breach the security of customer information;

     - A third party could circumvent security measures and misappropriate proprietary information or interrupt operations;

     - Credit card companies could restrict online credit card transactions; or

     - Security breaches could damage our or our customers' reputation and expose us to litigation or liability.

  INCREASING GOVERNMENT REGULATION COULD INCREASE OUR COST OF DOING BUSINESS OR INCREASE OUR LEGAL EXPOSURE

     We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to the Internet in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.

  WE MAY NEED TO ENTER INTO BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS

     We may expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

     - Difficulty assimilating the operations, technology and personnel of the combined companies;

     - Disruption of our ongoing business;

     - Problems retaining key technical and managerial personnel;

     - Expenses associated with amortization of goodwill and other purchased intangible assets;

     - Additional operating losses and expenses of acquired businesses; and

     - Impairment of relationships with existing employees, customers and business partners.

     If we enter into such business combinations and strategic alliances and are not successful in addressing these risks, our business would be adversely affected.

  THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR BUSINESS

     We depend on the continued employment of our senior executive officers and other key management personnel. We do not have any long-term employment agreements with any of our key personnel, and we do not have "key person" life insurance policies. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

     During December 1999, our previous President and Chief Executive Officer, Gary Lauer, resigned. Mark Zimmer, previously President of MetaCreations' business graphics division, was appointed President and Chief Executive Officer. Additionally, Robert Rice, President of Metastream Corporation, was also appointed Chief Executive Officer of Metastream Corporation in December 1999. In addition, in connection with our recent restructuring, several senior-level management personnel left our Company. As a result of the shifting of our operations to our MetaStream Corporation subsidiary, Metastream Corporation has recently hired a Chief Marketing Officer, a Vice President, Marketing and a Vice President, Client Services. Metastream Corporation is currently seeking to hire a Chief Financial Officer. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

  OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, HIRE, TRAIN AND RETAIN HIGHLY QUALIFIED EMPLOYEES

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

     Additionally, in order to attract and retain employees in the past, we have granted options to purchase shares of common stock to employees at an exercise price below the fair value of the common stock on the date of grant. As a result, we have had to record deferred compensation related to the intrinsic value of the option. This deferred compensation is amortized over the vesting period of applicable options, which is generally four years, resulting in a non-cash charge to earnings over the related vesting period. If we have to issue additional options at an exercise price below the fair value of the common stock on the date of grant, our business would be adversely affected.

ITEM 2. PROPERTIES

     The Company leases approximately 12,000 square feet of space in a 24-story building in New York City, New York. This office, which will open at the end of March 2000, will house substantially the entire Company by the end of June 2000. The lease agreement expires in February 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available to provide for anticipated growth.

     The Company's corporate office consists of approximately 42,000 square feet of leased space in two one-story buildings in Carpinteria, Santa Barbara County, California. This space houses substantially all of the Company's general and administrative personnel as well as a portion of its sales and marketing and research and development personnel. The lease agreements expire in December 2007 and September 2008, if not renewed. As the Company is relocating to its new offices in New York City, the Company is in the process of subletting this office space.

     The Company also leases approximately 30,000 square feet of office space in Scotts Valley, California, pursuant to a lease agreement which expires in September 2003. This space houses a significant portion of the Company's sales and marketing and research and development personnel. The lease provides for two options to extend the term of the lease for three years each. As the Company is relocating to its new offices in New York City, the Company is in the process of subletting this office space.

     The Company leases approximately 13,000 square feet of office space in Princeton and Short Hills, New Jersey, pursuant to lease agreements, which expire in November 2001 and May 2000, respectively. As the Company is relocating to its new offices in New York City, the Company will not renew these leases.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock, $0.001 par value, began trading over the counter in December 1995, and is quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "MCRE." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the Nasdaq National Market System:

                                                               HIGH      LOW
                                                              ------    -----
1999
4th Quarter.................................................  $ 8.94    $5.06
3rd Quarter.................................................    7.25     5.13
2nd Quarter.................................................    7.38     4.56
1st Quarter.................................................    8.88     5.75
1998
4th Quarter.................................................  $ 8.06    $3.06
3rd Quarter.................................................    5.63     3.03
2nd Quarter.................................................   12.19     4.63
1st Quarter.................................................   10.75     6.38

HOLDERS

     As of March 15, 2000, there were approximately 400 holders of record of the Company's common stock.

DIVIDENDS

     The Company has not paid any cash dividends on its capital stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                 YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1999        1998       1997       1996       1995
                                                   --------    --------    -------    -------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues.....................................  $ 10,179    $  3,001    $ 1,262    $    --    $    --
Operating expenses:
  Sales and marketing (excluding stock-based
    compensation totaling $251 in 1999)..........     2,567         981        624         --         --
  Research and development (excluding stock-based
    compensation totaling $905 in 1999)..........     2,816       1,584      2,357         --         --
  General and administrative (excluding
    stock-based compensation totaling $942 in
    1999)........................................     4,148       4,409      3,471         --         --
  Stock-based compensation.......................     2,098          --         --         --         --
                                                   --------    --------    -------    -------    -------
         Total operating expenses................    11,629       6,974      6,452         --         --
                                                   --------    --------    -------    -------    -------
Loss from operations.............................    (1,450)     (3,973)    (5,190)        --         --
Other income.....................................     2,206       2,618      3,157         --         --
                                                   --------    --------    -------    -------    -------
Income (loss) before provision for income
  taxes..........................................       756      (1,355)    (2,033)        --         --
Provision for income taxes.......................        --          --         --         --         --
                                                   --------    --------    -------    -------    -------
Net income (loss) before minority interest.......       756      (1,355)    (2,033)        --         --
Minority interest in loss of subsidiary..........       684          --         --         --         --
                                                   --------    --------    -------    -------    -------
Net income (loss) from continuing operations.....     1,440      (1,355)    (2,033)        --         --
Discontinued operations(1):
  Loss from discontinued operations..............   (14,731)    (18,476)    (6,145)    (7,650)     2,426
  Loss on disposal of discontinued operations....   (26,741)         --         --         --         --
                                                   --------    --------    -------    -------    -------
         Net loss from discontinued operations...   (41,472)    (18,476)    (6,145)    (7,650)     2,426
                                                   --------    --------    -------    -------    -------
Net income (loss)................................  $(40,032)   $(19,831)   $(8,178)   $(7,650)   $ 2,426
                                                   ========    ========    =======    =======    =======
Net income (loss) applicable to common
  stockholders...................................  $(40,032)   $(19,831)   $(8,178)   $(7,650)   $ 2,337
                                                   ========    ========    =======    =======    =======
Basic net income (loss) per common share:
  Net income (loss) per common share from
    continuing operations........................  $   0.06    $  (0.06)   $ (0.09)   $    --    $    --
  Net loss per common share from discontinued
    operations...................................     (1.69)      (0.78)     (0.27)     (0.37)      0.18
                                                   --------    --------    -------    -------    -------
  Net income (loss) per common share.............  $  (1.63)   $  (0.83)   $ (0.36)   $ (0.37)   $  0.18
                                                   ========    ========    =======    =======    =======
Diluted net income (loss) per common share:
  Net income (loss) per common share from
    continuing operations........................  $   0.06    $  (0.06)   $ (0.09)   $    --    $    --
  Net loss per common share from discontinued
    operations...................................     (1.60)      (0.78)     (0.27)     (0.37)      0.15
                                                   --------    --------    -------    -------    -------
  Net income (loss) per common share.............  $  (1.55)   $  (0.83)   $ (0.36)   $ (0.37)   $  0.15
                                                   ========    ========    =======    =======    =======
Weighted average number of shares outstanding:
  Basic..........................................    24,581      23,779     22,965     20,590     12,987
                                                   ========    ========    =======    =======    =======
  Diluted........................................    25,856      23,779     22,965     20,590     15,267
                                                   ========    ========    =======    =======    =======

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                     -------    -------    -------    -------    -------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments......................................  $37,316    $46,335    $50,002    $66,293    $77,721
Working capital....................................   32,826     60,201     77,677     79,254     80,135
Total assets.......................................   50,593     77,965     97,257     97,935     95,017
Stockholders' equity...............................   34,225     69,030     87,242     86,112     82,916

---------------
(1) In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Metastream technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as loss from discontinued operations for the years ended December 31, 1995 through 1999.

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

OVERVIEW

     MetaCreations, a Delaware corporation, was formed in May 1997 as a result of the merger of MetaTools, Inc. and Fractal Design Corporation, and includes the acquisitions of Real Time Geometry Corp. in December 1996, Specular International. Ltd. in April 1997, Canoma, Inc. in December 1998, RAYflect S.A. in June 1999, as well as the previous merger of Fractal and Ray Dream, Inc. in May 1996. The financial results for 1995 and 1996 include the pooled financial statements of MetaTools, Inc., Fractal Design Corporation, and Ray Dream, Inc.

     MetaCreations is a leading provider of e-commerce visualization solutions for the World Wide Web. MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates, was formed in July 1999. Metastream Corporation, which is 80% owned by MetaCreations and 20% owned by Computer Associates, is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Metastream technologies for e-commerce and the Web environment. Metastream Corporation's primary initiatives include:

     - Licensing technology for specific e-commerce visualization solutions;

     - Providing a full range of fee-based professional services for implementing 3D solutions;

     - Forging technological alliances with leading interactive agencies and web content providers; and

     - Maximizing market penetration and name recognition.

     In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Metastream technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Accordingly, the continuing operations of MetaCreations are focused exclusively on Metastream Corporation.

     In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage online companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of December 31, 1999, had an accumulated deficit of approximately $79.2 million.

     MetaCreations believes that its success will depend largely on its ability to extend its technology and market leadership in e-commerce visualization. Accordingly, MetaCreations intends to invest heavily in research and development and sales and marketing. MetaCreations has experienced significant percentage growth in net revenues. However, these revenues have been primarily from one-time technology licenses from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company has decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years. See "Additional Factors Affecting Future Results."

OPERATING RESULTS

     The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
STATEMENT OF OPERATIONS DATA
Net revenues................................................   100.0%    100.0%    100.0%
Operating expenses:
  Sales and marketing.......................................    25.2      32.7      49.4
  Research and development..................................    27.7      52.8     186.8
  General and administrative................................    40.8     146.9     275.0
  Stock-based compensation..................................    20.6        --        --
                                                              ------    ------    ------
          Total operating expenses..........................   114.2     232.4     511.3
                                                              ------    ------    ------
Income (loss) from operations...............................   (14.2)   (132.4)   (411.3)
Other income................................................    21.7      87.2     250.2
                                                              ------    ------    ------
Income (loss) before provision for income taxes.............     7.4     (45.2)   (161.1)
Provision for income taxes..................................      --        --        --
                                                              ------    ------    ------
Net income (loss) before minority interest..................     7.4     (45.2)   (161.1)
Minority interest in loss of subsidiary.....................     6.7        --        --
                                                              ------    ------    ------
Net income (loss) from continuing operations................    14.1     (45.2)   (161.1)
Discontinued operations:
  Loss from discontinued operations.........................  (144.7)   (615.7)    486.9
  Loss on disposal of discontinued operations...............  (262.7)       --        --
                                                              ------    ------    ------
          Net loss from discontinued operations.............  (407.4)   (615.7)    486.9
                                                              ------    ------    ------
Net income (loss)...........................................  (393.3)%  (660.8)%  (648.0)%
                                                              ======    ======    ======

NET REVENUES

                                     1999      % CHANGE     1998     % CHANGE     1997
                                    -------    --------    ------    --------    ------
                                                  (DOLLARS IN THOUSANDS)
Net revenues......................  $10,179      239%      $3,001      138%      $1,262

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) is allocated to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Revenue from software licenses is recognized when a contract has been executed, there is reasonable assurance regarding the collectability of the corresponding receivable, persuasive evidence of an arrangement exists and the fee is fixed and determinable. If the Company anticipates providing ongoing support in the form of future upgrades, enhancements or other services over the term of the contract, revenue is recognized on a straight-line basis over the term of the contract.

     Service revenue, which consist of fees from professional services, is recognized when the service is performed. To date, service revenue has not been significant.

     Net revenues primarily consist of one-time licenses for Metastream and related technologies from a limited number of strategic partners. Specifically, revenues from Computer Associates and Intel accounted for 81% and 15% of total revenues, respectively, in 1999; revenue from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998; and revenues from Real 3D Company accounted for 100% of total revenues in 1997. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

  SALES AND MARKETING

                                         1999     % CHANGE    1998    % CHANGE    1997
                                        ------    --------    ----    --------    ----
                                                    (DOLLARS IN THOUSANDS)
Sales and marketing...................  $2,567      162%      $981       57%      $624
  As % of net revenues................      25%                 33%                 49%

     Sales and marketing expenses consist primarily of salaries, sales commissions, consulting fees, advertising and required facilities costs related to sales, marketing, business development, Web services and public relations personnel who promote the Company's products, technologies and services. The 162% increase in sales and marketing expenses in 1999 is primarily due to increased salaries, consulting fees, and related travel and facilities expenses in connection with the expansion of the Company's sales, Web services and public relations departments. The 57% increase in sales and marketing expenses in 1998 primarily relates to increased salaries, consulting fees and travel expenses in connection with the expansion of the Company's business development group. The Company is continuing to expand its sales and marketing presence and, accordingly, expects sales and marketing expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

  RESEARCH AND DEVELOPMENT

                                      1999     % CHANGE     1998     % CHANGE     1997
                                     ------    --------    ------    --------    ------
                                                   (DOLLARS IN THOUSANDS)
Research and development...........  $2,816       78%      $1,584      (33)%     $2,357
  As % of net revenues.............      28%                   53%                  187%

     Research and development expenses consist primarily of salaries, consulting fees, and required equipment and facilities costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally-developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     The 78% increase in research and development expenses is primarily due to increases in internal development personnel, consulting fees and related travel and facilities expenses in connection with the development of Metastream 3.0. The 33% decrease in research and development expenses is primarily due to the downsizing and refocusing of the Company's research and development departments at the end of 1997 and the beginning of 1998. The Company expects research and development expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

  GENERAL AND ADMINISTRATIVE

                                      1999     % CHANGE     1998     % CHANGE     1997
                                     ------    --------    ------    --------    ------
                                                   (DOLLARS IN THOUSANDS)
General and administrative.........  $4,148       (6)%     $4,409       27%      $3,471
  As % of net revenues.............      41%                  147%                  275%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal and accounting fees and insurance expense. The 6% decrease in general and administrative expenses in 1999 was primarily attributed to one-time expenses in 1998 in connection with the recruiting and relocation of a new chief executive officer in February 1998, as well as consulting costs related to the preparation of the Company's 1998 strategic plan. This decrease in expenses in 1999 was partially offset by increased general and administrative expenses resulting from the formation of Metastream Corporation in July 1999. The 27% increase in general and administrative expenses in 1998 relates to the increased recruiting and relocation and consulting costs. As the Company divests itself of its prepackaged software business, it expects that its corporate overhead will decrease, resulting in a corresponding decrease in general and administrative expenses, which may vary as a percentage of net revenues.

  STOCK-BASED COMPENSATION

                                           1999     % CHANGE    1998    % CHANGE    1997
                                          ------    --------    ----    --------    ----
                                                      (DOLLARS IN THOUSANDS)
Stock-based compensation................  $2,098      100%      $--        --%      $--
  As % of net revenues..................      21%                --%                 --%

     In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $5.6 million in 1999. This deferred compensation represented the difference between the deemed fair value of Metastream Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation, which is included in minority interest in the Company's consolidated balance sheets, is amortized over the vesting period of the applicable options, which is generally four years. Stock-based compensation expense of $2.1 million was recognized during the year ended December 31, 1999.

  OTHER INCOME

                                      1999     % CHANGE     1998     % CHANGE     1997
                                     ------    --------    ------    --------    ------
                                                   (DOLLARS IN THOUSANDS)
Other income.......................  $2,206      (16)%     $2,618      (17)%     $3,157

     Other income primarily consists of interest and investment income on cash and marketable securities. Other income decreased 17% in 1998 and 16% in 1999 as a result of decreased cash balances and short-term investments. Other income may vary in the future based upon the timing of the receipt of proceeds from the divestiture of the prepackaged graphics software products and from the exercise of stock options, in addition to cash provided by or used in the future operations of the Company.

  PROVISION FOR INCOME TAXES

     The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because of its historical operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability, particularly in light of the Company's change in strategic focus. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal purposes and 2001 for state purposes, may be subject to certain limitations under Section 382 of the Internal Revenues Code of 1986, as amended.

  MINORITY INTEREST

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates, was formed in July 1999. For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Computer Associate's 20% interest in Metastream Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses therefrom have been reported as minority interest in the Company's consolidated statements of operations.

  DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented e-commerce visualization solution, Metastream, and to correspondingly divest itself of all its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying statements of operations.

     The loss on disposal of discontinued operations, which totaled approximately $26.7 million for the year ended December 31, 1999, consists of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business and severance and related benefits totaling approximately $2.8 million, and asset write-downs totaling approximately $23.9 million. The amounts the Company will ultimately realize upon divestiture of the discontinued business could differ materially in the near term from the amounts assumed in arriving at the loss on the disposal of the discontinued operations.

     Operating results from discontinued operations were as follows (in thousands):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net revenues................................................  $ 35,079    $ 39,842    $67,812
Cost of revenues............................................     6,339       7,007     11,859
                                                              --------    --------    -------
  Gross profit..............................................    28,740      32,835     55,953
Operating expenses Sales and marketing......................    25,022      27,699     31,419
  Research and development..................................    13,691      14,207     11,765
  General and administrative................................     4,758       2,453      2,939
  Costs associated with mergers, acquisitions and
     restructurings.........................................        --       7,305     16,185
                                                              --------    --------    -------
          Total operating expenses..........................    43,471      51,664     62,308
                                                              --------    --------    -------
Loss before benefit for income taxes........................   (14,731)    (18,829)    (6,355)
Benefit for income taxes....................................        --        (353)      (210)
                                                              --------    --------    -------
Loss from discontinued operations...........................  $(14,731)   $(18,476)   $(6,145)
                                                              ========    ========    =======

  YEAR 2000 RISKS

     Background

     Many currently installed computer systems and software products are coded to accept only two digit entries for the year in the date code field. Beginning in the year 2000, these date code fields needed to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, over the past year, computer systems and software used by many companies were upgraded to comply with such "Year 2000" requirements. The Year 2000 problem could have affected computers, software and other equipment used, operated, or maintained by us, our business partners, our suppliers and our customers.

     Project

     We identified potential Year 2000 risks in five categories:

         (1) Internal business software and systems;

         (2) Systems other than information technology systems ("non-IT systems");

         (3) Software products we sell to customers;

         (4) Third party distributors of our products; and

         (5) Third party suppliers of products and services to us.

     Our Year 2000 project included the following phases for the first three categories above:

         (1) Inventorying Year 2000 items;

         (2) Assessing Year 2000 compliance for items determined to be material;

         (3) Assigning priorities to identified items;

         (4) Implementing remediation plans for items determined to be material and not Year 2000 compliant;

         (5) Re-testing items for which corrections have been implemented; and

         (6) Developing contingency plans.

     With respect to the our third-party distributors and suppliers, our Year 2000 project consisted of the following phases:

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

     Assessment

     Internal business software and systems consisted primarily of our business information system, which is based in the United States and services our worldwide operations. During 1997, we completed implementation of a Year 2000 compliant enterprise-wide information system. Additionally, during 1999, we completed all six phases of the Year 2000 project related to our mission critical business systems. With the implementation of our new information system and modification to existing software, we have not experienced any Year 2000 complications.

     We were advised by our suppliers of non-IT systems, which primarily consist of environmental systems such as fire suppression, air conditioning and heating, and security systems at various buildings we occupy, that such systems were Year 2000 compliant. We have not experienced any Year 2000 complications related to our suppliers of non-IT systems.

     The software products and technologies that we sell to customers are not date-sensitive. As a result, we believe that the current versions of our products and technologies are Year 2000 compliant. We have not experienced any Year 2000 complications related to our software products and technologies.

     We contract with third parties for the manufacture and distribution of our products. As a result, we maintain ongoing communications with our key suppliers and distributors and monitored the status of their Year 2000 readiness. We also completed the four phases of our Year 2000 project related to our key suppliers and distributors. We have not experienced any Year 2000 complications related to our key suppliers and distributors.

     Costs

     The balance of the effort for our Year 2000 project was completed by employees whose costs for this project were not tracked separately. The costs for our Year 2000 project was not material to our business, financial position, results of operations, or cash flows.

     Risks

     We have not experienced any Year 2000 complications. However, there can be no assurance that our internal business software and systems, Non-IT systems, software products and technologies we sell to customers, third party distributors of our products and third party suppliers of products and services to us contain all date code changes necessary to prevent processing errors potentially arising from future calculations using the Year 2000 date. If subsequent Year 2000 failures occur, our business, financial position, results of operations, or cash flows could be materially affected.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $37.3 million at December 31, 1999, down from $46.3 million at December 31, 1998 and $50.0 million at December 31, 1997. Net cash used in operating activities of the Company totaled $8.4 million for 1999, compared to net cash provided by operating activities of $498,000 for 1998 and net cash used in operating activities of $12.0 million for 1997. Net cash used in operating activities in 1999 primarily resulted from $9.7 million of net cash used for discontinued operations, a $3.1 million increase in accounts receivable, offset in part by a $2.1 million non-cash stock-based compensation charge. Net cash provided by operating activities in 1998 primarily resulted from $1.2 million of net cash used for discontinued operations, less $1.2 million of depreciation and amortization expense. Net cash used in operating activities in 1997 primarily resulted from $9.1 million of net cash used for discontinued operations and a $1.0 million increase in accounts receivable. Net cash provided by (used in) investing activities totaled ($7.6) million, $6.4 million and $(1.5) million for 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 primarily resulted from $2.8 million of net purchases of short-investments and $4.5 million of net cash used for discontinued operations. Net cash provided by investing activities in 1998 primarily resulted from $10.3 million of net proceeds from maturities of short-term investments, net of $3.8 million of net cash used for discontinued operations. Net cash used in investing activities in 1997 primarily resulted from $4.3 million of net purchases of short-term investments, net of $5.0 million of net cash used for discontinued operations. Net cash provided by (used in) financing activities totaled $4.2 million, $(310,000) and $1.6 million for 1999, 1998 and 1997, respectively. Cash provided by financing activities in 1999 primarily resulted from $4.0 million of proceeds from the exercise of stock options. Cash used in financing activities in 1998 primarily resulted from $1.2 million in notes payable issued to stockholders, net of $840,000 of proceeds from the exercise of stock options. Cash provided by financing activities in 1997 primarily resulted from $1.9 million of proceeds from the exercise of stock options.

     The Company has a $3.0 million revolving line of credit with a bank. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable, as defined in the credit agreement. The Company was not in compliance with certain financial covenants at December 31, 1999. The Company intends to renew the credit agreement, which expires in March 2000. As of December 31, 1999, the Company had no outstanding borrowings under the line of credit and one outstanding letter of credit in the amount of $275,000, which expires in March 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe the compliance with the provisions of SAB No. 101 will have a material effect on the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and short-term investments. The Company does not have any derivative financial instruments as of December 31, 1999. Credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income investments that are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1. Index to Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS
Report of Independent Accountants...........................   24
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   25
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999...............   26
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999.....   27
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999...............   28
Notes to Consolidated Financial Statements..................   30

     2. Index to Financial Statement Schedules

     The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the financial statements and notes thereto:

                                                              PAGE
                                                              ----
SCHEDULES
Report of Independent Accountants on Financial Statement
  Schedule..................................................   50
Schedule II -- Valuation and Qualifying Accounts............   51

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
MetaCreations Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of MetaCreations Corporation and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
February 2, 2000

                           METACREATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  4,480    $ 16,297
  Short-term investments....................................    32,836      30,038
  Accounts receivable (Notes 9 and 16)......................     3,999         913
  Prepaid expenses..........................................       763         735
  Current assets related to discontinued operations (Note
     3).....................................................     4,702      21,153
                                                              --------    --------
          Total current assets..............................    46,780      69,136
Property and equipment, net.................................       614         725
Other assets................................................     1,225         510
Non-current assets related to discontinued operations (Note
  3)........................................................     1,974       7,594
                                                              --------    --------
          Total assets......................................  $ 50,593    $ 77,965
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    224    $    162
  Accrued expenses..........................................     1,899       1,578
  Current liabilities related to discontinued operations
     (Note 3)...............................................     9,178       7,195
  Provision for loss on disposal of discontinued operations
     (Note 3)...............................................     2,653          --
                                                              --------    --------
          Total current liabilities.........................    13,954       8,935

Minority interest...........................................     2,414          --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares
     authorized -- none issued and outstanding at December
     31, 1999 and 1998......................................        --          --
  Common stock, $.001 par value; 75,000 shares
     authorized -- 25,496 and 24,243 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................        25          24
  Paid-in capital...........................................   118,040     112,829
  Cumulative translation adjustment.........................      (137)       (128)
  Notes receivable from stockholders........................    (4,467)     (4,491)
  Accumulated deficit.......................................   (79,236)    (39,204)
                                                              --------    --------
          Total stockholders' equity........................    34,225      69,030
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 50,593    $ 77,965
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
Net revenues (Notes 9 and 16)...............................  $ 10,179    $  3,001    $ 1,262
Operating expenses:
  Sales and marketing (excluding stock-based compensation
     totaling $251 in 1999).................................     2,567         981        624
  Research and development (excluding stock-based
     compensation totaling $905 in 1999)....................     2,816       1,584      2,357
  General and administrative (excluding stock-based
     compensation totaling $942 in 1999)....................     4,148       4,409      3,471
  Stock-based compensation..................................     2,098          --         --
                                                              --------    --------    -------
          Total operating expenses..........................    11,629       6,974      6,452
                                                              --------    --------    -------
Loss from operations........................................    (1,450)     (3,973)    (5,190)
Other income................................................     2,206       2,618      3,157
                                                              --------    --------    -------
Income (loss) before provision for income taxes.............       756      (1,355)    (2,033)
Provision for income taxes..................................        --          --         --
                                                              --------    --------    -------
Income (loss) before minority interest......................       756      (1,355)    (2,033)
Minority interest in loss of subsidiary.....................       684          --         --
                                                              --------    --------    -------
Net income (loss) from continuing operations................     1,440      (1,355)    (2,033)
Discontinued operations:
  Loss from discontinued operations.........................   (14,731)    (18,476)    (6,145)
  Loss on disposal of discontinued operations...............   (26,741)         --         --
                                                              --------    --------    -------
     Net loss from discontinued operations..................   (41,472)    (18,476)    (6,145)
                                                              --------    --------    -------
Net loss....................................................  $(40,032)   $(19,831)   $(8,178)
                                                              ========    ========    =======
Basic net income (loss) per share:
  Net income (loss) per common share from continuing
     operations.............................................  $   0.06    $  (0.06)   $ (0.09)
  Net loss per common share from discontinued operations....     (1.69)      (0.78)     (0.27)
                                                              --------    --------    -------
  Net loss per common share.................................  $  (1.63)   $  (0.83)   $ (0.36)
                                                              ========    ========    =======
Diluted net income (loss) per share:
  Net income (loss) per common share from continuing
     operations.............................................  $   0.06    $  (0.06)   $ (0.09)
  Net loss per common share from discontinued operations....     (1.60)      (0.78)     (0.27)
                                                              --------    --------    -------
  Net loss per common share.................................  $  (1.55)   $  (0.83)   $ (0.36)
                                                              ========    ========    =======
Weighted average number of shares outstanding:
  Basic.....................................................    24,581      23,779     22,965
                                                              ========    ========    =======
  Diluted...................................................    25,856      23,779     22,965
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                SERIES A                                                     NOTES
                                             PREFERRED STOCK    COMMON STOCK                CUMULATIVE     RECEIVABLE
                                             ---------------   ---------------   PAID-IN    TRANSLATION       FROM
                                             SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    ADJUSTMENT    STOCKHOLDERS
                                             ------   ------   ------   ------   --------   -----------   ------------
Balances at December 31, 1996..............   --        $--    22,274    $22     $100,956      $(158)       $(3,000)

Issuance of common stock upon the exercise
  of stock options.........................   --        --        756      1        1,851         --             --
Issuance of common stock in connection with
  the employee stock purchase plan.........   --        --         29     --          245         --             --
Issuance of common stock in connection with
  the acquisition of Specular
  International, Ltd.......................   --        --        547      1        4,087         --             --
Tax benefit related to stock options.......   --        --         --     --        2,396         --             --
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................   --        --         --     --          361         --             --
Translation adjustment.....................   --        --         --     --           --         23             --
Interest on notes receivable from
  stockholders.............................   --        --         --     --           --         --           (170)
Adjustment to retained earnings as a result
  of business combination (Note 1).........   --        --         --     --           --         --             --
Net loss...................................   --        --         --     --           --         --             --
                                               --       --     ------    ---     --------      -----        -------

Balances at December 31, 1997..............   --        --     23,606     24      109,896       (135)        (3,170)

Issuance of common stock upon the exercise
  of stock options.........................   --        --        231     --          840         --             --
Issuance of common stock in connection with
  the employee stock purchase plan.........   --        --        106     --          404         --             --
Issuance of common stock in connection with
  the acquisition of Canoma, Inc...........   --        --        300     --        1,305         --             --
Tax benefit related to stock options.......   --        --         --     --          376         --             --
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................   --        --         --     --            8         --             --
Translation adjustment.....................   --        --         --     --           --          7             --
Issuance of notes receivable from
  stockholders.............................   --        --         --     --           --         --         (1,150)
Interest on notes receivable from
  stockholders.............................   --        --         --     --           --         --           (171)
Net loss...................................   --        --         --     --           --         --             --
                                               --       --     ------    ---     --------      -----        -------

Balances at December 31, 1998..............   --        --     24,243     24      112,829       (128)        (4,491)

Issuance of common stock upon the exercise
  of stock options.........................   --        --        959      1        4,004         --             --
Issuance of common stock in connection with
  the employee stock purchase plan.........   --        --        168     --          584         --             --
Issuance of common stock in connection with
  the acquisition of RAYflect S.A. ........   --        --        126     --          597         --             --
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................   --        --         --     --           26         --             --
Translation adjustment.....................   --        --         --     --           --         (9)            --
Issuance of notes receivable from
  stockholders.............................   --        --         --     --           --         --           (100)
Repayment of notes receivable from
  stockholders.............................   --        --         --     --           --         --            254
Interest on notes receivable from
  stockholders.............................   --        --         --     --           --         --           (130)
Net loss...................................   --        --         --     --           --         --             --
                                               --       --     ------    ---     --------      -----        -------

Balances at December 31, 1999..............   --        $--    25,496    $25     $118,040      $(137)       $(4,467)
                                               ==       ==     ======    ===     ========      =====        =======


                                                               TOTAL
                                             ACCUMULATED   STOCKHOLDERS'
                                              (DEFICIT)       EQUITY
                                             -----------   -------------
Balances at December 31, 1996..............   $(11,708)      $ 86,112
Issuance of common stock upon the exercise
  of stock options.........................         --          1,852
Issuance of common stock in connection with
  the employee stock purchase plan.........         --            245
Issuance of common stock in connection with
  the acquisition of Specular
  International, Ltd.......................         --          4,088
Tax benefit related to stock options.......         --          2,396
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................         --            361
Translation adjustment.....................         --             23
Interest on notes receivable from
  stockholders.............................         --           (170)
Adjustment to retained earnings as a result
  of business combination (Note 1).........        513            513
Net loss...................................     (8,178)        (8,178)
                                              --------       --------
Balances at December 31, 1997..............    (19,373)        87,242
Issuance of common stock upon the exercise
  of stock options.........................         --            840
Issuance of common stock in connection with
  the employee stock purchase plan.........         --            404
Issuance of common stock in connection with
  the acquisition of Canoma, Inc...........         --          1,305
Tax benefit related to stock options.......         --            376
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................         --              8
Translation adjustment.....................         --              7
Issuance of notes receivable from
  stockholders.............................         --         (1,150)
Interest on notes receivable from
  stockholders.............................         --           (171)
Net loss...................................    (19,831)       (19,831)
                                              --------       --------
Balances at December 31, 1998..............    (39,204)        69,030
Issuance of common stock upon the exercise
  of stock options.........................         --          4,005
Issuance of common stock in connection with
  the employee stock purchase plan.........         --            584
Issuance of common stock in connection with
  the acquisition of RAYflect S.A. ........         --            597
Conversion of accrued compensation to
  equity upon exercise of certain
  options..................................         --             26
Translation adjustment.....................         --             (9)
Issuance of notes receivable from
  stockholders.............................         --           (100)
Repayment of notes receivable from
  stockholders.............................         --            254
Interest on notes receivable from
  stockholders.............................         --           (130)
Net loss...................................    (40,032)       (40,032)
                                              --------       --------
Balances at December 31, 1999..............   $(79,236)      $ 34,225
                                              ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................................  $(40,032)   $(19,831)   $ (8,178)
Adjustment to retained earnings as a result of business
  combination (Note 1).....................................        --          --         513
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
     Net loss of discontinued operations...................    41,472      18,476       6,145
     Amortization of deferred compensation.................     2,098          --          --
     Depreciation and amortization.........................       670       1,223         355
     Accrued interest income...............................      (130)       (171)       (170)
     Minority interest.....................................      (684)         --          --
     Changes in operating assets and liabilities:
       Accounts receivable.................................    (3,086)        109      (1,022)
       Prepaid expenses and other assets...................        (7)      1,390        (753)
       Accounts payable and accrued expenses...............       993         501         213
       Net cash used for discontinued operations...........    (9,697)     (1,199)     (9,125)
                                                             --------    --------    --------
          Net cash (used in) provided by operating
            activities.....................................    (8,403)        498     (12,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment........................      (295)        (48)       (830)
Purchases of short-term investments........................   (79,282)    (63,549)    (55,339)
Proceeds from maturities of short-term investments.........    76,484      73,860      59,678
Net cash used for discontinued operations..................    (4,471)     (3,814)     (5,040)
                                                             --------    --------    --------
          Net cash (used in) provided by investing
            activities.....................................    (7,564)      6,449      (1,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes receivable from stockholders.............      (100)     (1,150)         --
Repayment of notes receivable from stockholders............       254          --          --
Repayment of notes payable.................................        --          --        (274)
Proceeds from exercise of stock options....................     4,005         840       1,852
                                                             --------    --------    --------
          Net cash provided by (used in) financing
            activities.....................................     4,159        (310)      1,578
Effect of exchange rates on cash...........................        (9)          7          23
                                                             --------    --------    --------
Net (decrease) increase in cash and cash equivalents.......   (11,817)      6,644     (11,952)
Cash and cash equivalents at beginning of period...........    16,297       9,653      21,605
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $  4,480    $ 16,297    $  9,653
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Cash paid during the year for interest.....................  $     --    $     --    $     --
Cash paid during the year for income taxes.................         2         147         294

(Table continued on next page)

                           METACREATIONS CORPORATION

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock in connection with acquisition of
  RAYflect S.A.............................................  $    597    $     --    $     --
Issuance of common stock in connection with acquisition of
  Canoma, Inc..............................................        --       1,305          --
Issuance of common stock and stock options in connection
  with acquisition of Specular International, Ltd..........        --          --       4,088
Net assets acquired in connection with acquisition of
  RAYflect S.A.:
     Property and equipment................................         6          --          --
     Prepaid expenses and other assets.....................     1,300          --          --
     Accounts payable and accrued expenses.................        20          --          --
Net liabilities acquired in connection with acquisition of
  Specular International, Ltd.:
     Accounts receivable, net..............................        --          --          40
     Inventories, net......................................        --          --          43
     Property and equipment................................        --          --          43
     Deferred income taxes.................................        --          --         900
     Prepaid expenses and other assets.....................        --          --         331
     Accounts payable and accrued expenses.................        --          --       1,337
     Notes payable.........................................        --          --         274
Tax benefit related to stock options.......................        --         376       2,396
Conversion of accrued compensation to equity upon exercise
  of certain options and warrants..........................        26           8         361
Issuance of common stock in connection with employee stock
  purchase plan............................................       584         404         245

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND ORGANIZATION

     MetaCreations Corporation ("MetaCreations" or the "Company") is a leading provider of e-commerce visualization solutions for the World Wide Web (the "Web"). MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented e-commerce visualization solution, Metastream, and to correspondingly divest itself of all its prepackaged graphics software business (Note 3). Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     In May 1997, the stockholders of MetaCreations and Fractal Design Corporation ("Fractal") approved the merger of the two companies. As a result of the merger, the Company issued approximately 9,055,000 shares of MetaCreations common stock for all of the outstanding shares of Fractal and assumed approximately 1,653,000 options to purchase Fractal common stock. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated to include the accounts of Fractal for all periods presented. The Company reports its financial results on a December 31 fiscal year-end basis, whereas Fractal reported its financial results on a March 31 fiscal year-end basis. Accordingly, Fractal's net loss of $513,000 for the three months ended March 31, 1997 has been reflected as an adjustment to retained earnings. The results of operations of Fractal for such three-month period include net revenues of $7,004,000, which are included in loss from discontinued operations in the Company's consolidated statements of operations.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history in the e-commerce visualization business and the limited history of commerce on the World Wide Web. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations; to adapt to new operating systems, hardware platforms and emerging industry standards; and to provide additional functionality to the Company's existing products and technologies. The Company's success may depend in part upon its ability to develop and introduce such products and technologies in a timely manner, the acceptance of the Company's products and technologies by the marketplace and its ability to generate license and service revenues from the use of its products and technologies on the Web.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of MetaCreations and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) is allocated to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Revenue from software licenses is recognized when a contract has been executed, there is reasonable assurance regarding the collectability of the corresponding receivable, persuasive evidence of an arrangement exists and the fee is fixed and determinable. If the Company anticipates providing ongoing support in the form

                           METACREATIONS CORPORATION
of future upgrades, enhancements or other services over the term of the contract, revenue is recognized on a straight-line basis over the term of the contract.

     Service revenue, which consist of fees from professional services, is recognized when the service is performed.

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company recognizes product revenue upon shipment to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. The Company provides an allowance for estimated returns at the time of product shipments and adjusts this allowance as needed based on actual return history. Such reserves as a percentage of net revenues have varied over recent years, reflecting the Company's experience in product returns as it has significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company's agreements with its distributors generally provide the distributors with limited rights to return unsold inventories under a stock balancing program. The Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns.

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company has also entered into agreements whereby it licenses products to original equipment manufacturers ("OEM's") and foreign publishers, which provide such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees are recognized as revenue at delivery of the product master to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts are recognized as revenue when such amounts exceed fixed minimum royalties. Revenue under OEM contracts without nonrefundable fixed fees is recognized as earned over the term of the contract.

  Software Development Costs

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company provides for capitalization of certain software development costs once technological feasibility is established. The costs so capitalized are amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

  Software Developed for Internal Use

     In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

  Income Taxes

     The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

                           METACREATIONS CORPORATION

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the deemed fair value of the Company's stock for accounting purposes and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and the Emerging Issues Task Force ("EITF") 96-18.

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company considers its investment portfolio available-for-sale as defined in SFAS No. 115. These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. At December 31, 1999 and 1998, net unrealized gains or losses on available-for-sale securities were not significant.

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income investments that are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

  Property and Equipment

     Property and equipment are stated at cost. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 7 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statements of operations. Maintenance and minor replacements are expensed as incurred.

  Long-Term Assets

     The carrying value of long-term assets, primarily consisting of property and equipment, goodwill, and other intangible assets, is periodically reviewed by management. Impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value.

  Foreign Currency Translation

     The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of stockholders' equity. Gains and losses on foreign currency transactions for 1999, 1998 and 1997 were not significant.

                           METACREATIONS CORPORATION

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to its discontinued prepackaged graphics software business (Note 3), the Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns have been within management's expectations, the establishing of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. Actual results could differ from those estimates.

  Concentration of Risk

     The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and short-term investments. Credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government and limiting the average maturity of the overall portfolio.

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company sells its retail products domestically through unaffiliated distributors and OEM's, as well as directly to end-users. International sales are generally made through distributors in each of the foreign countries in which the Company markets its products. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. Estimated credit losses and returns, if any, have been provided for in the financial statements and have generally been within management's expectations.

     At December 31, 1999, and periodically throughout 1997 to December 31, 1999, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

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

  Comprehensive Income

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," all components of comprehensive income, including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss). Differences between comprehensive income
(loss) and net income (loss) were not material to the Company's financial position, results of operations or cash flows for the years ended December 31, 1999, 1998, and 1997.

  Segment Information and Enterprise-Wide Disclosures

     The Company's chief decision maker, as defined under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," is the Chief Executive Officer. The Company's continuing operations are focused on one business segment, e-commerce visualization. As a result, the financial information

                           METACREATIONS CORPORATION
disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

  Inventories

     Inventories consist of finished products and software components, primarily instruction manuals, diskettes, CD ROMs and packaging ready for assembly, related to the discontinued prepackaged software business (Note 3). The Company periodically evaluates the carrying value of its inventories, including a review for potentially excess or obsolete products, and adjusts these as necessary. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

  Royalty Expense

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company licenses certain third-party software and code for inclusion in its products. Royalties are payable to developers of the software or code at various rates and amounts, generally based on net unit sales or net revenues. These agreements may include royalty advances against future expected sales, which advances are recorded as prepaid expenses until such royalties are earned. Royalty expense, which is included as a component of cost of revenues, amounted to approximately $1,075,000, $1,302,000 and $2,563,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and has been included in loss from discontinued operations in the Company's consolidated statements of operations.

  Advertising Expense

     The Company reports the cost of all advertising as expense in the period in which those costs are incurred. Advertising expense, which primarily relates to co-op advertising, catalog advertising, direct mailings and placement in business and consumer publications in connection with its discontinued prepackaged graphics software business (Note 3), totaled approximately $9,267,000, $11,816,000 and $12,060,000 for the years ended December 31, 1999,
1998 and 1997, respectively, and has been included in loss from discontinued operations in the Company's consolidated statements of operations.

  Minority Interest

     In July 1999, the Company formed Metastream Corporation, a joint venture company between MetaCreations and Computer Associates International, Inc. ("Computer Associates"), with the goal of developing and delivering new Metastream-related solutions and services for e-commerce visualization. For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Computer Associate's 20% interest in Metastream Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses therefrom have been reported as minority interest in the Company's consolidated statements of operations.

     In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $5,592,000, which is included in minority interest in the Company's consolidated balance sheets and amortized over the vesting period of the applicable options, which is generally four years. Stock-based compensation expense of $2,098,000 was recognized during the year ended December 31, 1999.

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

                           METACREATIONS CORPORATION

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe the compliance with the provisions of SAB No. 101 will have a material effect on the accompanying consolidated financial statements.

 3. DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented e-commerce visualization solution, Metastream, and to correspondingly divest itself of all its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     The loss on disposal of discontinued operations, which totaled approximately $26,741,000 for the year ended December 31, 1999, consists of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business and severance and related benefits totaling approximately $2,815,000, and asset write-downs totaling approximately $23,926,000. The amounts the Company will ultimately realize upon divestiture of the discontinued business could differ materially in the near term from the amounts assumed in arriving at the loss on the disposal of the discontinued operations.

     Operating results from discontinued operations were as follows (in thousands):

                                                               DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Net revenues........................................  $ 35,079    $ 39,842    $67,812
Cost of revenues....................................     6,339       7,007     11,859
                                                      --------    --------    -------
  Gross profit......................................    28,740      32,835     55,953
Operating expenses:
  Sales and marketing...............................    25,022      27,699     31,419
  Research and development..........................    13,691      14,207     11,765
  General and administrative........................     4,758       2,453      2,939
  Costs associated with mergers, acquisitions and
     restructurings.................................        --       7,305     16,185
                                                      --------    --------    -------
          Total operating expenses..................    43,471      51,664     62,308
                                                      --------    --------    -------
Loss before benefit for income taxes................   (14,731)    (18,829)    (6,355)
Benefit for income taxes............................        --        (353)      (210)
                                                      --------    --------    -------
Loss from discontinued operations...................  $(14,731)   $(18,476)   $(6,145)
                                                      ========    ========    =======

                           METACREATIONS CORPORATION

     The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
Current assets of discontinued operations:
  Accounts receivable, net..................................  $1,800    $11,462
  Inventories, net..........................................      92        526
  Prepaid expenses..........................................   2,810      3,252
  Deferred income taxes.....................................      --      5,913
                                                              ------    -------
     Current assets of discontinued operations..............  $4,702    $21,153
                                                              ======    =======
Non-current assets of discontinued operations:
  Property and equipment, net...............................  $1,574    $ 6,104
  Other assets..............................................     400      1,490
                                                              ------    -------
     Non-current assets of discontinued operations..........  $1,974    $ 7,594
                                                              ======    =======
Current liabilities of discontinued operations:
  Accounts payable..........................................  $5,631    $ 3,615
  Accrued expenses..........................................   2,824      2,622
  Royalties payable.........................................     723        958
                                                              ------    -------
     Current liabilities of discontinued operations.........  $9,178    $ 7,195
                                                              ======    =======

     Inventories relating to discontinued operations consist of the following (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Finished goods..............................................  $92     $434
Materials and supplies......................................   --       92
                                                              ---     ----
                                                              $92     $526
                                                              ===     ====

     Property and equipment relating to discontinued operations consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Computer equipment.........................................  $4,218    $6,216
Office furniture and equipment.............................   2,060     3,362
Leasehold improvements.....................................     492     1,168
                                                             ------    ------
                                                              6,770    10,746
Less accumulated depreciation and amortization.............   5,196     4,642
                                                             ------    ------
                                                             $1,574    $6,104
                                                             ======    ======

                           METACREATIONS CORPORATION

     Accrued expenses relating to discontinued operations consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accrued compensation.......................................  $1,128    $1,062
Accrued acquisition costs..................................      --     1,100
Accrued restructuring costs................................      --       110
Accrued advertising........................................     260        53
Other accrued expenses.....................................   1,436       297
                                                             ------    ------
                                                             $2,824    $2,622
                                                             ======    ======

 4. RESTRUCTURING

     On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $4,955,000 was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2,208,000 related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2,747,000, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The restructuring plan was completed during the first quarter of 1999.

     The following table depicts the restructuring activity through December 31, 1999 (in thousands):

                                                       SPENDING/                  SPENDING/
                                           TOTAL        CHARGES     BALANCE AT     CHARGES     BALANCE AT
                                       RESTRUCTURING    DURING     DECEMBER 31,    DURING     DECEMBER 31,
                                          CHARGES        1998          1998         1999          1999
                                       -------------   ---------   ------------   ---------   ------------
Write-down of operating assets.......     $2,747        $2,747         $ --         $ --          $ --
Severance and benefits...............      1,801         1,684          117          117            --
Vacated facilities...................        116           116           --           --            --
Other................................        291           291           --           --            --
                                          ------        ------         ----         ----          ----
                                          $4,955        $4,838         $117         $117          $ --
                                          ======        ======         ====         ====          ====

 5. ACQUISITIONS

  Specular International, Ltd.

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd. ("Specular"), a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3-D animation and graphic design tools for professionals and pro-sumers. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common stock, valued at approximately $4,088,000, and $1,000,000 in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1,601,000 at April 15, 1997. The Company charged approximately $6,430,000 against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5,575,000, transaction costs of $300,000, and relocation and severance costs of $555,000. In

                           METACREATIONS CORPORATION
addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. The operating results of Specular have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented.

  Canoma, Inc.

     On December 31, 1998, the Company completed the acquisition of Canoma, Inc. ("Canoma"), a privately held development-stage software company based in Northern California, that was developing software technology that creates 3-D digital images and content from 2-D digital images for use primarily over the Internet and in other applications. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Canoma received 300,000 shares of the Company's common stock valued at approximately $1,305,000 at December 31, 1998, the closing date, and cash consideration totaling $1,750,000. As of December 31, 1998, neither technological feasibility nor commercial viability had been reached with regard to Canoma's technology or potential products. Based upon projected future cash flows, risk-adjusted using a 33% discount rate, Canoma's in-process technology was valued at approximately $2,250,000, which, including acquisition costs totaling approximately $100,000, resulted in a one time charge to earnings of approximately $2,350,000 for the year ended December 31, 1998. The remaining purchase price of approximately $805,000 was capitalized by the Company as goodwill and acquired technology and is being amortized over 5 years. The operating results of Canoma have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented.

  RAYFlect S.A.

     On June 29, 1999, the Company completed the acquisition of RAYflect S.A. ("RAYflect"), a privately held company based in France that developed and marketed 3-D graphic design tools for professionals. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of RAYflect received 125,996 shares of the Company's common stock valued at approximately $597,000 at June 29, 1999, the closing date, and cash consideration totaling $622,000. The purchase price of approximately $1,277,000 was capitalized by the Company as goodwill and is being amortized over 3 years.

     The operating results of RAYflect have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and RAYflect as if the acquisition had taken place on January 1, 1998. In management's opinion, the following unaudited pro forma consolidated information is not indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1998 or of future operations of the consolidated entities under the ownership and management of the Company (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
                                                               (UNAUDITED)
Net revenues...........................................   $ 10,179      $  3,001
Net loss...............................................    (40,076)      (19,832)
Net loss per common share (diluted)....................      (1.55)        (0.83)

                           METACREATIONS CORPORATION

 6. INVESTMENTS

     The Company considers its investment portfolio available-for-sale as defined in SFAS No. 115. There were no material gross realized or unrealized gains or losses nor any material differences between the estimated fair values and costs of securities in the investment portfolio at December 31, 1999. The cost of the investment portfolio by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Type of security:
  Corporate debt securities..............................  $32,016    $32,954
  Government agencies....................................    3,048      8,978
  Money market funds.....................................      253        880
  U.S. Treasury securities...............................       --         --
                                                           -------    -------
                                                           $35,317    $42,812
                                                           =======    =======
Contractual maturity:
  Due in one year or less................................  $26,456    $34,125
  Due in one to three years..............................    8,861      8,687
                                                           -------    -------
                                                           $35,317    $42,812
                                                           =======    =======
Classification in balance sheet:
  Cash and cash equivalents..............................  $ 4,480    $16,297
  Marketable securities..................................   32,836     30,038
                                                           -------    -------
                                                            37,316     46,335
  Less cash..............................................    1,999      3,523
                                                           -------    -------
                                                           $35,317    $42,812
                                                           =======    =======

 7. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                             ---------------
                                                             1999      1998
                                                             -----    ------
Computer equipment.........................................  $ 573    $1,040
Office furniture and equipment.............................    129       237
Leasehold improvements.....................................    104       133
                                                             -----    ------
                                                               806     1,410
Less accumulated depreciation and amortization.............   (192)     (685)
                                                             -----    ------
                                                             $ 614    $  725
                                                             =====    ======

 8. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accrued compensation.......................................  $  974    $1,124
Deferred revenue...........................................     283        --
Other accrued expenses.....................................     642       454
                                                             ------    ------
                                                             $1,899    $1,578
                                                             ======    ======

                           METACREATIONS CORPORATION

 9. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the Company recorded revenue totaling $8,200,000 in connection with the licensing of its Metastream-related technologies to Computer Associates. At December 31, 1999, $3,500,000 is included in accounts receivable and is payable in quarterly installments of $500,000 through June 30, 2000 with a final lump payment of $2,000,000 due September 30, 2000.

     A director of the Company rendered services to the Company for which he received $34,000, $59,000 and $47,000 in each of 1999, 1998 and 1997. Another director of the Company rendered services to the Company for which he received $33,000, $48,000 and $44,000 in each of 1999, 1998 and 1997. The Company believes that the terms of the agreements for these services are no less favorable than could be obtained from third-party suppliers.

     In connection with the acquisition of Real Time Geometry Corp. ("RTG") in December 1996, the Company entered into a noncompetition agreement with one of RTG's founders who is an executive of the Company. The agreement, which carries a term of four years, provided for payments to the executive in the amount of $300,000 in 1997 and $150,000 in each of 1998 and 1999. In addition, the Company loaned $2,000,000 to the executive. The loan, which accrues interest semi-annually at 5.67% and is payable on January 15, 2001, is collateralized by shares of common stock of the Company owned by the executive. The Company also loaned $1,000,000 to another of RTG's founders who is an executive of the Company. The loan, which accrues interest semi-annually at 5.67% and is payable on December 31, 2002, is collateralized by certain options to purchase shares of common stock of the Company owned by the executive. The loans are classified as a component of stockholders' equity in the Company's consolidated balance sheets.

     During 1998, the Company loaned $1,000,000 to an officer and director of the Company. The loan, which was non-interest bearing, is payable on or before December 31, 2000. The Company also loaned $150,000 to another officer and director of the Company. The loan, which bore interest semi-annually at 4.47%, was repaid in three installments during 1999. The loans are classified as a component of stockholders' equity in the Company's consolidated balance sheets.

10. NOTES PAYABLE TO BANK

     The Company has a credit facility (the "Facility") with its principal lending institution (the "Bank") which provides a Line of Credit (the "Line") under which borrowings can be made based upon eligible accounts receivable (as defined), up to aggregate amount of $3.0 million. The Line accrues interest at the Bank's prevailing prime interest rate (8.5% at December 31, 1999). The Facility contains certain covenants that provide, among other things, a restriction on dividend payments and the requirement for the maintenance of certain measures of liquidity and equity. The Company was not in compliance with certain financial covenants at December 31, 1999. The Company intends to renew the Facility, which expires in March 2000. The Facility also provides for letter of credit and foreign exchange contracts subfacilities up to the $3.0 million credit limit. There were no borrowings against the Line during the years ended December 31, 1999, 1998 and 1997. At December 31, 1999, the Company had one outstanding letter of credit in the amount of $275,000 as a security deposit on a building lease. The letter of credit expires on July 31, 2010. There were no foreign exchange contracts at December 31, 1999.

11. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either the purchase date or the offering date, whichever is lower. As of

                           METACREATIONS CORPORATION

December 31, 1999, approximately 251,000 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 1999, an aggregate of approximately 174,000 shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

  401(k) Plan

     In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $164,000, $161,000 and $139,000 to the 401(k) Plan during the years ended December 31, 1999, 1998 and 1997, respectively.

  Stock Option Plans (the "Plans")

     1992 Incentive Stock Option Plan

     The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale or award of restricted common stock to employees and consultants of the Company. As of December 31, 1999, options to purchase an aggregate of 455,000 shares of common stock were outstanding under the 1992 Plan, with vesting provisions ranging up to five years. Options granted under the 1992 Plan are exercisable for a period of ten years. At December 31, 1999, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1992 Plan.

     1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

     The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 1999, options to purchase an aggregate of 153,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 1999, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

     1995 Stock Plan

     The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1999, options to purchase an aggregate of 3,062,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 1999, an aggregate of 933,000 shares of common stock were reserved for future issuance under the 1995 Plan.

     1995 Director Option Plan

     The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over four years and are exercisable for a period of ten years. As of December 31, 1999, 75,000 options were outstanding under the 1995 Director Plan. At December 31, 1999, an aggregate of 75,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

                           METACREATIONS CORPORATION

     1996 Dive Option Plan

     In connection with the acquisition of Dive in August 1996 (Note 4), the Company issued options to purchase an aggregate of 211,000 shares of common stock to the previous stockholders and employees of Dive (the "Dive Plan"). The non-statutory stock options vest over four years and are exercisable for a period of ten years. As of December 31, 1999, 22,000 options were outstanding under the Dive Plan. At December 31, 1999, no shares of common stock were reserved for future issuance under the Dive Plan.

     1996 Nonstatutory Stock Option Plan

     The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1999, options to purchase an aggregate of 2,481,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 1999, an aggregate of 690,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

     Fractal Stock Option Plan

     In connection with the Company's merger with Fractal, which became effective on May 30, 1997, the Company assumed all of the options outstanding under the Ray Dream 1992 Stock Option Plan, the Fractal 1993 Stock Option Plan, the Fractal 1995 Stock Option Plan, the Fractal Director Plan and the Fractal Outside Plan (collectively, the "Fractal Plans"). All such options were converted into options to purchase 0.749 shares of MetaCreations common stock at an exercise price equal to the exercise price of the converted option divided by
0.749. Options granted under the Fractal Plans generally vest over a four year period and are exercisable for a period of ten years. As of December 31, 1999, options to purchase an aggregate of 211,000 shares of common stock were outstanding under the Fractal Plans. At December 31, 1999, no shares of common stock were reserved for future issuance under the Fractal Plans.

                           METACREATIONS CORPORATION

     Options Issued Under Plans

     The following summarizes activity in the Plans for the years ended December 31, 1997, 1998, and 1999 (in thousands, except per share data and lives):

                                                              OPTIONS OUTSTANDING
                                                           --------------------------
                                               OPTIONS                    WEIGHTED
                                              AVAILABLE    NUMBER OF      AVERAGE
                                              FOR GRANT     SHARES     EXERCISE PRICE
                                              ---------    ---------   --------------
Options outstanding at December 31, 1996....      689        4,486         $ 8.83
  Shares reserved under new plans...........    2,140           --             --
  Reduction in shares reserved under
     plans..................................     (592)          --             --
  Granted -- exercise price equal to fair
     value..................................   (3,258)       3,258           9.77
  Granted -- exercise price greater than
     fair value.............................      (35)          35           7.16
  Exercised.................................       --         (756)          2.45
  Canceled..................................    1,520       (1,520)         14.57
                                               ------       ------         ------

Options outstanding at December 31, 1997....      464        5,503         $ 8.66
  Shares reserved under new plans...........    2,700           --             --
  Reduction in shares reserved under
     plans..................................     (426)          --             --
  Granted -- exercise price equal to fair
     value..................................   (5,412)       5,412           6.07
  Granted -- exercise price greater than
     fair value.............................   (1,577)       1,577           5.09
  Exercised.................................       --         (233)          3.66
  Canceled..................................    5,176       (5,176)          9.38
                                               ------       ------         ------

Options outstanding at December 31, 1998....      925        7,083           5.53
  Shares reserved under new plans...........    1,225           --             --
  Reduction in shares reserved under
     plans..................................     (117)          --             --
  Granted -- exercise price equal to fair
     value..................................   (2,113)       2,113           5.74
  Exercised.................................       --         (959)          4.24
  Canceled..................................    1,778       (1,778)          5.58
                                               ------       ------         ------

Options outstanding at December 31, 1999....    1,698        6,459         $ 5.78
                                               ======       ======         ======

     The following summarizes options exercisable at December 31, 1999, 1998, and 1997 (in thousands):

                                                           DECEMBER 31,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Options exercisable.................................  3,592    1,847    1,642

                           METACREATIONS CORPORATION

     The following summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share data and lives):

                                         OUTSTANDING                EXERCISABLE
                                -----------------------------    ------------------
                                                     WEIGHTED              WEIGHTED
                                                     AVERAGE               AVERAGE
                                          AVERAGE    EXERCISE              EXERCISE
     EXERCISE PRICE RANGE       SHARES    LIFE(A)     PRICE      SHARES     PRICE
     --------------------       ------    -------    --------    ------    --------
$0.08 - $5.06.................  1,077      6.28       $ 2.58       842      $ 2.12
$5.06 - $5.09.................  1,543      7.88         5.09     1,004        5.09
$5.094 - $5.38................  1,295      7.66         5.14       825        5.11
$5.50 - $6.44.................  1,440      9.16         5.88       125        6.30
$6.51 - $25.13................  1,104      7.51        10.47       796       11.26
                                -----                            -----
  Total.......................  6,459      7.79       $ 5.78     3,592      $ 5.81
                                =====                            =====

---------------
(a) Average contractual life remaining in years.

     The Company accrued compensation expense of $607,000 for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition in December 1996. At December 31, 1999, accrued compensation related to the options totaled $557,000.

     The Company recorded deferred compensation expense of $5,592,000 for the difference between the grant price and the deemed fair value of the common stock underlying 3,728,000 options to purchase shares of common stock of Metastream Corporation issued during the year ended December 31, 1999. Deferred compensation, which is included in minority interest in the Company's consolidated balance sheets, is being amortized over the vesting period of the option, which is typically 4 years. Amortization of deferred compensation, which totaled $2,098,000 for the year ended December 31, 1999, has been included in minority interest in the Company's consolidated balance sheets and stock-based compensation in the Company's consolidated statements of operations.

     Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                       1999      1998      1997
                                                       -----     -----     -----
Risk-free interest rate..............................   5.8%      5.6%      5.6%
Dividend yield.......................................  --        --        --
Volatility factor....................................    .90      1.00       .80
Weighted average expected life in years..............   4.5       4.3       4.5

     The following summarizes the weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Exercise price equal to fair value..................  $4.04     $4.46     $6.40
Exercise price greater than fair value..............     --      2.23      4.13

                           METACREATIONS CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

                                                        AS REPORTED    PRO FORMA
                                                        -----------    ---------
Year Ended December 31, 1999:
  Net loss............................................   $(40,032)     $(42,543)
  Net loss per common share (diluted).................      (1.55)        (1.65)
Year Ended December 31, 1998:
  Net loss............................................   $(19,831)     $(21,732)
  Net loss per common share (diluted).................      (0.83)        (0.91)
Year Ended December 31, 1997:
  Net loss............................................   $ (8,178)     $(10,499)
  Net loss per common share (diluted).................      (0.36)        (0.46)

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

12. INCOME TAXES

     The Company did not record a provision (benefit) for income taxes relating to its continuing operations for the years ended December 31, 1999, 1999 and 1997 due to the cumulative net operating losses realized from these operations.

     The components of the provision (benefit) for income taxes relating to discontinued operations (Note 3) for the years ended December 31, 1999, 1998 and 1997, which are included in loss from discontinued operations in the Company's consolidated statements of operations (Note 3), are as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                   --------------------------
                                                    1999     1998      1997
                                                   ------    -----    -------
Current:
  Federal........................................  $ (435)   $ 190    $ 1,210
  State..........................................       3        1          2
  Foreign........................................      --      216         24
                                                   ------    -----    -------
     Total current...............................    (432)     407      1,236
Deferred:
  Federal........................................   3,971       67       (712)
  State..........................................   1,184     (394)      (408)
  Foreign........................................     758     (433)      (326)
                                                   ------    -----    -------
     Total deferred..............................   5,913     (760)    (1,446)
                                                   ------    -----    -------
                                                   $5,481    $(353)   $  (210)
                                                   ======    =====    =======

                           METACREATIONS CORPORATION

     The differences between the United States statutory rate and the Company's effective income tax rate, which relates solely to the discontinued operations, are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Federal tax benefit at the statutory rate...........  (34.0)%   (34.0)%   (35.0)%
State income taxes, net of Federal income tax
  benefit...........................................   (4.4)     (5.1)     (4.3)
Nondeductible acquisition costs.....................     --       3.9      42.0
Other...............................................    3.7       7.7      (1.0)
Change in valuation reserve.........................   50.3      25.7      (4.2)
                                                      -----     -----     -----
  Effective income tax rate related to discontinued
     operations.....................................   15.6%     (1.8)%    (2.5)%
                                                      =====     =====     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities, which are included in current assets from discontinued operations in the Company's consolidated balance sheets, are as follows (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
Deferred tax assets:
  Balance sheet reserves................................  $  3,623    $   268
  Accrued expenses......................................     1,057        502
  Tax credit carryforwards..............................     3,290      2,260
  Net operating loss carryforwards......................    15,679      9,019
                                                          --------    -------
                                                            23,649     12,049
  Valuation allowance...................................   (23,611)    (6,102)
                                                          --------    -------
     Net deferred tax assets............................        38      5,947
Deferred tax liabilities:
  Depreciation and amortization.........................       (38)       (34)
                                                          --------    -------
     Net deferred tax liabilities.......................       (38)       (34)
                                                          --------    -------
     Net deferred taxes.................................  $     --    $ 5,913
                                                          ========    =======

     The valuation allowance for deferred taxes was increased by approximately $17,509,000 during 1999 due to significant doubt regarding the recoverability of the deferred tax assets after the Company's decision to divest itself of its prepackaged graphics software business (Note 3). Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

     The valuation allowance for deferred taxes was increased by approximately $5,191,000 during 1998 based on management's assessment of the recoverability of the deferred tax assets. Management's assessment included an evaluation of the Company's deferred income tax assets; available tax carrybacks; cumulative net income, excluding costs related to mergers and acquisitions; available tax planning strategies; and future financial statement projections. Based on this assessment and interpretation of the provisions of SFAS No. 109, management concluded that additional net operating losses and other tax benefits generated during 1998 required a valuation allowance.

     At December 31, 1999, the Company has net operating loss and tax credit carryforwards of approximately $38,960,000 and $2,175,000, respectively, for federal income tax purposes, which begin expiring in 2011. The

                           METACREATIONS CORPORATION

Company's federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular and the net losses incurred by the Company during the years ended December 31, 1998 and 1999. The Company also has net operating loss and tax credit carryforwards of approximately $23,440,000 and $903,000, respectively, for state income tax purposes, which begin expiring in 2001. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company during the years ended December 31, 1998 and 1999. Additionally, the Company has net operating loss and tax credit carryforwards of approximately $11,458,000 and $211,000, respectively, for foreign income tax purposes, which do not expire. The Company's foreign net operating loss carryforward relates to net losses incurred by the Company's Irish subsidiary during the years ended December 31, 1997, 1998 and 1999. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

13. EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                    LOSS           SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Year Ended December 31, 1999:
  Basic EPS....................................   $(40,032)        24,581         $(1.63)
  Effect of dilutive securities -- stock
     options...................................         --          1,275
                                                  --------         ------
  Diluted EPS..................................   $(40,032)        25,856         $(1.55)
                                                  ========         ======
Year Ended December 31, 1998:
  Basic EPS....................................   $(19,831)        23,779         $(0.83)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $(19,831)        23,779         $(0.83)
                                                  ========         ======
Year Ended December 31, 1997:
  Basic EPS....................................   $ (8,178)        22,965         $(0.36)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $ (8,178)        22,965         $(0.36)
                                                  ========         ======

     The computation of diluted EPS excluded stock options to purchase approximately 1,104,000, 7,083,000 and 5,503,000 shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively, because to do so would have been anti-dilutive for the periods presented.

14. COMMITMENTS

     The Company leases office space in Carpinteria under a lease agreement which expires in September 2008. The lease agreement provides the Company with three options to extend the term of the lease through September 2018, in addition to granting the Company the first right of purchase in the event the lessor decides to sell the related property. The Company also leases office space for its facility in Scotts Valley, California, its research facility in Princeton, New Jersey, its international headquarters in Dublin, Ireland, and its various international sales offices pursuant to non-cancelable lease agreements with terms through 2003. The lease agreement for the Scotts Valley facility, which expires in 2003, provides for two options to extend the term of the lease for three years each. Additionally, the Company leases office space in New York City under a lease agreement which expires in February 2010. As a result of the Company's decision to discontinue its

                           METACREATIONS CORPORATION
prepackaged software business and to relocate to New York City, the Company is in the process of subletting its additional office space.

     The Company also leases certain equipment and two vehicles for executives of the Company with lease terms of three years. Rent expense for office space, equipment, and vehicles totaled approximately $2,028,000, $1,552,000 and $1,480,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income totaled approximately $382,000 and $24,000 for the years ended December 31, 1999 and 1998, respectively. The Company did not earn sublease income during the year ended December 31, 1997.

     Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 1999 are as follows (in thousands):

2000.......................................................  $ 1,720
2001.......................................................    1,533
2002.......................................................    1,620
2003.......................................................    1,512
2004.......................................................    1,354
Thereafter.................................................    5,830
                                                             -------
                                                             $13,569
                                                             =======

15. CONTINGENCIES

     The Company is engaged in certain legal actions arising in the ordinary course of business. On advice of counsel, the Company believes it has adequate legal defenses and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

16. SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

     The Company's continuing operations are focused on one business segment, e-commerce visualization. The Company is organized into a single reporting segment, which is evaluated by management for making operating decisions and assessing performance. The Company's customers consist primarily of companies located in the United States. The Company's long-lived assets from continuing operations are located solely in the United States.

  Major Customers

     Customers whose net revenues represent greater than 10 percent of the Company's consolidated net revenues for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Customer A (Note 9).................................   81%       --%       --%
Customer B..........................................   15%       66%       --%
Customer C..........................................   --%       15%       --%
Customer D..........................................   --%       15%       --%
Customer E..........................................   --%       --%      100%

                           METACREATIONS CORPORATION

     Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable at December 31, 1999 and 1998 are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Customer A (Note 9).........................................   88%     --%
Customer B..................................................   --%     49%
Customer C..................................................   --%     49%

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1999 and 1998, are as follows (in thousands, except per share amounts):

                                                          QUARTER ENDED
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
Fiscal year 1999:
  Net revenues.......................  $ 2,263     $  3,015      $ 4,714        $    187
  Net income (loss) from continuing
     operations......................      855        1,355        2,936          (3,706)
  Net loss from discontinued
     operations......................   (1,947)      (1,216)      (2,543)        (35,766)
  Net income (loss)..................   (1,092)         139          393         (39,472)
  Net income (loss) per share
     (diluted).......................    (0.04)        0.01         0.02           (1.59)
Fiscal year 1998:
  Net revenues.......................  $   101     $  1,000      $    --        $  1,900
  Net income (loss) from continuing
     operations......................   (1,036)         145       (1,119)            655
  Net loss from discontinued
     operations......................      213      (12,538)      (1,833)         (4,318)
  Net loss...........................     (823)     (12,393)      (2,952)         (3,663)
  Net loss per share (diluted).......    (0.03)       (0.52)       (0.12)          (0.15)

     The net loss incurred for the quarter ended December 31, 1999 included the loss on disposal of discontinued operations relating to the Company's prepackaged graphics software business (Note 3).

     The net loss incurred for the quarter ended June 30, 1998 included costs associated with the restructuring of the Company (Note 4). The net loss incurred for the quarter ended December 31, 1998 included costs associated with the acquisition of Canoma (Note 5), including the related write-off of acquired in-process technology.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
MetaCreations Corporation

     Our report on the consolidated financial statements of MetaCreations Corporation and its subsidiaries is included on page 24 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have audited the related consolidated financial statement schedule at December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999, as listed on the index on page 23 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

Woodland Hills, California
February 2, 2000

                           METACREATIONS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO                            BALANCE AT
                                              BEGINNING     REVENUE/      OTHER     COSTS AND      END OF
                DESCRIPTION                   OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS     PERIOD
                -----------                   ----------   ----------   ---------   ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year Ended December 31, 1999..............    $1,005      $ 1,690      $   --      $   655      $ 2,040
  Year Ended December 31, 1998..............     1,216          765         316(2)     1,292        1,005
  Year Ended December 31, 1997..............       936          630           6(3)       356        1,216
ALLOWANCE FOR RETURNS:
  Year Ended December 31, 1999..............    $1,720      $13,787      $9,852(1)   $13,768      $11,591
  Year Ended December 31, 1998..............     2,034       11,872         572(2)    12,758        1,720
  Year Ended December 31, 1997..............     3,618        4,571         113(3)     6,268        2,034
ALLOWANCE FOR INVENTORY OBSOLESCENCE:
  Year Ended December 31, 1999..............    $  418      $   777      $  847(1)   $   928      $ 1,114
  Year Ended December 31, 1998..............       719          442         435(2)     1,178          418
  Year Ended December 31, 1997..............       631          860          96(3)       868          719
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:
  Year Ended December 31, 1999..............    $6,102      $11,596      $5,913(1)   $    --      $23,611
  Year Ended December 31, 1998..............       911        5,191          --           --        6,102
  Year Ended December 31, 1997..............     1,264           --          --          353          911

---------------
(1) Reserves established in connection with the disposal of discontinued operations in December 1999.

(2) Reserves established in connection with the restructuring on June 30, 1998.

(3) Reserves obtained in connection with the acquisition of Specular International, Ltd. on April 15, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's directors as of March 15, 2000:

                   NAME                      AGE              PRINCIPAL OCCUPATION
                   ----                      ---              --------------------
Samuel H. Jones, Jr........................  66    President of S-J Venture Capital Company
                                                   and President of S-J Transportation Company
William H. Lane III........................  61    President of Canyon Vista, Inc.
Gary L. Lauer..............................  47    President and Chief Executive Officer of
                                                   eHealthInsurance.com
Mark Zimmer................................  43    President and Chief Executive Officer of
                                                   the Company

     Except as set forth below, each nominee has been engaged in his principal occupation described above during the past five years. There is no family relationship among any directors or executive officers of the Company.

     Mr. Jones has been a director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991 and President of S-J Transportation Company, an industrial waste transportation company, since 1971. Mr. Jones is a director of Fulton Financial Corp. and Jevic Transportation, Inc.

     Mr. Lane has been a director of the Company since September 1995. In addition, Mr. Lane served as interim President and Chief Operating Officer of the Company from January 1998 to February 1998. Mr. Lane is currently the President of Canyon Vista, Inc., a management consulting company. Mr. Lane retired from Intuit Inc. in July 1996, having served as its Vice President, Chief Financial Officer, Secretary and Treasurer from January 1994 to April 1996. Mr. Lane served in a similar capacity at ChipSoft, a tax preparation software company, from July 1991 until its acquisition by Intuit in December 1993. Mr. Lane is also a director of Cyberian Outpost, Inc., Digital Now, Inc. and DigitalThink, Inc.

     Mr. Lauer has been a director of the Company since February 1997 and Chairman of the Board since May 1999. Mr. Lauer has been President and Chief Executive Officer of eHealthInsurance.com since January 2000. From February 1997 to December 1999, Mr. Lauer served as President and Chief Executive Officer of MetaCreations. From 1988 to 1997, Mr. Lauer served in various capacities at Silicon Graphics, Inc. ("SGI"), including Vice President, North American Marketing; Vice President and subsequently Senior Vice President, North American Field Operations; and most recently as President of SGI's World Trade Group and Executive Vice President of Worldwide Field Operations. Prior to joining SGI, Mr. Lauer was with International

Business Machines Corporation ("IBM") for eleven years where he held a variety of senior management positions, the last of which included responsibility for field operations for IBM's U.S. Marketing and Services Group.

     Mr. Zimmer became a director and Chief Technology Officer of the Company in May 1997 in connection with the merger with Fractal Design Corporation ("Fractal"). In addition to co-founding Fractal in April 1991, Mr. Zimmer was its Chief Executive Officer and a director since its inception. Mr. Zimmer also served as Fractal's President from March 1993 until May 1996, and resumed the position in February 1997 until the merger with MetaCreations in May 1997. In 1985, Mr. Zimmer founded Fractal Software, a predecessor of Fractal and was a partner in Fractal Software from 1985 to 1990.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers as of March 15, 2000:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Mark Zimmer...............................  43     Director, President and Chief Executive
                                                   Officer
Jay Jennings..............................  32     Vice President, Finance and Chief
                                                   Financial Officer
John Leddy................................  41     Senior Vice President, Product Development

     Mr. Jennings assumed the responsibilities of Chief Financial Officer in December 1999. Mr. Jennings has been with the Company since January 1996 in various financial management roles, including Corporate Controller and Vice President, Finance. From September 1989 to January 1996, Mr. Jennings was employed at Ernst & Young LLP, most recently serving as a manager in the Entrepreneurial Services Group. Mr. Jennings holds a B.A. from Claremont McKenna College.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to fiscal 1999, all filing requirements applicable to its officers, directors and ten percent stockholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual compensation and long-term compensation awarded during fiscal 1997, 1998 and 1999 to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION             LONG TERM COMPENSATION AWARDS
                                          -----------------------------------   ---------------------------------
                                                                 OTHER ANNUAL       SECURITIES        ALL OTHER
   NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS      COMPENSATION   UNDERLYING OPTIONS   COMPENSATION
   ---------------------------     ----   --------   --------    ------------   ------------------   ------------
Mark Zimmer(1)...................  1999   $250,000   $169,743(5)   $20,739(10)             --          $     --
  President and Chief              1998    239,375     15,000(8)    17,712(10)         40,000                --
  Executive Officer                1997    223,199     42,000(9)    16,424(10)         37,657(11)            --
Terance A. Kinninger(2)..........  1999    186,667     81,000       17,701(10)        125,000                --
  Senior Vice President,           1998    173,333     18,000(8)    13,088(10)        115,000(12)            --
  Finance and Operations and       1997    160,750     28,000(9)     9,207(10)         30,000                --
  Chief Financial Officer
Robert Rice......................  1999    185,000     65,000(7)     8,923(10)         25,000                --
  President and Chief Executive    1998    173,333    100,000(8)     7,481(10)        294,500(13)            --
  Officer of Metastream
    Corporation                    1997    154,134    100,000(9)     4,607(10)             --                --
John Leddy.......................  1999    177,500     50,000(6)     6,882(10)         75,000                --
  Senior Vice President,           1998     57,028     25,000(6)     1,875(10)        130,000                --
  Product Development
Gary Lauer(3)....................  1999    350,000         --       17,894(10)             --           146,376(15)
  Former President and Chief       1998    288,189         --       14,877(10)      1,000,000(14)        67,365(16)
  Executive Officer
Kai Krause(4)....................  1999     83,333         --       24,629(10)             --           166,667(17)
  Former Chief Design Officer      1998    239,375         --       28,824(10)        300,000                --
                                   1997    240,000     42,000(9)    26,035(10)         50,000                --

---------------
 (1) Mr. Zimmer was promoted to President and Chief Executive Officer effective December 14, 1999.

 (2) Mr. Kinninger resigned as Senior Vice President and Chief Financial Officer effective December 31, 1999. Mr. Kinninger will continue to act as a consultant to the Company through March 31, 2000.

 (3) Mr. Lauer resigned as President and Chief Executive Officer effective December 14, 1999 and continues as the Chairman of the Company.

 (4) Mr. Krause resigned as Chief Design Officer effective May 1, 1999. Mr. Krause will continue to act as a consultant to the Company through April 30, 2000.

 (5) Includes $125,000 paid in 1999 for services to be performed in 2000.

 (6) Includes $15,000 paid in 1999 for services in 1998.

 (7) Represents amount paid in 2000 for services in 1999.

 (8) Represents amount paid in 1999 for services in 1998.

 (9) Represents amount paid in 1998 for services in 1997.

(10) Represents auto allowance and the cost of providing health, life and disability insurance.

(11) Includes 19,400 new options granted in exchange for previously outstanding options.

(12) Includes 65,000 new options granted in exchange for previously outstanding options.

(13) Includes 244,500 new options granted in exchange for previously outstanding options.

(14) In February 1998, Mr. Lauer received options to purchase 800,000 and 200,000 shares of Common Stock. These options were exchanged for a similar number of options in September 1998.

(15) Represents reimbursement for relocation expenses ($100,000) and other miscellaneous perquisites.

(16) Represents reimbursement for relocation expenses ($50,000) and other miscellaneous perquisites.

(17) Represents amount paid as a consultant.

OPTION GRANTS AND EXERCISES

     The following tables set forth information regarding stock options granted to and exercised by the Named Executive Officers during fiscal year 1999, as well as options held by such officers as of December 31, 1999, the last day of the Company's 1999 fiscal year. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock.

                          OPTION GRANTS IN FISCAL 1999

                                                 INDIVIDUAL GRANTS
                                ----------------------------------------------------
                                              PERCENT OF                               POTENTIAL REALIZABLE VALUES
                                NUMBER OF       TOTAL                                   AT ASSUMED ANNUAL RATES OF
                                SECURITIES     OPTIONS                                 STOCK PRICE APPRECIATION FOR
                                UNDERLYING    GRANTED TO                                      OPTION TERM(1)
                                 OPTIONS     EMPLOYEES IN   EXERCISE OR   EXPIRATION   ----------------------------
 NAME AND PRINCIPAL POSITION     GRANTED     FISCAL YEAR    BASE PRICE       DATE      5% PER YEAR    10% PER YEAR
 ---------------------------    ----------   ------------   -----------   ----------   ------------   -------------
Terance A. Kinninger..........    50,000         2.39%         $6.34       2/24/09       $199,479       $505,519
                                  25,000         1.19%          5.63       6/24/09         88,438        224,120
                                  50,000         2.39%          5.63       6/24/09        176,877        448,240
                                 -------         ----
                                 125,000         5.97%
Robert Rice...................    25,000         1.19%          5.63       6/24/09         88,438        224,120
John Leddy....................    75,000         3.58%          5.63       6/24/09        265,315        672,360

---------------
(1) The dollar amounts in these columns are the result of calculations of the potential realizable value of each grant of options assuming that the market price of the underlying security appreciates in value from the date of grant to the end of the option term at the five percent and ten percent rates set by the SEC. These amounts are not intended to forecast future appreciation of the Company's Common Stock.

     The following table sets forth information with respect to options exercised during fiscal 1999 by the Named Executive Officers and the value of unexercised options at December 31, 1999.

       OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS AT               IN-THE-MONEY OPTIONS
                                SHARES                      DECEMBER 31, 1999          AT DECEMBER 31, 1999(1)
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
            NAME               EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----              -----------   --------   -----------   -------------   -----------   -------------
Terance A. Kinninger........    22,600      $124,300      69,900        176,250      $  221,917     $  471,756
Mark Zimmer.................        --            --      93,456         31,014         360,311         25,683
Robert Rice.................        --            --     352,894         56,771       1,213,772        142,542
John Leddy..................        --            --      43,333        161,667         226,155        674,990
Gary Lauer..................        --            --     595,556        404,444       2,086,828      1,417,172
Kai Krause..................        --            --     604,271        230,729       3,329,190        431,300

---------------
(1) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of the Company's Common Stock at 12/31/99 ($8.59).

TEN-YEAR OPTION REPRICINGS

     The following table sets forth certain information with respect to the Company's exchange of certain outstanding options with certain of its officers in June 1997 and September 1998.

                         TEN YEAR OPTION/SAR REPRICINGS

                                                                                                                       LENGTH OF
                                                                                                                        ORIGINAL
                                                                                                                         OPTION
                                                            NUMBER OF    NUMBER OF     MARKET                             TERM
                                                            SECURITIES   SECURITIES   PRICE OF   EXERCISE              REMAINING
                                                            UNDERLYING   UNDERLYING   STOCK AT   PRICE AT     NEW      AT DATE OF
                                                             OPTIONS      OPTIONS     TIME OF    TIME OF    EXERCISE    EXCHANGE
          NAME AND PRINCIPAL POSITION              DATE     EXCHANGED      ISSUED     EXCHANGE   EXCHANGE    PRICE     (IN YEARS)
          ---------------------------             -------   ----------   ----------   --------   --------   --------   ----------
Terance Kinninger...............................  9/11/98      10,000       10,000     $3.31      $13.75     $5.09        8(1)
  Senior Vice President,                          9/11/98      25,000       25,000      3.31       11.75      5.09        8(1)
  Finance and Operations                          9/11/98      30,000       30,000      3.31       10.25      5.09        8(1)
  and Chief Financial Officer                               ----------   ----------
                                                               65,000       65,000
Mark Zimmer.....................................  6/20/97      26,215       19,400     10.25       19.09     10.25           9
  President and Chief Executive Officer
Robert Rice.....................................  9/11/98     244,500      244,500      3.31       12.50      5.09        8(1)
  President and Chief Executive Officer
  of Metastream Corporation
Gary Lauer......................................  9/11/98     200,000      200,000      3.31        7.91      5.09        9(1)
  Former President and Chief                      9/11/98     800,000      800,000      3.31        7.91      5.09        9(1)
  Executive Officer                                         ----------   ----------
                                                            1,000,000    1,000,000

---------------
(1) Vesting of options remained the same; however, between September 11, 1998 and January 20, 1999, exchanged options that were vested were not eligible for exercise, and between January 21, 1999 and July 21, 1999, the officer available to exercise only up to 25% of the exchanged options vested and available for exercise at January 21, 1999.

COMPENSATION OF DIRECTORS

     The Company reimburses each of its non-employee directors as follows: each non-employee director is paid (i) $2,500 at the end of each fiscal quarter in which he or she is a director, (ii) $1,000 for each regular Board meeting he or she attends, and (iii) $500 for each Board committee meeting he or she attends; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to any director for all such meetings attended by such director on such date. From March 1997 through February 1999, Dr. Howard L. Morgan received a monthly consulting fee of $4,500 for services rendered to the Company. In addition, from February 1997 through February 1999, Mr. William H. Lane III received a monthly consulting fee of $4,000 for services rendered to the Company. Effective March 1, 1999, each of Mr. Morgan and Mr. Lane's consulting fees was reduced to $2,500 per month.

     Non-employee directors participate in the Company's 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director who joins the Board in the future will automatically be granted a nonstatutory option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director, including current non-employee directors, automatically receives a nonstatutory option to purchase 5,000 shares of Common Stock on January 1 of each year, provided the director has been a member of the Board for at least six months. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. The 20,000 share grant vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the option shares per month thereafter; provided the optionee remains a director of the Company. The 5,000 share grant vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the option shares per month thereafter; provided the optionee remains a director of the Company. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

     In January 1999, Messrs. Lane, Bert Kolde and Samuel H. Jones, Jr. and Dr. Morgan were each granted an option to purchase 5,000 shares of Common Stock under the Director Plan at an exercise price of $6.625 per share. In December 1999, in recognition for the substantial contribution of the Company's directors to the formation and success of Metastream Corporation, Messrs. Kolde, Lane and Jones and Dr. Morgan were each granted a fully-vested option to purchase 50,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. In January 2000, Messrs. Kolde, Lane and Jones were each granted an option to purchase 5,000 shares of Common Stock under the Director Plan at an exercise price of $9.00 per share. For their participation as a director of Metastream Corporation, in January 2000, Mr. Jones and Dr. Morgan were each granted anoption to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. Additionally, for his participation as a director of Metastream Corporation, in February 2000, Mr. Lane was granted an option to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. The 75,000 share grants vest one-fifth of the option shares on the date of grant, one-fifth of the option shares at the end of the first year and one-thirty-sixth of the option shares per month thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1999, the Compensation Committee (the "Committee") of the Board of Directors consisted of Messrs. Jones and Lane and Dr. Morgan. Since January 1, 2000, the Committee has consisted of Messrs. Jones and Lane. None of the members of the Compensation Committee was an officer or employee of the Company. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of any other company's board of directors or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     The Committee recommends, subject to the Board's approval, compensation for executive officers and evaluates performance of management.

  Compensation Philosophy

     The Company operates in the competitive and rapidly changing environment of high technology businesses. The Committee seeks to establish compensation policies that allow the Company flexibility to respond to changes in its business environment. The Company's compensation philosophy is based on the belief that achievement in this environment is enhanced by the coordinated efforts of all individuals working toward common objectives. The goals of the Company's compensation program are to align compensation with the Company's business objectives and performance, to foster teamwork and to enable the Company to attract, retain and reward employees who contribute to the Company's long-term success.

  Compensation Components

     The Company's executive officers are compensated with a salary, and are eligible for bonus and stock option awards. The Committee assesses the past performance and anticipated future contribution, and considers the total compensation (earned or potentially available) of each executive officer in establishing each element of compensation.

     Salary. The salaries of the executive officers, including the Chief Executive Officer, are determined annually by the Committee with reference to several surveys of salaries paid to executive with similar responsibilities at comparable companies, generally in the high technology industry. The peer group for each executive officer is composed of executives whose responsibilities are similar in scope and content. The Company seeks to set executive compensation levels that are competitive with the average levels of peer group compensation.

     Bonus. The Company has a discretionary key employee incentive pool pursuant to which executive officers and a limited number of key employees may receive annual cash bonuses. Targets for sales growth and operating income influence the amount of the pool. Individual payments are made based on the Company's achievement of these targets and upon the individual's personal and departmental performance.

     Stock Options. Stock options awards are designed to align the interests of executives with the long-term interests of the stockholders. The Committee approves option grants subject to vesting periods (usually 48 months) to retain executives and encourage sustained contributions. The exercise price of options are not less than the closing market price on the date of grant. These options will acquire value only to the extent that the price of the Company's Common Stock increases relative to the market price at the date of grant.

  Chief Executive Officer's Compensation

     Mr. Lauer's compensation for fiscal 1999 reflects the Committee's evaluation of his overall leadership of the Company as its Chief Executive Officer. In determining Mr. Lauer's compensation, the Committee considered, among other factors, the continued sequential growth of revenues since the second quarter of 1998 and the release of new products and versions of existing products. The Company paid Mr. Lauer a base salary of $350,000 for 1999.

     The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and proposed regulations thereunder (the "Section"). The Section disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the Named Executive Officers, unless such compensation is performance-based. The Company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Committee believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the Company's success. Consequently, the Committee recognizes that the loss of a tax deduction could be necessary in some circumstances.

                                          COMPENSATION COMMITTEE

                                          William H. Lane III
                                          Howard L. Morgan
                                          Samuel H. Jones, Jr.

PERFORMANCE GRAPH

     The graph below compares the cumulative total return on the Company's Common Stock for the period commencing December 12, 1995 and ending December 31, 1999 compared to the CRSP Total Return Index for the Nasdaq Stock Market (U.S. companies) and the CRSP Total Return Index for the Nasdaq Computer and Data Processing Services Stocks (SIC 737). The graph assumes that $100 was invested on the date of the Company's initial public offering, December 12, 1995, and that all dividends are reinvested. Historic stock price performance should not be considered indicative of future stock price performance.

                  COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
     AMONG METACREATIONS CORPORATION, THE NASDAQ STOCK MARKET -- US INDEX,
               AND THE NASDAQ COMPUTER AND DATA PROCESSING INDEX

                                                                              NASDAQ STOCK MARKET E        NASDAQ COMPUTER AND
                                                      METACREATIONS                    US                    DATA PROCESSING
                                                      -------------           ---------------------        -------------------
12/12/95                                                   100                         100                         100
12/31/95                                                    96                          99                          98
12/31/96                                                    44                         122                         122
12/31/97                                                    41                         150                         150
12/31/98                                                    20                         211                         267
12/31/99                                                    32                         391                         587

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 15, 2000 by (i) each beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and each nominee, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                          NUMBER OF SHARES
                                          -------------------------------------------------
                                                                              COMMON STOCK
                                                                                  AND         PERCENTAGE OF
        NAME OF BENEFICIAL OWNER          COMMON STOCK   VESTED OPTIONS(1)   VESTED OPTIONS     TOTAL(2)
        ------------------------          ------------   -----------------   --------------   -------------
Samuel H. Jones, Jr. ...................     980,055           33,750           1,013,805          3.7%
Mark Zimmer.............................     282,406           99,072             381,478          1.4
Robert Rice.............................          --          352,894             352,894          1.3
William H. Lane III.....................      15,000           73,750              88,750            *
Gary Lauer..............................      24,664               --              24,664            *
John Leddy..............................       3,972           19,167              23,139            *
Jay Jennings............................          --           10,541              10,541            *
                                           ---------          -------           ---------          ---
All directors and executive officers as
  a group (8 persons)...................   1,306,097          589,174           1,895,271          6.8%
                                           =========          =======           =========          ===

---------------
 *  Percentage of shares beneficially owned is less than one percent of total.

(1) Represents shares issuable upon exercise of options to purchase MetaCreations Common Stock that are exercisable within 60 days of March 15, 2000.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty (60) days of March 15, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage ownership is based on 27,445,446 shares of Common Stock outstanding on March 15, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into employment agreements with Messrs. Zimmer, Kinninger, Rice, Leddy, Lauer and Krause. Pursuant to the terms of an employment offer letter dated February 11, 1998 from the Company to Mr. Zimmer, following the closing of the acquisition of Fractal in May 1997, Mr. Zimmer commenced employment with the Company at an annual base salary of $240,000. In May 1998, Mr. Zimmer's annual base salary was increased to $250,000 by the Company's Board of Directors. In May 1998, Mr. Zimmer received an option to purchase 40,000 shares of Common Stock at an exercise price of $7.94. In connection with the Company's restructuring activities, Mr. Zimmer agreed to a 10% salary reduction from September 16, 1998 through December 31, 1998. In November 1998, the Company loaned Mr. Zimmer $150,000, collateralized by certain shares of common stock of the Company owned by Mr. Zimmer, as well as options to purchase shares of the common stock of the Company. The loan bore interest semi-annually at 4.47% and was repaid in September 1999. In February 1999, Mr. Zimmer received a bonus of $15,000 for services performed in 1998. In September 1999, Mr. Zimmer received an advance of $125,000 against a bonus to be earned in 2000. In December 1999, Mr. Zimmer received a bonus of $44,743 for services performed in 1999. Pursuant to the terms of a letter agreement dated December 10, 1999 and in connection with Mr. Zimmer's promotion to President and Chief Executive Officer of the Company, the Company's Board of Directors agreed to pay Mr. Zimmer a bonus of $1,250,000 on May 31, 2000, provided that Mr. Zimmer does not voluntarily resign his position prior to that date. In December 1999, Mr. Zimmer received an option to purchase 50,000 shares of Metastream Corporation Common Stock at an exercise price equal to $1.00.

     Mr. Kinninger's original employment offer letter from the Company dated June 27, 1995 provided that the Company would pay Mr. Kinninger an annual base salary of $120,000. Pursuant to the offer letter, the Company granted Mr. Kinninger options to purchase 65,000 shares of Common Stock at an exercise price of $4.25 per share. Such options vest over a period of four years, but become fully vested upon a change in control of the Company. In accordance with the offer letter, 16,250 shares of Mr. Kinninger's options became fully vested upon the closing of the Company's initial public offering. In March 1996, the Company's Board of Directors increased Mr. Kinninger's annual base salary to $140,000. In January 1997, the Company's Board of Directors increased Mr. Kinninger's annual base salary to $160,000. Mr. Kinninger's employment agreement with the Company was amended by a severance agreement dated October 31, 1997. Pursuant to the terms of the agreement, if within one year following a change of control of the Company, Mr. Kinninger's employment is involuntarily terminated, Mr. Kinninger is entitled to receive severance payments equal to twelve months of his base compensation, medical benefits and accelerated vesting of 50% of any then unvested stock options. In May 1998, the Company's Board of Directors increased Mr. Kinninger's annual base salary to $180,000. In May 1998, Mr. Kinninger received an option to purchase 25,000 shares of Common Stock at an exercise price equal to $7.94. In August 1998, Mr. Kinninger received an option to purchase 25,000 shares of Common Stock at an exercise price equal to $5.09. In connection with the Company's exchange of certain outstanding options in September 1998, certain of Mr. Kinninger's options were exchanged for new options with exercise prices equal to $5.09. In February 1999, Mr. Kinninger received a bonus of $18,000 for services performed in 1998. In February 1999, Mr. Kinninger received an option to purchase 50,000 shares of Common Stock at an exercise price equal to $6.34. In June 1999, Mr. Kinninger received options to purchase 25,000 and 50,000 shares of Common Stock at an exercise price equal to $5.63. In September 1999, the Company's Board of Directors increased Mr. Kinninger's annual base salary to $200,000. On December 31, 1999, Mr. Kinninger resigned as Vice President and Chief Financial Officer. Pursuant to the terms of a letter agreement dated December 10, 1999, Mr. Kinninger received a bonus of $81,000 for services performed in 1999. In addition, Mr. Kinninger was retained as a consultant to the Company for the period from January 1, 2000 through March 31, 2000 for a fee of $8,000 per month.

     The Company's employment agreement with Mr. Rice, dated December 31, 1996, provided for employment commencing January 1, 1997 at an annual base salary of $150,000. The agreement, which expires as of December 31, 1999, guaranteed that the Company would pay Mr. Rice a bonus of not less than $100,000 for his first year of employment. With respect to subsequent years of employment, the agreement provides that the Company will pay Mr. Rice bonuses commensurate with the bonuses awarded to other senior executives of the Company. Mr. Rice received an option to purchase 244,500 shares of Common Stock at an exercise price of $12.50, with one-third of such option to vest at the conclusion of each year, and an option to purchase 90,165 shares of Common Stock at an exercise price of $5.03, which was fully vested. In the event that Mr. Rice's employment is terminated by the Company without cause, or by Mr. Rice for good reason, or following a change of control, Mr. Rice shall be entitled to accelerated vesting of 100% of any then unvested stock options. Pursuant to the terms of the employment offer, if the Company terminates Mr. Rice's employment without cause, or if Mr. Rice terminates his employment for good reason, prior to December 31, 1999, Mr. Rice is entitled to receive severance pay equal to his base salary and annual bonus through December 31, 1999 and continuation of coverage of certain benefits. Pursuant to the terms of the agreement, the Company loaned Mr. Rice $1,000,000, collateralized by shares of the Company's Common Stock underlying certain vested and exercisable options held by Mr. Rice. The loan is payable on December 31, 2002 and bears interest at 5.67%, compounded semi-annually. In May 1998, the Company's Board of Directors increased Mr. Rice's annual base salary to $185,000. In May 1998, Mr. Rice received an option to purchase 25,000 shares of Common Stock at an exercise price equal to $7.94. In August 1998, Mr. Rice received an option to purchase 25,000 shares of Common Stock at an exercise price equal to $5.09. In connection with the Company's exchange of certain outstanding options in September 1998, Mr. Rice's option to purchase 244,500 shares of Common Stock was exchanged for an option to purchase 244,500 shares of Common Stock at an exercise price equal to $5.09. In February 1999, Mr. Rice received a bonus of $100,000 for services performed in 1998. In June 1999, Mr. Rice received an option to purchase 25,000 shares of Common Stock at an exercise price equal to $5.63. In December 1999, Mr. Rice received an option to purchase 750,000 shares of Metastream Corporation Common Stock at an exercise price equal to $1.00. In February 2000, Mr. Rice received a bonus of $65,000 for services performed in 1999.

     The Company's employment agreement with Mr. Leddy, dated August 24, 1998, provided for an annual base salary of $160,000. The agreement also provided for a signing bonus of $10,000 and a performance incentive of up to $15,000 per quarter with the bonus for the first two quarters guaranteed. Mr. Leddy received an option to purchase 130,000 shares of Common Stock at an exercise price equal to $3.38, with 25% of such option to vest at the conclusion of one year and 1/36 of the remaining option to vest monthly thereafter. In the event that Mr. Leddy's employment is terminated by the Company following a change of control during the first year of his employment, Mr. Leddy shall be entitled to accelerated vesting of 50% of any then unvested stock options. In the event that Mr. Leddy's employment is terminated by the Company following a change of control after the first year of his employment, Mr. Leddy shall be entitled to accelerated vesting of 100% of any then unvested stock options. Pursuant to the terms of the employment offer, if the Company terminates Mr. Leddy's employment without cause, Mr. Leddy is entitled to receive severance pay equal to his base salary for a six month period and continuation of coverage of certain benefits. In June 1999, Mr. Leddy received an option to purchase 75,000 shares of Common Stock at an exercise price equal to $5.63. In July 1999, Mr. Leddy's annual base salary was increased to $195,000 by the Company's Board of Directors. Pursuant to the terms of a letter agreement dated December 12, 1999, the Company agreed to pay Mr. Leddy a bonus of $250,000 on May 1, 2000, provided that Mr. Leddy does not voluntarily resign his position prior to that date. Additionally, the Company agreed to pay Mr. Leddy a bonus of $100,000 on or before May 1, 2000, provided that Mr. Leddy does not voluntarily resign his position prior to that date and the Company has successfully divested itself of its core prepackaged professional software product lines.

     Pursuant to the terms of an employment offer letter dated February 20, 1998, from the Company to Mr. Lauer, the Company agreed to pay Mr. Lauer an annual base salary of $350,000 plus a targeted annual bonus for 1998. The payment of future bonuses would be determined by the Compensation Committee of the Company's Board of Directors. The Company paid premiums on a term life insurance policy on Mr. Lauer in the amount of $1,000,000, the beneficiaries of which were designated by Mr. Lauer. Mr. Lauer received an option to purchase 800,000 shares of Common Stock at an exercise price equal to $7.9063, with 30% of such option to vest at the conclusion of one year and 1/36 of the remaining option to vest monthly thereafter. Mr. Lauer also received an option to purchase 200,000 additional shares of Common Stock at a price equal to $7.9063, with such option to vest at the conclusion of four years of employment, with possible accelerated vesting based upon achievement of performance goals. In connection with the Company's exchange of certain outstanding options in September 1998, Mr. Lauer's options were exchanged for options to purchase 800,000 shares and 200,000 shares of Common Stock, each at an exercise price equal to $5.09. Pursuant to the terms of the employment offer, if the Company terminated Mr. Lauer's employment without cause, Mr. Lauer was entitled to receive severance pay equal to twelve months of his base salary, and accelerated vesting of 50% of then unvested options. In the event of a change in control of the Company between the first and beginning of the fourth years of Mr. Lauer's employment that results in termination without cause, resignation due to the change of control, or a material change in duties, Mr. Lauer was entitled to receive severance payments equal to twelve months of his base compensation plus standard employee benefits for twelve months, and accelerated vesting of 100% of any then unvested stock options. Pursuant to the terms of a letter agreement dated July 16, 1998 from the Company to Mr. Lauer, the Company agreed to offer Mr. Lauer a collateralized loan of up to $1,000,000 to assist Mr. Lauer with the purchase of a home in the Santa Barbara, California area. Mr. Lauer has executed a promissory note dated November 9, 1998 in favor of the Company in the amount of $1,000,000, collateralized by a first trust deed on Mr. Lauer's Santa Barbara residence. The note was non-interest bearing and was payable on February 20, 2002. The letter agreement provided that if Mr. Lauer sold such Santa Barbara residence on or before February 19, 2002 for a loss, as defined in the letter agreement, the Company would reimburse Mr. Lauer for such loss. However, in the event that Mr. Lauer proposed to undertake a sale of the Santa Barbara residence that would result in such a loss, Mr. Lauer and the Company would transfer control of the sale to an independent third party. In the event that such third party was able to broker a sale of the residence for a gain to Mr. Lauer, as defined in the letter agreement, Mr. Lauer would reimburse the Company for the third party's expenses in an amount not to exceed his gain. In connection with the Company's restructuring activities, Mr. Lauer agreed to a 10% salary reduction from September 16, 1998 through December 31, 1998. In December 1999, Mr. Lauer received an option to purchase 50,000 shares of Metastream Corporation Common Stock at an exercise price equal to $1.00. Mr. Lauer resigned as President and Chief Executive Officer effective December 14, 1999. Pursuant to the terms of a letter agreement dated December 31, 1999, the due date of the $1,000,000 collateralized loan was extended to the earlier of the close of escrow or December 31, 2000. Additionally, the loan was further collateralized by shares of the Company's Common Stock underlying certain vested and exercisable options held by Mr. Lauer.

     The Company's employment agreement with Mr. Krause, dated January 26, 1994, provided for an annual base salary of $160,000, with the opportunity to participate in any incentive or bonus plans adopted in the discretion of the Board of Directors. The agreement provided for an employment term through December 31, 1998. Pursuant to the agreement, the Company pays premiums on a term life insurance policy on Mr. Krause in the amount of $3,000,000, the beneficiaries of which may be designated by Mr. Krause. The employment agreement may be terminated by the Company at any time upon a material breach of Mr. Krause's obligations to perform under the agreement, including failure to perform by reason of illness, incapacity or otherwise. In May 1995, Mr. Krause's annual base salary was increased to $195,000 by the Company's Board of Directors. In January 1996, Mr. Krause's annual base salary was increased to $215,000 by the Company's Board of Directors. In January 1997, Mr. Krause's annual base salary was increased to $240,000 by the Company's Board of Directors. In January 1998, Mr. Krause received an option to purchase 300,000 shares of Common Stock at an exercise price of $6.44. In May 1998, Mr. Krause's annual base salary was increased to $250,000 by the Company's Board of Directors. In connection with the Company's restructuring activities, Mr. Krause agreed to a 10% salary reduction from September 16, 1998 through December 31, 1998. Mr. Krause resigned as Chief Design Officer effective May 1, 1999. Pursuant to the terms of a Severance Agreement and Release dated May 1, 1999, the Company retained the services of Mr. Krause for a twelve-month period at Mr. Krause's annual base salary of $250,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 23 of this Report.

     2. Exhibits.

    Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement,
      Liquidation or Succession
       2.1 Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation
              (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2, filed on
              December 11, 1995, as amended (File No. 33-98628LA))
       2.2    Stock Purchase Agreement between the Registrant and Real
              Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant's Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
       2.3    Agreement and Plan of Reorganization, dated as of February
              11, 1997, among MetaTools, Inc., a Delaware corporation,
              Fractal Design Corporation, a Delaware corporation, and Rook
              Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant's Registration Statement on Form
              S-4, filed on April 28, 1997 (File No. 333-25939))
       2.4    Agreement and Plan of Merger among Fractal Design
              Corporation, a California corporation, and Rook Acquisition
              Corp., a Delaware corporation, dated as of May 29, 1997
              (incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K, filed on June 13, 1997 (File No.
              000-27168))

    Exhibit No. 3: Articles of Incorporation and Bylaws
       3.1    Restated Certificate of Incorporation of Registrant
              (incorporated by reference from Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995, filed on March 30, 1996 (File No.
              000-27168))
       3.2    Restated Certificate of Incorporation of Registrant
              (incorporated by reference from Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1995, filed on March 30, 1996 (File No.
              000-27168))
       3.3    Certificate of Amendment of Restated Certificate of
              Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant's Form 8-K, filed on June 13,
              1997 (File No. 000-27168))
       3.4    Bylaws of Registrant, as amended on July 24, 1998
              (incorporated by reference from Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

    Exhibit No. 4: Instruments Defining the Rights of Security Holders
       4.1    Specimen of Common Stock Certificate of Registrant
              (incorporated by reference from Exhibit 2.4 to the Registrant's Form 8-K, filed on June 13, 1997 (File No.
              000-27168))
       4.2    Amended and Restated Rights Agreement, dated as of June 24,
              1999 between MetaCreations Corporation and BankBoston, N.A., including form of Certificate of Designations, Rights
              Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant's Form 8-A/A, filed on October 29, 1999 (File No. 000-27168))

    Exhibit No. 10: Material Contracts
    Executive Compensation Plans and Agreements
      10.1    1992 Incentive Stock Plan (incorporated by reference from
              Exhibit 10.3 to the Registrant's Registration Statement on
              Form SB-2, filed on December 11, 1995, as amended (File No.
              33-98628LA))
      10.2    1994 Incentive Stock Option, Non-Qualified Stock Option and
              Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File
              No. 33-98628LA))
      10.3 1995 Stock Plan, as amended on May 26, 1999 (incorporated by reference from Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-8, filed on September 9, 1999 (File No.
              333-86817))
      10.4    1995 Employee Stock Purchase Plan, as amended on May 6, 1998
              (incorporated by reference from Exhibit 10.6 to the Registrant's Form 10-Q for the quarter ended March 31, 1998, as filed on May 14, 1998 (File No. 000-27168))
      10.5    1995 Director Option Plan (incorporated by reference from
              Exhibit 10.7 to the Registrant's Registration Statement on
              Form SB-2, filed on December 11, 1995, as amended (File No.
              33-98628LA))
      10.6    1996 Dive Option Plan (incorporated by reference from
              Exhibit 10.23 to the Registrant's Registration Statement on
              Form S-8, filed on December 3, 1996 (File No. 333-17209))
      10.7    1996 Nonstatutory Stock Option Plan, as amended on June 29,
              1999 (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on
              September 9, 1999 (File No. 333-86817))
      10.8    Letter Agreement between the Registrant and Mark Zimmer and
              Thomas Hedges, dated February 11, 1997 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual
              Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (File No. 000-27168))
      10.9 Letter Agreement between the Registrant and Mark Zimmer, dated December 10, 1999
      10.10   Employment Agreement between the Registrant and Terance A.
              Kinninger dated September 27, 1995 (incorporated by reference from Exhibit 10.10 to the Registrant's
              Registration Statement on Form SB-2, filed on December 11,
              1995, as amended (File No. 33-98628LA))
      10.11   Severance Agreement between the Registrant and Terance A.
              Kinninger dated October 31, 1997 (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1997, filed on March
              31, 1998 (File No. 000-27168))
      10.12   Letter Agreement between the Registrant and Terance
              Kinninger, dated December 10, 1999
      10.13 Employment Agreement between the Registrant and Robert Rice dated December 31, 1996 (incorporated by reference from Exhibit 10.23 to the Registrant's Current Report on Form
              8-K, filed on January 15, 1997 (File No. 000-27168))
      10.14 Employment Agreement between the Registrant and John Leddy dated August 24, 1998 (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, filed on March 31, 1999 (File No. 000-27168))
      10.15 Letter Agreement between the Registrant and John Leddy, dated December 12, 1999
      10.16   Employment Agreement between the Registrant and Gary L.
              Lauer dated February 20, 1998 (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1997, filed on March
              31, 1998 (File No. 000-27168))

      10.17   Amendment to Employment Agreement between the Registrant and
              Gary L. Lauer dated July 16, 1998 (incorporated by reference from Exhibit 10.39 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File
              No. 000-27168))
      10.18 Letter Agreement between the Registrant and Gary Lauer, dated December 31, 1999
      10.19 Employment Agreement between the Registrant and Kai Krause dated January 26, 1994 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on
              Form SB-2, filed on December 11, 1995, as amended (File No.
              33-98628LA))
      10.20   Severance Agreement and Release between the Registrant and
              Kai Krause, dated May 1, 1999

    Other Material Contracts
      10.21   Form of Indemnification Agreement for Executive Officers and
              Directors (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
      10.22 Investors' Rights Agreement, as amended (incorporated by reference from Exhibit 10.2 to the Registrant's Registration
              Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
      10.23   Amended and Restated Investors' Rights Agreement
              (incorporated by reference from Exhibit C to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, filed on
              January 15, 1997 (File No. 000-27168))
      10.24*  Distribution Agreement between the Registrant and Ingram
              Micro Inc. dated October 19, 1992, as amended on November
              10, 1997 (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA) and
              Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (File No. 000-27168))
      10.25*  International Software Distribution Agreement between the
              Registrant and Marubeni Corporation dated as of August 1,
              1997 (incorporated by reference from Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997, filed on March 31, 1998 (File No.
              000-27168))
      10.26 Licensing and Services Agreement dated June 30, 1999 by and among MetaStream.com Corporation, Computer Associates
              International, Inc. and Registrant
      10.27 Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates
              International, Inc. and Registrant
      10.28*  Turnkey/Inventory Agreement between the Registrant and Modus
              Media International, Inc. dated as of June 1, 1997
              (incorporated by reference from Exhibit 10-22 to the Registrant's Annual Report on Form 10-K for the year ended
              December 31, 1997, filed on March 31, 1998 (File No.
              000-27168))
      10.29 Lease Agreement between the Registrant and Bluffs Group III dated December 8, 1998 (incorporated by reference from Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (File No. 000-27168))
      10.30   Second Lease Agreement between the Registrant and Bluffs
              Group III dated December 8, 1998 (incorporated by reference from Exhibit 10.35 to the Registrant's Annual Report on Form
              10-K for the year ended December 31, 1997, filed on March
              31, 1998 (File No. 000-27168))

      10.31 Lease Agreement between the Registrant and HKH Partners dated December 8, 1998 (incorporated by reference from Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1998 (File No. 000-27168))

    Exhibit No. 21: Subsidiaries of the Registrant
      21.1    Listing of Registrant's Subsidiaries

    Exhibit No. 23: Consents of Experts and Counsel
      23.1    Consent of PricewaterhouseCoopers LLP, Independent
              Accountants

    Exhibit No. 24: Power of Attorney
      24.1 Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

    Exhibit No. 27: Financial Data Schedule
      27.1    Financial Data Schedule

---------------

* Confidential treatment for this exhibit has been requested pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (b) Reports on Form 8-K

     On December 20, 1999, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on December 14, 1999 announcing the Registrant's decision to focus solely on e-commerce visualization solutions for the Web and to divest itself of non-strategic software assets. On December 20, 1999, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on December 14, 1999 announcing the resignation of Gary Lauer as President and Chief Executive Officer of the Registrant and the appointment of Mark Zimmer as the new President and Chief Executive Officer. On January 6, 2000, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on December 30, 1999 announcing the election of Howard Morgan as Chairman of the Board for Metastream Corporation and other management changes.

     (c) Exhibits

        See Item 14(a)(2) above.

     (d) Financial Statement Schedules

        See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carpinteria, State of California, on the 29th day of March 2000.

                                          METACREATIONS CORPORATION

                                          By:      /s/ JAY W. JENNINGS
                                            ------------------------------------
                                                      Jay W. Jennings
                                                     Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay W. Jennings, his attorney-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                   /s/ MARK ZIMMER                         Director, President and      March 27, 2000
-----------------------------------------------------      Chief Executive Officer
                     Mark Zimmer                            (Principal Executive
                                                                  Officer)

                 /s/ JAY W. JENNINGS                      Vice President and Chief      March 27, 2000
-----------------------------------------------------         Financial Officer
                   Jay W. Jennings                        (Principal Financial and
                                                             Accounting Officer)

              /s/ SAMUEL H. JONES, JR.                            Director              March 27, 2000
-----------------------------------------------------
                Samuel H. Jones, Jr.

               /s/ WILLIAM H. LANE III                            Director              March 27, 2000
-----------------------------------------------------
                 William H. Lane III

                  /s/ GARY L. LAUER                               Director              March 27, 2000
-----------------------------------------------------
                    Gary L. Lauer