Form 10-Q
period 2000-03-31
METACREATIONS CORP
filed 2000-05-15
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934 For the quarterly period ended March 31, 2000 or

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

                498 Seventh Ave., Suite 1810, New York, NY 10018
                    (Address of principal executive offices)

                                 (646) 485-9100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2000, there were outstanding 27,579,111 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

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

                Consolidated Balance Sheets - March 31, 2000 and
                   December 31, 1999
                Consolidated Statements of Operations - Three months ended
                   March 31, 2000 and 1999
                Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2000 and 1999
             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................        9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...........................       23

SIGNATURES..............................................................       24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        MARCH 31,      DECEMBER 31,
                                                                          2000             1999
                                                                       ----------------------------
                                                                       (Unaudited)      (Audited)
ASSETS
Current assets:
  Cash and cash equivalents ......................................      $  11,311       $   4,480
  Short-term investments .........................................         29,178          32,836
  Accounts receivable, net .......................................          2,512           3,999
  Prepaid expenses ...............................................            552             763
  Current assets of discontinued operations ......................         13,399           4,702
                                                                        -------------------------
      Total current assets .......................................         56,952          46,780

Property and equipment, net ......................................          1,772             614
Other assets .....................................................            980           1,225
Non-current assets of discontinued operations ....................            536           1,974
                                                                        -------------------------
      Total assets ...............................................      $  60,240       $  50,593
                                                                        =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................      $     613       $     224
  Accrued expenses ...............................................          1,433           1,899
  Current liabilities of discontinued operations .................          4,079           9,178
  Provision for loss on disposal of discontinued operations ......          8,421           2,653
                                                                        -------------------------
      Total current liabilities ..................................         14,546          13,954

Minority interest ................................................          4,088           2,414

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares authorized -
    no shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively ..............................             --              --
  Common stock, $.001 par value; 75,000 shares authorized -
    27,553 and 25,496 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively ...........             28              25
  Paid-in capital ................................................        127,668         118,040
  Notes receivable from stockholders .............................         (3,467)         (4,467)
  Cumulative translation adjustment ..............................           (129)           (137)
  Accumulated deficit ............................................        (82,494)        (79,236)
                                                                        -------------------------
      Total stockholders' equity .................................         41,606          34,225
                                                                        -------------------------
      Total liabilities and stockholders' equity .................      $  60,240       $  50,593
                                                                        =========================


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -----------------------
                                                                                2000           1999
                                                                              -----------------------
Net revenues ...........................................................      $    137       $  2,263

Operating expenses:
  Sales and marketing (excluding stock based compensation totaling
    $1,388 in 2000) ....................................................         1,350            404
  Research and development (excluding stock based compensation
    totaling $470 in 2000) .............................................           949            559
  General and administrative (excluding stock based compensation
    totaling $157 in 2000) .............................................         1,183          1,002
  Stock-based compensation .............................................         2,015             --
                                                                              -----------------------
Total operating expenses ...............................................         5,497          1,965
                                                                              -----------------------

Income (loss) from operations ..........................................        (5,360)           298
Other income ...........................................................           521            557
                                                                              -----------------------

Income (loss) before provision for income taxes ........................        (4,839)           855
Provision for income taxes .............................................            --             --
                                                                              -----------------------

Income (loss) before minority interest .................................        (4,839)           855
Minority interest in loss of subsidiary ................................           316             --
                                                                              -----------------------

Net income (loss) from continuing operations ...........................        (4,523)           855

Discontinued operations:
  Loss from discontinued operations ....................................            --         (1,947)
  Adjustment to loss on disposal of discontinued operations ............         1,265             --
                                                                              -----------------------
    Net loss from discontinued operations ..............................         1,265         (1,947)
                                                                              -----------------------

Net loss ...............................................................      $ (3,258)      $ (1,092)
                                                                              =======================

Basic net income (loss) per common share:
  Net income (loss) per common share from continuing operations ........      $  (0.17)      $   0.04
  Net income (loss) per common share from discontinued operations ......          0.05          (0.08)
                                                                              -----------------------
  Net loss per common share ............................................      $  (0.12)      $  (0.04)
                                                                              =======================

Diluted net income (loss) per common share:
  Net income (loss) per common share from continuing operations ........      $  (0.17)      $   0.03
  Net income (loss) per common share from discontinued operations ......          0.05          (0.08)
                                                                              -----------------------
  Net loss per common share ............................................      $  (0.12)      $  (0.04)
                                                                              =======================

Weighted average number of shares outstanding:
  Basic ................................................................        26,804         24,325
                                                                              =======================
  Diluted ..............................................................        26,804         25,900
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

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -----------------------
                                                                           2000           1999
                                                                          -----------------------
Cash flows from operating activities:
  Net loss .........................................................      $ (3,258)      $ (1,092)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Net loss of discontinued operations ..........................            --          1,947
      Amortization of deferred compensation ........................         2,015             --
      Depreciation and amortization ................................           150            124
      Minority interest ............................................          (316)            --
      Accrued interest income ......................................            --            (44)
      Changes in operating assets and liabilities:
        Accounts receivable ........................................         1,488         (1,143)
        Prepaid expenses and other assets ..........................           398            164
        Accounts payable and accrued expenses ......................           165            (48)
        Net cash used for discontinued operations ..................        (6,522)        (2,405)
                                                                          -----------------------
         Net cash used in operating activities .....................        (5,880)        (2,497)

Cash flows from investing activities:
  Purchases of short-term investments ..............................       (26,298)       (17,708)
  Proceeds from sales and maturities of short-term investments .....        29,956          7,821
  Purchases of property and equipment ..............................        (1,250)           (26)
  Net cash used for discontinued operations ........................           (68)          (274)
                                                                          -----------------------
         Net cash provided by (used in) investing activities .......         2,340        (10,187)

Cash flows from financing activities:
  Decrease in notes receivable from officers .......................         1,000             64
  Proceeds from exercise of stock options ..........................         9,363            185
                                                                          -----------------------
         Net cash provided by financing activities .................        10,363            249

Effect of exchange rates changes on cash ...........................             8             (4)
                                                                          -----------------------

Net increase (decrease) in cash and cash equivalents ...............         6,831        (12,439)
Cash and cash equivalents at beginning of period ...................         4,480         16,297
                                                                          -----------------------
Cash and cash equivalents at end of period .........................      $ 11,311       $  3,858
                                                                          =======================


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of MetaCreations Corporation and its subsidiaries (collectively "MetaCreations" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K.

2.  DISCONTINUED OPERATIONS

In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented marketing visualization solution, Metastream, and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

The loss on disposal of discontinued operations, which totaled approximately $26,741,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business and severance and related benefits totaling approximately $2,815,000, and asset write-downs totaling approximately $23,926,000. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,265,000 during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000 plus future royalties. The $11,250,000, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The amounts the Company will ultimately realize upon divestiture of the discontinued business could differ materially in the near term from the amounts assumed in arriving at the loss on the disposal of the discontinued operations.

Operating results from discontinued operations were as follows (in thousands):


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2000           1999
                                                          -----------------------
       Net revenues ................................      $  4,576       $  9,805
       Cost of revenues ............................           989          1,647
                                                          -----------------------
         Gross profit ..............................         3,587          8,158

       Operating expenses:
         Sales and marketing .......................         2,800          6,045
         Research and development ..................         2,894          3,329
         General and administrative ................           336            731
                                                          -----------------------
               Total operating expenses ............         6,030         10,105
                                                          -----------------------

       Loss before benefit for income taxes ........        (2,443)        (1,947)
       Benefit for income taxes ....................            --             --
                                                          -----------------------

       Loss from discontinued operations ...........      $ (2,443)      $ (1,947)
                                                          =======================

    The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2000          1999
                                                                     ------------------------
       Current assets of discontinued operations:
         Accounts receivable, net .............................      $ 13,175      $  1,800
         Inventories, net .....................................            --            92
         Prepaid expenses .....................................           224         2,810
                                                                     ----------------------
           Current assets of discontinued operations ..........      $ 13,399      $  4,702
                                                                     ======================

       Non-current assets of discontinued operations:
         Property and equipment, net ..........................      $    300      $  1,574
         Other assets .........................................           236           400
                                                                     ----------------------
           Non-current assets of discontinued operations ......      $    536      $  1,974
                                                                     ======================

       Current liabilities of discontinued operations:
         Accounts payable .....................................      $  1,683      $  5,631
         Accrued expenses .....................................         1,930         2,824
         Royalties payable ....................................           466           723
                                                                     ----------------------
           Current liabilities of discontinued operations .....      $  4,079      $  9,178
                                                                     ======================

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.  INCOME TAXES

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

4.  LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 2000 and 1999, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                       LOSS          SHARES       PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    ---------------------------------------
       Three Months Ended March 31, 2000:
         Basic EPS ............................      $ (3,258)        26,804      $  (0.12)
         Effect of dilutive securities ........            --             --
                                                     ------------------------------------
         Diluted EPS ..........................      $ (3,258)        26,804      $  (0.12)
                                                     =====================================

       Three Months Ended March 31, 1999:
         Basic EPS ............................      $ (1,092)        24,325      $  (0.04)
         Effect of dilutive securities ........            --          1,575
                                                     -------------------------------------
         Diluted EPS ..........................      $ (1,092)        25,900      $  (0.04)
                                                     =====================================

Unexercised stock options that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented, totaled 3,664,000 and 1,199,000 for the three months ended March 31, 2000 and 1999, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K.

OVERVIEW

MetaCreations is a leading provider of marketing visualization solutions for the World Wide Web. MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

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

    -   Licensing technology for specific marketing visualization solutions;

    - Providing a full range of fee-based professional services for implementing 3D solutions;

    - Forging technological alliances with leading interactive agencies and web content providers; and

    -   Maximizing market penetration and name recognition.

In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Metastream technologies, and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, the continuing operations of MetaCreations are focused exclusively on Metastream Corporation.

In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage online companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of March 31, 2000, had an accumulated deficit of approximately $82.5 million.

MetaCreations believes that its success will depend largely on its ability to extend its technology and market leadership in e-commerce visualization. Accordingly, MetaCreations intends to invest heavily in research and development and sales and marketing. Net revenues from continuing operations primarily have been from one-time technology licenses from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company has decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched at the end of the quarter. There can be no assurance that this new recurring broadcast licensing model will result in net revenues comparable to those realized in prior years. See "Factors That May Affect Future Operating Results."

OPERATING RESULTS

Net Revenues

                                           THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------
                                         2000        % CHANGE          1999
                                       --------      --------        --------
                                                (DOLLARS IN THOUSANDS)
       Net revenues                    $    137           (94)%      $  2,263


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

Service revenue, which consists of fees from professional services, is recognized when the service is performed.

Net revenues of $137,000 for the three months ended March 31, 2000 were related to services performed during the quarter, with 91% of the revenues being attributed to Computer Associates. Historically, net revenues primarily consisted of one-time licenses for Metastream and related technologies from a limited number of strategic partners. Specifically, revenues from Intel Corporation, Computer Associates and Real 3D Company accounted for 44%, 42% and 11% of total revenues, respectively, for the three months ended March 31, 1999. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched at the end of the quarter. As a result, no revenue was recorded during the three months ended March 31, 2000 related to the licensing of Metastream 3.0. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

Sales and Marketing

                                           THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------
                                          2000       % CHANGE       1999
                                        --------     --------     --------
                                              (DOLLARS IN THOUSANDS)
       Sales and marketing              $1,350          234%        $404
         As % of net revenues              985%                       18%

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising and required facilities costs related to sales, marketing, business development, Web services and public relations personnel who promote the Company's products, technologies and services. The 234% increase in sales and marketing expenses is primarily due to increased salaries, consulting fees, and related travel and facilities expenses in connection with the expansion of the Company's sales, Web services and public relations departments. The Company is continuing to expand its sales and marketing presence and, accordingly, expects sales and marketing expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

Research and Development

                                          THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                       2000         % CHANGE         1999
                                     --------       --------       --------
                                              (DOLLARS IN THOUSANDS)
       Research and development        $949             70%          $559
         As % of net revenues           693%                           25%

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

The 70% increase in research and development expenses is primarily due to increases in internal development personnel, consulting fees and related travel and facilities expenses in connection with the development of Metastream 3.0. The Company expects research and development expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

General and Administrative

                                            THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------
                                         2000         % CHANGE         1999
                                       --------       --------       --------
                                               (DOLLARS IN THOUSANDS)
       General and administrative      $1,183            18%          $1,002
         As % of net revenues             863%                            44%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal and accounting fees and insurance expense. The 18% increase in general and administrative expenses was primarily attributed to general and administrative expenses of Metastream Corporation, which was formed in July 1999.

Stock-based Compensation

                                          THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                       2000         % CHANGE         1999
                                     --------       --------       --------
                                             (DOLLARS IN THOUSANDS)
       Stock-based compensation      $2,015            100%          $ --
         As % of net revenues         1,471%                           --%

In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $9.0 million during the three months ended March 31, 2000. This deferred compensation represented the difference between the deemed fair value of Metastream Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Deferred compensation, which is included in minority interest in the Company's consolidated balance sheets, is amortized over the vesting period of the applicable options, which is generally four years. Stock-based compensation expense of $2.0 million was recognized during the three months ended March 31, 2000.

Other Income

                                        THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------
                                     2000         % CHANGE         1999
                                   --------       --------       --------
                                           (DOLLARS IN THOUSANDS)
       Other income                  $521             (6)          $557
         As % of net revenues         380%                           25%

Other income primarily consists of interest and investment income on cash and marketable securities. Other income decreased 6% as a result of decreased cash balances and short-term investments. Other income may vary in the future based upon the timing of the receipt of proceeds from the divestiture of the prepackaged graphics software products and from the exercise of stock options, in addition to cash provided by or used in the future operations of the Company.

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

Discontinued Operations

In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented marketing visualization solution, Metastream, and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

The loss on disposal of discontinued operations, which totaled approximately $26.7 million for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business and severance and related benefits totaling approximately $2.8 million, and asset write-downs totaling approximately $23.9 million. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1.3 million during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys acquired the Poser product line; and fractal.com acquired the Headline Studio product line for total consideration of $11.3 million plus future royalties. The $11.3 million, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The amounts the Company will ultimately realize upon divestiture of the discontinued business could differ materially in the near term from the amounts assumed in arriving at the loss on the disposal of the discontinued operations.

Operating results from discontinued operations were as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                         2000           1999
                                                       -----------------------
       Net revenues .............................      $  4,576       $  9,805
       Cost of revenues .........................           989          1,647
                                                       -----------------------
         Gross profit ...........................         3,587          8,158

       Operating expenses:
         Sales and marketing ....................         2,800          6,045
         Research and development ...............         2,894          3,329
         General and administrative .............           336            731
                                                       -----------------------
               Total operating expenses .........         6,030         10,105
                                                       -----------------------

       Loss before benefit for income taxes .....        (2,443)        (1,947)
       Benefit for income taxes .................            --             --
                                                       -----------------------

       Loss from discontinued operations ........      $ (2,443)      $ (1,947)
                                                       =======================

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

Shares of MetaCreations' Common Stock are speculative in nature and involve a high degree of risk. The following risk factors should be considered carefully. The risks described below are not the only ones facing MetaCreations. Many factors could cause our results to be different, including the following risk factors and other risks described in this document, as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K. If any of the following risks occur, our business would likely be adversely affected and the trading price of our Common Stock could decline. This could result in a loss of all or part of your investment.

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult

We have been developing marketing visualization solutions for the Web since our acquisition of Real Time Geometry Corp. in December 1996. Additionally, the e-commerce market is relatively new and evolving rapidly. Accordingly, we have a relatively short operating history in this market upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage online companies, including, but not limited to:

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

We Have A History of Losses And Expect To Incur Losses In The Future

We have had significant quarterly and annual operating losses since our inception, and as of March 31, 2000, we had an accumulated deficit of approximately $82.5 million. With the divestiture of our prepackaged graphics software business substantially complete, we have focused exclusively on our industry-leading, patented marketing visualization solution, Metastream. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

Additionally, in connection with our decision to focus exclusively on e-commerce visualization, we decided to no longer focus on one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched at the end of the quarter. There can be no assurance that this new recurring broadcast licensing model will result in net revenues comparable to those realized in prior years. If we are unable to implement this broadcast licensing model on a timely basis, if at all, our results of operations would be adversely affected.

Our staffing and other operating expenses are based in large part on anticipated revenues. It would be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our business would be harmed.

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

Our Markets Are Highly Competitive

The e-commerce market is new, rapidly evolving and intensely competitive. As a result, online merchants are looking for ways to differentiate themselves from their competition. Accordingly, various companies are developing new technologies, which may give the online merchants this competitive advantage. Our current competitors include:

        -  Cycore AB (Cult3D);

        -  Flatland Online, Inc. (3DML);

        -  IBM Corporation (Hotmedia);

        -  Macromedia, Inc.

        - Oz.Com (Fluid3D - in conjunction with RealNetworks, Inc.'s G2 media player);

        - Shells Interactive Ltd. (3D Dreams - in conjunction with Macromedia, Inc.'s Shockwave);

        -  Virtue 3D, Inc. (Virtuoso); and

        - WebGlide, Inc. (Utopia - in conjunction with RealNetworks, Inc.'s G2 media player).

Some of our competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than we have. As we compete with larger competitors across a broader range of products and technologies, we may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over our product, technologies or solutions, our business would be harmed.

A variety of other possible actions by our competitors could also have a material adverse effect on our business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants with opportunities to obtain a substantial market share in our markets.

Our competitors may be able to develop products or technologies comparable or superior to ours, or may be able to develop new products or technologies more quickly. We also face competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to or incompatible with our products and technologies. Such competition would harm our business.

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

The market for marketing visualization is characterized by rapidly changing technology. As a result, our success depends substantially upon our ability to continue to enhance our products and technologies and to develop new products and technologies that meet customers' increasing expectations. Additionally, we may not be successful in developing and marketing enhancements to our existing products and technologies or introducing new products and technologies on a timely basis. Our new or enhanced products and technologies may not succeed in the marketplace.

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

During December 1999, our previous President and Chief Executive Officer, Gary Lauer, resigned. Mark Zimmer, previously President of MetaCreations' business graphics division, was appointed President and Chief Executive Officer from December 1999 through April 2000. In April 2000, Robert Rice, previously President and Chief Executive Officer of Metastream Corporation, was appointed President and Chief Executive Officer of MetaCreations Corporation and James Abate was appointed Senior Vice President and Chief Financial Officer of both MetaCreations Corporation and Metastream Corporation. In addition, in connection with our recent restructuring, several senior-level management personnel left our Company. As a result of the shifting of our operations to our Metastream Corporation subsidiary, Metastream Corporation has recently hired a Chief Marketing Officer, a Vice President, Marketing and a Vice President, Client Services. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

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

Additionally, in order to attract and retain employees in the past, we have granted options to purchase shares of common stock to employees at an exercise price below the fair value of the common stock on the date of grant. As a result, we have had to record deferred compensation related to the intrinsic value of the option. This deferred compensation is amortized over the vesting period of applicable options, which is generally four years, resulting in a non-cash charge to earnings over the related vesting period. If we have to issue additional options at an exercise price below the fair value of the common stock on the date of grant, our financial condition and results of operations would be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments totaled $40.5 million at March 31, 2000, up from $37.3 million at December 31, 1999. Net cash used in operating activities of the Company totaled $5.9 million for the three months ended March 31, 2000, compared to $2.5 million for the three months ended March 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 primarily related to $6.5 million of net cash used for discontinued operations. Similarly, net cash used in operating activities for the three months ended March 31, 1999 primarily related to $2.4 million of net cash used for discontinued operations. Net cash provided by investing activities totaled $2.3 million for the three months ended March 31, 2000, compared to net cash used in investing activities of $10.2 million for the three months ended March 31, 1999. Net cash provided by investing activities for the three months ended March 31, 2000 primarily resulted from $3.7 million of net proceeds from sales and maturities of short-term investments, net of $1.3 million used for purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 1999 primarily resulted from $9.9 million of net purchases of short-term investments. Net cash provided by financing activities totaled $10.4 million and $249,000 for the three months ended March 31, 2000 and 1999, respectively, resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods, in addition to the repayment of notes receivable from officers of the Company.

The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow. The Company believes that its current cash and investment balances and cash provided by future operations, if any, are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    None

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit
      Number                         Exhibit Title
      ------                         -------------
      27.1       Financial Data Schedule

(b) Reports on Form 8-K

    On January 6, 2000, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on December 30, 1999 announcing the election of Howard Morgan as Chairman of the Board for Metastream Corporation and other management changes.

    On April 6, 2000, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on April 3, 2000 announcing the appointment of James A. Abate as Chief Financial Officer of both MetaCreations and Metastream and Paul Kadin as Chief Marketing Officer of Metastream.

    On April 13, 2000, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on April 10, 2000 announcing the appointment of Robert Rice as President and Chief Executive Officer of MetaCreations Corporation.

    On April 13, 2000, the Registrant filed a report on Form 8-K to file a press release issued by the Registrant on April 10, 2000 announcing Corel Corporation's acquisition of MetaCreations' Painter, Kai's Power Tools and Bryce product lines.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             METACREATIONS CORPORATION
                                             (Registrant)



 Date:  May 15, 1999                         /s/ JAMES A. ABATE
                                             -----------------------------------
                                             James A. Abate
                                             Sr. Vice President and
                                              Chief Financial Officer