Form 10-K405/A
period 1999-12-31
METACREATIONS CORP
filed 2000-08-21
CIK 919794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           METACREATIONS CORPORATION

                                  FORM 10-K/A

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   59

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   59
Item 11.  Executive Compensation......................................   60
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   67
Item 13.  Certain Relationships and Related Transactions..............   67

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   71

                                     PART I

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Additional Factors Affecting Future Results." In connection with forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-K/A under "Additional Factors Affecting Future Results."

ITEM 1. BUSINESS

THE COMPANY

     MetaCreations Corporation, a Delaware corporation ("MetaCreations" or the "Company") provides e-commerce visualization solutions for the World Wide Web (the "Web" or the "Internet"). MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates International, Inc. ("Computer Associates"), was formed in June 1999. Metastream Corporation, which is 80% owned by MetaCreations and 20% owned by Computer Associates, is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Metastream technologies for e-commerce and the Web environment. In this regard, MetaCreations has granted to Metastream Corporation a non-exclusive license to use all of MetaCreation's technologies existing as of June 30, 1999, including the Metastream technologies. Metastream Corporation primary initiatives include:

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

     In connection with this decision in December 1999, the Company recorded a loss on disposal of discontinued operations of approximately $21.3 million, which is comprised of the estimated future results of operations of the discontinued business through the estimated date of divestiture of $5.4 million, the amounts expected to be realized upon the sale of the discontinued business of $11.0 million, severance and related benefits of $8.4 million, and asset write-downs of $18.5 million. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations. The Company expects to complete the divestiture of the discontinued business by the end of the second quarter of 2000.

---------------

     Metastream is a registered trademark of the Company. This Form 10-K/A may also contain trademarks and tradenames of other companies.

RESTATEMENT OF FINANCIAL STATEMENTS

     On August 8, 2000, the Company announced that it would restate its consolidated financial statements for the year ended December 31, 1999. The principal reasons for revisions are discussed below.

     Beginning in June 1999, the Company entered into a series of agreements with Computer Associates. The agreements included a non-exclusive limited-use perpetual license to use the Company's Metastream and related technologies and a service agreement whereby the Company would provide a defined number of development personnel to Computer Associates on an as needed basis. Concurrent with the license agreement, the Company also granted Computer Associates a 20% equity interest in Metastream Corporation, the Company's newly formed subsidiary, for certain non-monetary support as consideration. The Company had previously ascribed the committed $7.0 million monetary consideration relating to the licensing agreement to license revenue and, assuming that Metastream Corporation had only nominal value at the time of inception, no value was ascribed to the 20% interest. A recent re-examination of these transactions and an independent valuation of Metastream Corporation as of June 30, 1999, has led the Company to the conclusion that the series of transactions with Computer Associates should be viewed in the aggregate and the monetary consideration allocated to each component based on their fair values. Since the limited-use license of Metastream and related technologies was a unique, one-time transaction, the Company did not have the requisite evidence of its fair value pursuant to the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." The independent valuation of a 20% interest in Metastream Corporation indicated a fair value in excess of the monetary consideration ascribed to Computer Associates limited-use licensing rights and, accordingly, the Company concluded the appropriate recognition for the transactions was to allocate the committed monetary consideration to the equity component. The Company allocated the consideration received between minority interest and "change in interest gain" pursuant to SEC Staff Accounting Bulletin No. 51, "Accounting for Sales of Stock by a Subsidiary." The "change in interest gain" has been recorded as paid-in capital in the Company's consolidated balance sheets. A total of $3.5 million received through December 31, 1999 has been ascribed to Computer Associates' purchase of equity. An additional $3.5 million is due from Computer Associates at various dates through September 30, 2000, and will be ascribed to the equity purchase upon receipt.

     Additionally, based upon a revised estimate of the valuation of Metastream Corporation at various dates in 1999, the Company has adjusted its estimate of the fair value of Metastream Corporation at the time of stock option issuances to employees and non-employees resulting in an additional charge of $4.0 million during the three months ended December 31, 1999 for stock-based compensation associated with stock option grants at exercise prices which were below the fair value of Metastream Corporation stock on the date of grant.

     The Company has also made certain reclassifications to the statement of operations for the year ended December 31, 1999. The Company reduced the net loss from discontinued operations by $5.5 million and recorded a corresponding increase in net loss from continuing operations relating to the increase in the Company's valuation allowance for deferred tax assets. In addition, the Company reclassified $1.9 million to gain on sale of assets within loss from discontinued operations. This gain was comprised of $2.0 million previously recorded as license revenue relating to discontinued operations, net of $80,000 previously recorded as other income relating to continuing operations.

     This amended Form 10 K/A filing includes restated financial information and related disclosures for the year ended December 31, 1999.

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

THE METASTREAM BUSINESS MODEL

  LICENSING REVENUES

     The majority of the Company's revenues from continuing operations have historically been from strategic partners. Specifically, revenues from Intel and Computer Associates accounted for 49% and 39% of total revenues, respectively, in 1999; revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998; and revenues from Real 3D Company accounted for 100% of total revenues in 1997. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000.

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

ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

     This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

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

  WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

     We have had significant quarterly and annual operating losses since our inception, and as of December 31, 1999, we had an accumulated deficit of approximately $89.9 million. We have recently announced our decision to divest ourselves of all our prepackaged graphics software products and focus exclusively on our industry-leading, patented e-commerce visualization solution, Metastream. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected condensed financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

                                                                 YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                    1999           1998       1997       1996       1995
                                                -------------    --------    -------    -------    -------
                                                (RESTATED)(2)
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues..................................  $       3,093    $  3,001    $ 1,262    $    --    $    --
Operating expenses:
  Sales and marketing (excluding stock-based
    compensation totaling $675 in 1999).......          2,567         981        624         --         --
  Research and development (excluding
    stock-based compensation totaling $2,540
    in 1999)..................................          2,816       1,584      2,357         --         --
  General and administrative (excluding
    stock-based compensation totaling $2,866
    in 1999)..................................          4,065       4,409      3,471         --         --
  Stock-based compensation....................          6,081          --         --         --         --
                                                -------------    --------    -------    -------    -------
         Total operating expenses.............         15,529       6,974      6,452         --         --
                                                -------------    --------    -------    -------    -------
Loss from operations..........................        (12,436)     (3,973)    (5,190)        --         --
Other income..................................          2,286       2,618      3,157         --         --
                                                -------------    --------    -------    -------    -------
Loss before provision (benefit) for income
  taxes.......................................        (10,150)     (1,355)    (2,033)        --         --
Provision (benefit) for income taxes..........          5,481        (353)      (210)        --         --
                                                -------------    --------    -------    -------    -------
Loss before minority interest in loss of
  subsidiary..................................        (15,631)     (1,002)    (1,823)        --         --
Minority interest in loss of subsidiary.......          1,048          --         --         --         --
                                                -------------    --------    -------    -------    -------
Net loss from continuing operations...........        (14,583)     (1,002)    (1,823)        --         --
Discontinued operations(1):
  Income (loss) from discontinued
    operations................................        (14,811)    (18,829)    (6,355)    (7,650)     2,426
  Loss on disposal of discontinued
    operations................................        (21,260)         --         --         --         --
                                                -------------    --------    -------    -------    -------
         Net income (loss) from discontinued
           operations.........................        (36,071)    (18,829)    (6,355)    (7,650)     2,426
                                                -------------    --------    -------    -------    -------
Net income (loss).............................  $     (50,654)   $(19,831)   $(8,178)   $(7,650)   $ 2,426
                                                =============    ========    =======    =======    =======
Net income (loss) applicable to common
  stockholders................................  $     (50,654)   $(19,831)   $(8,178)   $(7,650)   $ 2,337
                                                =============    ========    =======    =======    =======
Basic net income (loss) per common share:
  Net loss per common share from continuing
    operations................................  $       (0.59)   $  (0.04)   $ (0.08)   $    --    $    --
  Net income (loss) per common share from
    discontinued operations...................          (1.47)      (0.79)     (0.28)     (0.37)      0.18
                                                -------------    --------    -------    -------    -------
  Net income (loss) per common share..........  $       (2.06)   $  (0.83)   $ (0.36)   $ (0.37)   $  0.18
                                                =============    ========    =======    =======    =======
Diluted net income (loss) per common share:
  Net loss per common share from continuing
    operations................................  $       (0.59)   $  (0.04)   $ (0.08)   $    --    $    --
  Net income (loss) per common share from
    discontinued operations...................          (1.47)      (0.79)     (0.28)     (0.37)      0.15
                                                -------------    --------    -------    -------    -------
  Net income (loss) per common share..........  $       (2.06)   $  (0.83)   $ (0.36)   $ (0.37)   $  0.15
                                                =============    ========    =======    =======    =======
Weighted average number of shares outstanding:
  Basic.......................................         24,581      23,779     22,965     20,590     12,987
                                                =============    ========    =======    =======    =======
  Diluted.....................................         24,581      23,779     22,965     20,590     15,267
                                                =============    ========    =======    =======    =======

                                                                       DECEMBER 31,
                                                 ---------------------------------------------------------
                                                     1999          1998       1997       1996       1995
                                                 -------------    -------    -------    -------    -------
                                                 (RESTATED)(2)
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and short-term
  investments..................................  $      37,316    $46,335    $50,002    $66,293    $77,721
Working capital................................         30,240     55,439     77,677     79,254     80,135
Total assets...................................         47,176     79,116     97,257     97,935     95,017
Stockholders' equity...........................         26,503     70,181     87,242     86,112     82,916

---------------
(1) In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Metastream technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as loss from discontinued operations for the years ended December 31, 1995 through 1999.
(2) See Note 2 of the notes to consolidated financial statements regarding restatement of 1999 financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Additional Factors Affecting Future Results." In connection with forward-looking statements which appear in these disclosures, investors should carefully review the factors set forth in this Form 10-K/A under "Additional Factors Affecting Future Results."

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

     MetaCreations provides e-commerce visualization solutions for the World Wide Web. MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates, was formed in June 1999. Metastream Corporation, which is 80% owned by MetaCreations and 20% owned by Computer Associates, is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Metastream technologies for e-commerce and the Web environment. Metastream Corporation's primary initiatives include:

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

     In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage online companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of December 31, 1999, had an accumulated deficit of approximately $89.9 million.

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

RESTATEMENT OF FINANCIAL STATEMENTS

OPERATING RESULTS

     The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                  1999          1998      1997
                                                              -------------    ------    ------
                                                              (RESTATED)(1)
                                                              -------------
STATEMENT OF OPERATIONS DATA
Net revenues................................................          100.0%    100.0%    100.0%
Operating expenses:
  Sales and marketing.......................................           83.0      32.7      49.5
  Research and development..................................           91.0      52.8     186.8
  General and administrative................................          131.5     146.9     275.0
  Stock-based compensation..................................          196.6        --        --
                                                              -------------    ------    ------
          Total operating expenses..........................          502.1     232.4     511.3
                                                              -------------    ------    ------
Loss from operations........................................         (402.1)   (132.4)   (411.3)
Other income................................................           73.9      87.2     250.2
                                                              -------------    ------    ------
Loss before provision (benefit) for income taxes............         (328.2)    (45.2)   (161.1)
Provision (benefit) for income taxes........................          177.2     (11.8)    (16.7)
                                                              -------------    ------    ------
Loss before minority interest in loss of subsidiary.........         (505.4)    (33.4)   (144.4)
Minority interest in loss of subsidiary.....................           33.9        --        --
                                                              -------------    ------    ------
Net loss from continuing operations.........................         (471.5)    (33.4)   (144.4)
Discontinued operations:
  Loss from discontinued operations.........................         (478.9)   (627.4)   (503.6)
  Loss on disposal of discontinued operations...............         (687.3)       --        --
                                                              -------------    ------    ------
          Net loss from discontinued operations.............       (1,166.2)   (627.4)   (503.6)
                                                              -------------    ------    ------
Net loss....................................................       (1,637.7)%  (660.8)%  (648.0)%
                                                              =============    ======    ======

---------------

(1) See Note 2 of the notes to consolidated financial statements regarding restatement of 1999 financial statements.

NET REVENUES

                                       1999      % CHANGE     1998     % CHANGE     1997
                                     --------    --------    ------    --------    ------
                                     RESTATED       (DOLLARS IN THOUSANDS)
                                     --------
Net revenues.......................   $3,093        3%       $3,001      138%      $1,262

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

     SOP 97-2 was amended in February 1998 by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998.

     SOP 98-9 is effective for all transactions entered into by the Company during the year ending December 31, 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

     Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

     Net revenues primarily consist of one-time licenses for Metastream and related technologies from a limited number of strategic partners. Specifically, revenues from Intel and Computer Associates accounted for 49% and 39% of total revenues, respectively, in 1999; revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998; and revenues from Real 3D Company accounted for 100% of total revenues in 1997. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which is expected to be launched at the end of March 2000. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

  SALES AND MARKETING

                                          1999      % CHANGE    1998    % CHANGE    1997
                                        --------    --------    ----    --------    ----
                                        RESTATED
                                                     (DOLLARS IN THOUSANDS)
Sales and marketing...................   $2,567       162%      $981       57%      $624
  As % of net revenues................       83%                  33%                 49%

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

  RESEARCH AND DEVELOPMENT

                                       1999      % CHANGE     1998     % CHANGE     1997
                                     --------    --------    ------    --------    ------
                                     RESTATED
                                                    (DOLLARS IN THOUSANDS)
Research and development...........   $2,816        78%      $1,584      (33)%     $2,357
  As % of net revenues.............       91%                    53%                  187%

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

  GENERAL AND ADMINISTRATIVE

                                       1999      % CHANGE     1998     % CHANGE     1997
                                     --------    --------    ------    --------    ------
                                     RESTATED
                                                    (DOLLARS IN THOUSANDS)
General and administrative.........   $4,065        (8)%     $4,409       27%      $3,471
  As % of net revenues.............      131%                   147%                  275%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal and accounting fees and insurance expense. The 8% decrease in general and administrative expenses in 1999 was primarily attributed to one-time expenses in 1998 in connection with the recruiting and relocation of a new chief executive officer in February 1998, as well as consulting costs related to the preparation of the Company's 1998 strategic plan. This decrease in expenses in 1999 was partially offset by increased general and administrative expenses resulting from the formation of Metastream Corporation in June 1999. The 27% increase in general and administrative expenses in 1998 relates to the increased recruiting and relocation and consulting costs. As the Company divests itself of its prepackaged software business, it expects that its corporate overhead will decrease, resulting in a corresponding decrease in general and administrative expenses, which may vary as a percentage of net revenues.

  STOCK-BASED COMPENSATION

                                            1999      % CHANGE    1998    % CHANGE    1997
                                          --------    --------    ----    --------    ----
                                          RESTATED
                                                       (DOLLARS IN THOUSANDS)
Stock-based compensation................   $6,081       100%      $--        --%      $--
  As % of net revenues..................      197%                 --%                 --%

     In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded total deferred compensation of approximately $16.8 million in 1999. This deferred compensation represented the difference between the deemed fair value of Metastream Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Minority interest in the Company's consolidated balance sheets is credited with its proportionate interest in stock-based compensation expense that is recognized. Stock-based compensation expense of $6.1 million was recognized during the year ended December 31, 1999.

  OTHER INCOME

                                       1999      % CHANGE     1998     % CHANGE     1997
                                     --------    --------    ------    --------    ------
                                     RESTATED
                                                    (DOLLARS IN THOUSANDS)
Other income.......................   $2,286       (13)%     $2,618      (17)%     $3,157

     Other income primarily consists of interest and investment income on cash and marketable securities. Other income decreased 17% in 1998 and 13% in 1999 as a result of decreased cash balances and short-term investments. Other income may vary in the future based upon the timing of the receipt of proceeds from the divestiture of the prepackaged graphics software products and from the exercise of stock options, in addition to cash provided by or used in the future operations of the Company.

  PROVISION FOR INCOME TAXES

     In the fourth quarter of 1999, the Company recorded a provision for income taxes in the amount of $5.5 million, which provided a full valuation allowance against its net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal purposes and 2001 for state purposes, may be subject to certain limitations under Section 382 of the Internal Revenues Code of 1986, as amended.

  MINORITY INTEREST

     Metastream Corporation, a joint initiative between MetaCreations and Computer Associates, was formed in June 1999. For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Computer Associate's 20% interest in Metastream Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

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

     The loss on disposal of discontinued operations, which totaled approximately $21.3 million for the year ended December 31, 1999, consists of the estimated future results of operations of the discontinued business through the estimated June 30, 2000 divestiture date, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income
(loss) from discontinued operations.

     The following table depicts the loss on disposal of discontinued operations activity through December 31, 1999 (in thousands):

                                               LOSS ON DISPOSAL                  PROVISION AT
                                               OF DISCONTINUED                   DECEMBER 31,
                                                  OPERATIONS       DEDUCTIONS        1999
                                               ----------------    ----------    ------------
Write-down of operating assets...............      $ 18,445         $18,103        $    342
Severance and benefits.......................         8,415             504           7,911
Estimated loss of discontinued operations
  through divestiture date...................         5,400              --           5,400
Estimated net proceeds from divestiture......       (11,000)             --         (11,000)
                                                   --------         -------        --------
                                                   $ 21,260         $18,607        $  2,653
                                                   ========         =======        ========

     Operating results from discontinued operations were as follows (in thousands):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              --------    --------    -------
                                                              RESTATED
Net revenues................................................  $ 33,079    $ 39,842    $67,812
Cost of revenues............................................     6,339       7,007     11,859
                                                              --------    --------    -------
  Gross profit..............................................    26,740      32,835     55,953
Operating expenses:
  Sales and marketing.......................................    25,022      27,699     31,419
  Research and development..................................    13,691      14,207     11,765
  General and administrative................................     4,758       2,453      2,939
  Costs associated with mergers, acquisitions and
     restructurings.........................................        --       7,305     16,185
                                                              --------    --------    -------
          Total operating expenses..........................    43,471      51,664     62,308
                                                              --------    --------    -------
Loss before gain on sale of assets..........................   (16,731)    (18,829)    (6,355)
Gain on sale of assets......................................     1,920          --         --
                                                              --------    --------    -------
Loss before benefit for income taxes........................   (14,811)    (18,829)    (6,355)
Benefit for income taxes....................................        --          --         --
                                                              --------    --------    -------
Loss from discontinued operations...........................  $(14,811)   $(18,829)   $(6,355)
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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $37.3 million at December 31, 1999, down from $46.3 million at December 31, 1998 and $50.0 million at December 31, 1997. Net cash used in operating activities of the Company totaled $11.9 million for 1999, compared to net cash provided by operating activities of $498,000 for 1998 and net cash used in operating activities of $12.0 million for 1997. Net cash used in operating activities in 1999 primarily resulted from $14.6 million net loss from continuing operations and $10.2 million of net cash used for discontinued operations, offset in part by a $6.1 million non-cash stock-based compensation charge and a $5.9 million non-cash charge related to the full valuation allowance placed against the deferred tax assets. Net cash provided by operating activities in 1998 primarily resulted from $1.0 million net loss from continuing operations and $792,000 of net cash used for discontinued operations, less $1.2 million of depreciation and amortization expense. Net cash used in operating activities in 1997 primarily resulted from $1.8 million net loss from continuing operations, $1.4 million non-cash benefit related to a reduction in the valuation allowance placed against the deferred tax assets, $7.9 million of net cash used for discontinued operations and a $1.0 million increase in accounts receivable. Net cash provided by (used in) investing activities totaled $(7.4) million, $5.3 million and $(1.5) million for 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 primarily resulted from $2.8 million of net purchases of short-investments and $4.5 million of net cash used for discontinued operations. Net cash provided by investing activities in 1998 primarily resulted from $10.3 million of net proceeds from maturities of short-term investments, net of $3.8 million of net cash used for discontinued operations and the issuance of $1.2 million of notes receivable from related parties. Net cash used in investing activities in 1997 primarily resulted from $4.3 million of net purchases of short-term investments, net of $5.0 million of net cash used for discontinued operations. Net cash provided by financing activities totaled $7.5 million, $840,000 and $1.6 million for 1999, 1998 and 1997, respectively. Cash provided by financing activities in 1999 primarily resulted from $4.0 million of proceeds from the exercise of stock options and $3.5 million received from Computer Associates relating to its investment in Metastream Corporation. Cash provided by financing activities in 1998 resulted from $840,000 of proceeds from the exercise of stock options. Cash provided by financing activities in 1997 primarily resulted from $1.9 million of proceeds from the exercise of stock options.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1. Index to Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS
Report of Independent Accountants...........................   26
Consolidated Balance Sheets as of December 31, 1999 and 1998
  (restated)................................................   27
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 1999 (restated)....   28
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 1999
  (restated)................................................   29
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 1999 (restated)....   31
Notes to Consolidated Financial Statements (restated).......   33

     2. Index to Financial Statement Schedules

     The following financial statement schedule of the Company is filed as part of this Report and should be read in conjunction with the financial statements and notes thereto:

                                                              PAGE
                                                              ----
SCHEDULE
Report of Independent Accountants on Financial Statement
  Schedule..................................................   57
Schedule II -- Valuation and Qualifying Accounts
  (restated)................................................   58

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

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 1999.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 2, 2000, except for
Note 2 which is as of August 11, 2000

                           METACREATIONS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                  1999          1998
                                                              ------------    --------
                                                               (RESTATED
                                                              SEE NOTE 2)
Current assets:
  Cash and cash equivalents.................................    $  4,480      $ 16,297
  Short-term investments....................................      32,836        30,038
  Accounts receivable (Notes 9 and 16)......................         123           913
  Notes receivable from related parties.....................       1,000         1,151
  Prepaid expenses..........................................       1,139           735
  Current assets related to discontinued operations (Note
     3).....................................................       4,702        15,240
                                                                --------      --------
          Total current assets..............................      44,280        64,374
Property and equipment, net.................................         614           725
Deferred income taxes.......................................          --         5,913
Other assets................................................         308           510
Non-current assets related to discontinued operations (Note
  3)........................................................       1,974         7,594
                                                                --------      --------
          Total assets......................................    $ 47,176      $ 79,116
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $    224      $    162
  Accrued expenses..........................................       1,985         1,578
  Current liabilities related to discontinued operations
     (Note 3)...............................................       9,178         7,195
  Provision for loss on disposal of discontinued operations
     (Note 3)...............................................       2,653            --
                                                                --------      --------
          Total current liabilities.........................      14,040         8,935

Minority interest...........................................       6,633            --

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares
     authorized -- none issued and outstanding at December
     31, 1999 and 1998......................................          --            --
  Common stock, $.001 par value; 75,000 shares
     authorized -- 25,496 and 24,243 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively...........................................          25            24
  Paid-in capital...........................................     119,940       112,829
  Notes receivable from related parties.....................      (3,467)       (3,340)
  Accumulated other comprehensive loss......................        (137)         (128)
  Accumulated deficit.......................................     (89,858)      (39,204)
                                                                --------      --------
          Total stockholders' equity........................      26,503        70,181
                                                                --------      --------
          Total liabilities and stockholders' equity........    $ 47,176      $ 79,116
                                                                ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                1999          1998       1997
                                                             -----------    --------    -------
                                                              (RESTATED
                                                             SEE NOTE 2)
Net revenues (Notes 9 and 16)..............................   $  3,093      $  3,001    $ 1,262
Operating expenses:
  Sales and marketing (excluding stock-based compensation
     totaling $675 in 1999)................................      2,567           981        624
  Research and development (excluding stock-based
     compensation totaling $2,540 in 1999).................      2,816         1,584      2,357
  General and administrative (excluding stock-based
     compensation totaling $2,866 in 1999).................      4,065         4,409      3,471
  Stock-based compensation.................................      6,081            --         --
                                                              --------      --------    -------
          Total operating expenses.........................     15,529         6,974      6,452
                                                              --------      --------    -------
Loss from operations.......................................    (12,436)       (3,973)    (5,190)
Other income...............................................      2,286         2,618      3,157
                                                              --------      --------    -------
Loss before provision (benefit) for income taxes...........    (10,150)       (1,355)    (2,033)
Provision (benefit) for income taxes.......................      5,481          (353)      (210)
                                                              --------      --------    -------
Loss before minority interest in loss of subsidiary........    (15,631)       (1,002)    (1,823)
Minority interest in loss of subsidiary....................      1,048            --         --
                                                              --------      --------    -------
Net loss from continuing operations........................    (14,583)       (1,002)    (1,823)
Discontinued operations (Note 3):
  Loss from discontinued operations........................    (14,811)      (18,829)    (6,355)
  Loss on disposal of discontinued operations..............    (21,260)           --         --
                                                              --------      --------    -------
     Net loss from discontinued operations.................    (36,071)      (18,829)    (6,355)
                                                              --------      --------    -------
Net loss...................................................   $(50,654)     $(19,831)   $(8,178)
                                                              ========      ========    =======
Basic and diluted net loss per share:
  Net loss per common share from continuing operations.....   $  (0.59)     $  (0.04)   $ (0.08)
  Net loss per common share from discontinued operations...      (1.47)        (0.79)     (0.28)
                                                              --------      --------    -------
  Net loss per common share................................   $  (2.06)     $  (0.83)   $ (0.36)
                                                              ========      ========    =======
Weighted average number of shares outstanding -- basic and
  diluted..................................................     24,581        23,779     22,965
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

                           METACREATIONS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                                                                 NOTES
                                  SERIES A                                     RECEIVABLE     ACCUMULATED
                               PREFERRED STOCK    COMMON STOCK                    FROM           OTHER
                               ---------------   ---------------   PAID-IN      RELATED      COMPREHENSIVE   ACCUMULATED
                               SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      PARTIES      INCOME (LOSS)    (DEFICIT)
                               ------   ------   ------   ------   --------   ------------   -------------   -----------
Balances at December 31,
  1996.......................   --        $--    22,274    $22     $100,956     $(3,000)         $(158)       $(11,708)
Issuance of common stock upon
  the exercise of stock
  options....................   --        --        756      1        1,851          --             --              --
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................   --        --         29     --          245          --             --              --
Issuance of common stock in
  connection with the
  acquisition of Specular
  International, Ltd.........   --        --        547      1        4,087          --             --              --
Tax benefit related to stock
  options....................   --        --         --     --        2,396          --             --              --
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................   --        --         --     --          361          --             --              --
Interest on notes receivable
  from related parties.......   --        --         --     --           --        (170)            --              --
Adjustment to retained
  earnings as a result of
  business combination (Note
  1).........................   --        --         --     --           --          --             --             513
Translation adjustment.......   --        --         --     --           --          --             23              --
Net loss.....................   --        --         --     --           --          --             --          (8,178)
                                 --       --     ------    ---     --------     -------          -----        --------
Balances at December 31,
  1997.......................   --        --     23,606     24      109,896      (3,170)          (135)        (19,373)
Issuance of common stock upon
  the exercise of stock
  options....................   --        --        233     --          840          --             --              --
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................   --        --        104     --          404          --             --              --
Issuance of common stock in
  connection with the
  acquisition of Canoma,
  Inc........................   --        --        300     --        1,305          --             --              --
Tax benefit related to stock
  options....................   --        --         --     --          376          --             --              --
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................   --        --         --     --            8          --             --              --
Interest on notes receivable
  from related parties.......   --        --         --     --           --        (170)            --              --
Translation adjustment.......   --        --         --     --           --          --              7              --
Net loss.....................   --        --         --     --           --          --             --         (19,831)
                                 --       --     ------    ---     --------     -------          -----        --------
Balances at December 31,
  1998.......................   --        --     24,243     24      112,829      (3,340)          (128)        (39,204)


                                   TOTAL           TOTAL
                               STOCKHOLDERS'   COMPREHENSIVE
                                  EQUITY           LOSS
                               -------------   -------------
Balances at December 31,
  1996.......................    $ 86,112
Issuance of common stock upon
  the exercise of stock
  options....................       1,852
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................         245
Issuance of common stock in
  connection with the
  acquisition of Specular
  International, Ltd.........       4,088
Tax benefit related to stock
  options....................       2,396
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................         361
Interest on notes receivable
  from related parties.......        (170)
Adjustment to retained
  earnings as a result of
  business combination (Note
  1).........................         513
Translation adjustment.......          23        $     23
Net loss.....................      (8,178)         (8,178)
                                 --------        --------
Balances at December 31,
  1997.......................      87,242        $ (8,155)
                                                 ========
Issuance of common stock upon
  the exercise of stock
  options....................         840
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................         404
Issuance of common stock in
  connection with the
  acquisition of Canoma,
  Inc........................       1,305
Tax benefit related to stock
  options....................         376
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................           8
Interest on notes receivable
  from related parties.......        (170)
Translation adjustment.......           7        $      7
Net loss.....................     (19,831)        (19,831)
                                 --------        --------
Balances at December 31,
  1998.......................      70,181        $(19,824)
                                                 ========

                                                                                 NOTES
                                  SERIES A                                     RECEIVABLE     ACCUMULATED
                               PREFERRED STOCK    COMMON STOCK                    FROM           OTHER
                               ---------------   ---------------   PAID-IN      RELATED      COMPREHENSIVE   ACCUMULATED
                               SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL      PARTIES      INCOME (LOSS)    (DEFICIT)
                               ------   ------   ------   ------   --------   ------------   -------------   -----------
Issuance of common stock upon
  the exercise of stock
  options....................   --        --        959      1        4,004          --             --              --
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................   --        --        168     --          584          --             --              --
Issuance of common stock in
  connection with the
  acquisition of RAYflect
  S.A. ......................   --        --        126     --          597          --             --              --
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................   --        --         --     --           26          --             --              --
Issuance of notes receivable
  from related parties.......   --        --         --     --           --        (100)            --              --
Repayment of notes receivable
  from related parties.......   --        --         --     --           --         100             --              --
Interest on notes receivable
  from stockholders..........   --        --         --     --           --        (127)            --              --
Change in interest gain
  related to subsidiary......   --        --         --     --        1,900          --             --              --
Translation adjustment.......   --        --         --     --           --          --             (9)             --
Net loss.....................   --        --         --     --           --          --             --         (50,654)
                                 --       --     ------    ---     --------     -------          -----        --------
Balances at December 31, 1999
  (restated -- see Note 2)...   --        $--    25,496    $25     $119,940     $(3,467)         $(137)       $(89,858)
                                 ==       ==     ======    ===     ========     =======          =====        ========


                                   TOTAL           TOTAL
                               STOCKHOLDERS'   COMPREHENSIVE
                                  EQUITY           LOSS
                               -------------   -------------
Issuance of common stock upon
  the exercise of stock
  options....................       4,005
Issuance of common stock in
  connection with the
  employee stock purchase
  plan.......................         584
Issuance of common stock in
  connection with the
  acquisition of RAYflect
  S.A. ......................         597
Conversion of accrued
  compensation to equity upon
  exercise of certain
  options....................          26
Issuance of notes receivable
  from related parties.......        (100)
Repayment of notes receivable
  from related parties.......         100
Interest on notes receivable
  from stockholders..........        (127)
Change in interest gain
  related to subsidiary......       1,900
Translation adjustment.......          (9)       $     (9)
Net loss.....................     (50,654)        (50,654)
                                 --------        --------
Balances at December 31, 1999
  (restated -- see Note 2)...    $ 26,503        $(50,663)
                                 ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                               1999           1998        1997
                                                           -------------    --------    --------
                                                             RESTATED
                                                           (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................................    $(50,654)      $(19,831)   $ (8,178)
Adjustment to retained earnings as a result of business
  combination (Note 1)...................................          --             --         513
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
     Net loss of discontinued operations.................      36,071         18,829       6,355
     Amortization of deferred compensation...............       6,081             --          --
     Deferred income taxes...............................       5,913           (760)     (1,446)
     Depreciation and amortization.......................         670          1,223         355
     Accrued interest income.............................        (130)          (171)       (170)
     Minority interest in loss of subsidiary.............      (1,048)            --          --
     Changes in operating assets and liabilities:
       Accounts receivable...............................         790            109      (1,022)
       Prepaid expenses and other assets.................        (466)         1,390        (753)
       Accounts payable and accrued expenses.............       1,079            501         213
       Net cash used for discontinued operations.........     (10,209)          (792)     (7,889)
                                                             --------       --------    --------
          Net cash (used in) provided by operating
            activities...................................     (11,903)           498     (12,022)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment......................        (295)           (48)       (830)
Purchases of short-term investments......................     (79,282)       (63,549)    (55,339)
Proceeds from maturities of short-term investments.......      76,484         73,860      59,678
Issuance of notes receivable from related parties........          --         (1,150)         --
Repayment of notes receivable from related parties.......         154             --          --
Net cash used for discontinued operations................      (4,471)        (3,814)     (5,040)
                                                             --------       --------    --------
          Net cash (used in) provided by investing
            activities...................................      (7,410)         5,299      (1,531)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes receivable from related parties........        (100)            --          --
Repayment of notes receivable from related parties.......         100             --          --
Repayment of notes payable...............................          --             --        (274)
Collection of subscription receivable related to
  subsidiary common stock................................       3,500             --          --
Proceeds from exercise of stock options..................       4,005            840       1,852
                                                             --------       --------    --------
          Net cash provided by (used in) financing
            activities...................................       7,505            840       1,578
Effect of exchange rates on cash.........................          (9)             7          23
                                                             --------       --------    --------
Net (decrease) increase in cash and cash equivalents.....     (11,817)         6,644     (11,952)
Cash and cash equivalents at beginning of period.........      16,297          9,653      21,605
                                                             --------       --------    --------
Cash and cash equivalents at end of period...............    $  4,480       $ 16,297    $  9,653
                                                             ========       ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Cash paid during the year for interest...................    $     --       $     --    $     --
Cash paid during the year for income taxes...............           2            147         294

(Table continued on next page)

                           METACREATIONS CORPORATION

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                               1999           1998        1997
                                                           -------------    --------    --------
                                                             (RESTATED
                                                            SEE NOTE 2)
SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Issuance of common stock in connection with acquisition
  of RAYflect S.A........................................    $    597       $     --    $     --
Issuance of common stock in connection with acquisition
  of Canoma, Inc.........................................          --          1,305          --
Issuance of common stock and stock options in connection
  with acquisition of Specular International, Ltd........          --             --       4,088
Net assets acquired in connection with acquisition of
  RAYflect S.A.:
     Property and equipment..............................           6             --          --
     Prepaid expenses and other assets...................       1,300             --          --
     Accounts payable and accrued expenses...............          20             --          --
Net liabilities acquired in connection with acquisition
  of Specular International, Ltd.:
     Accounts receivable, net............................          --             --          40
     Inventories, net....................................          --             --          43
     Property and equipment..............................          --             --          43
     Deferred income taxes...............................          --             --         900
     Prepaid expenses and other assets...................          --             --         331
     Accounts payable and accrued expenses...............          --             --       1,337
     Notes payable.......................................          --             --         274
Tax benefit related to stock options.....................          --            376       2,396
Conversion of accrued compensation to equity upon
  exercise of certain options and warrants...............          26              8         361
Issuance of common stock in connection with employee
  stock purchase plan....................................         584            404         245
Change in interest gain related to subsidiary............       1,900             --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                           METACREATIONS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. BUSINESS AND ORGANIZATION

     MetaCreations Corporation ("MetaCreations" or the "Company") provides e-commerce visualization solutions for the World Wide Web (the "Web"). MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

     In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented e-commerce visualization solution, Metastream, and to correspondingly divest itself of all its prepackaged graphics software business (Note 3). Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations and the related assets and liabilities are aggregated and presented separately in the accompanying consolidated balance sheets.

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

     SOP 97-2 was amended in February 1998 by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the

                           METACREATIONS CORPORATION
various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998.

     SOP 98-9 is effective for all transactions entered into by the Company in Fiscal year 2000. The adoption of this statement is not expected to have a material impact on the Company's operating results, financial position or cash flows.

     Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

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

  Software Development Costs

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company provides for capitalization of certain software development costs once technological feasibility is established. The costs capitalized are amortized on a straight-line basis over the estimated product life (generally eighteen months to three years), or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

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

  Income Taxes

     The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are determined based on the

                           METACREATIONS CORPORATION
differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the deemed fair value of the Company's stock for accounting purposes and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

  Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

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

                           METACREATIONS CORPORATION

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. With respect to its discontinued prepackaged graphics software business (Note 3), the Company monitors the activities of its distributors in an effort to minimize excessive returns and establishes its reserves based on its estimates of expected returns. While historically the Company's returns, prior to its decision to discontinue its prepackaged graphics software business (Note
3), have been within management's expectations, the establishing of reserves requires judgments regarding such factors as future competitive conditions and product life cycles, which can be difficult to predict. Actual results could differ from those estimates.

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

  Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

  Comprehensive Loss

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," all components of comprehensive income, including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss). Differences between comprehensive income
(loss) and net income (loss) were not significant to the Company's financial position, results of operations or cash flows for the years ended December 31, 1999, 1998, and 1997.

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

  Royalty Expense

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company licenses certain third-party software and code for inclusion in its products. Royalties are payable to developers of the software or code at various rates and amounts, generally based on net unit sales or net revenues. These agreements may include royalty advances against future expected sales, which advances are recorded as the related sublicense revenue is recognized. Royalty expense, which is included as a component of cost of revenues, amounted to approximately $1,075,000, $1,302,000 and $2,563,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and has been included in loss from discontinued operations in the Company's consolidated statements of operations.

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

  Minority Interest

     For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Computer Associate's 20% interest in Metastream Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses attributable to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations. Cash receipts assigned to Computer Associates purchase of a 20% interest in Metastream Corporation are included in minority interest in the Company's consolidated balance sheet. A total of $3.5 million received through December 30, 1999 was ascribed to Computer Associates purchase. An additional $3.5 million is due from Computer Associates at various dates through September 30, 2000 and will be ascribed to its purchase upon receipt. In connection with the $3.5 million cash receipt, a "change in interest gain" of $1.9 million was credited to paid-in capital pursuant to SEC Staff Accounting Bulletin ("SAB") No. 51 "Accounting for Sales of Stock of a Subsidiary."

     In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded total deferred compensation of approximately $16,811,000. Minority interest in the Company's consolidated balance sheets is credited with its proportionate interest in stock-based compensation expense that is recognized. Stock-based compensation expense of $6,081,000 was recognized during the year ended December 31, 1999.

                           METACREATIONS CORPORATION

  Stock Sales by Subsidiary

     Gains realized as a result of stock sales by the Company's subsidiary are recorded in the Company's consolidated statements of operations, except for any transaction which may be credited directly to equity in accordance with the provisions of SAB No. 51, "Accounting for Sales of Stock of a Subsidiary."

  Reclassifications

     Certain reclassifications have been made to the 1997 and 1998 consolidated financial statements to conform to the 1999 presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No, 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities.

     In December 1999, the Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. Management does not believe the compliance with the provisions of SAB No. 101 will have a material effect on the accompanying consolidated financial statements.

  Restatement of Financial Statements

     On August 8, 2000, the Company announced that it would restate its consolidated financial statements for the year ended December 31, 1999. The principal reasons for revisions are discussed below.

     Beginning in June 1999, the Company entered into a series of agreements with Computer Associates. The agreements included a non-exclusive limited-use perpetual license to use the Company's Metastream and related technologies and a service agreement whereby the Company would provide a defined number of development personnel to Computer Associates on an as needed basis. Concurrent with the license agreement, the Company also granted Computer Associates a 20% equity interest in Metastream Corporation, the Company's newly formed subsidiary, for certain non-monetary support as consideration. The Company had previously ascribed the committed $7.0 million monetary consideration relating to the licensing agreement to license revenue and, assuming that Metastream Corporation had only nominal value at the time of inception, no value was ascribed to the 20% interest. A recent re-examination of these transactions and an independent valuation of Metastream Corporation as of June 30, 1999, has led the Company to the conclusion that the series of transactions with Computer Associates should be viewed in the aggregate and the monetary consideration allocated to each component based on their fair values. Since the limited-use license of Metastream and related technologies was a unique, one-time transaction, the Company did not have the requisite evidence of its fair value pursuant to the provisions of SOP No. 97-2, "Software Revenue Recognition." The independent valuation of a 20% interest in Metastream Corporation indicated a fair value in excess of the monetary consideration ascribed to Computer Associates limited-use licensing rights and, accordingly, the Company concluded the appropriate recognition for the transactions was to allocate the committed monetary consideration to the equity component. The Company allocated the consideration received between minority interest and "change in interest gain" pursuant to SAB No. 51, "Accounting for Sales of Stock by a Subsidiary." The "change in interest gain" has been recorded to paid-in capital in the Company's consolidated balance sheets. A total of $3.5 million received through December 31, 1999 has been

                           METACREATIONS CORPORATION
ascribed to Computer Associates' purchase of equity. An additional $3.5 million is due from Computer Associates at various dates through September 30, 2000, and will be ascribed to the equity purchase upon receipt.

     Additionally, based upon a revised estimate of the valuation of Metastream Corporation at various dates in 1999, the Company has adjusted its estimate of the fair value of Metastream Corporation at the time of stock option issuances to employees and non-employees resulting in an additional charge of $4.0 million during the three months ended December 31, 1999 for stock-based compensation associated with stock option grants at exercise prices which were below the fair value of Metastream Corporation stock on the date of grant.

     The Company has also made certain reclassifications to the statement of operations for the year ended December 31, 1999. The Company reduced the net loss from discontinued operations by $5.5 million and recorded a corresponding increase in net loss from continuing operations relating to the increase in the Company's valuation allowance for deferred tax assets. In addition, the Company reclassified $1.9 million to gain on sale of assets within loss from discontinued operations. This gain was comprised of $2.0 million previously recorded as license revenue relating to discontinued operations, net of $80,000 previously recorded as other income relating to continuing operations.

     This amended Form 10 K/A filing includes restated financial information and related disclosures for the year ended December 31, 1999.

                           METACREATIONS CORPORATION

     Accordingly, the financial statements for the year ended December 31, 1999 have been restated as follows:

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AS REPORTED    RESTATED
                                                              -----------    --------
Statement of Operations Data:
  Net revenues..............................................   $ 10,179      $  3,093
  Operating expenses........................................     11,629        15,529
                                                               --------      --------
  Loss from operations......................................     (1,450)      (12,436)
  Other income..............................................      2,206         2,286
                                                               --------      --------
  Income (loss) before provision for income taxes...........        756       (10,150)
  Provision for income taxes................................         --         5,481
                                                               --------      --------
  Income (loss) before minority interest in loss of
     subsidiary.............................................        756       (15,631)
  Minority interest in subsidiary...........................        684         1,048
                                                               --------      --------
  Net income (loss) from continuing operations..............      1,440       (14,583)
  Discontinued operations:
     Loss from discontinued operations......................    (14,731)      (14,811)
     Loss on disposal of discontinued operations............    (26,741)      (21,260)
                                                               --------      --------
  Net loss from discontinued operations.....................    (41,472)      (36,071)
                                                               --------      --------
  Net loss..................................................    (40,032)      (50,654)

  Basic net income (loss) per common share:
     Net income (loss) per common share from continuing
      operations............................................       0.06         (0.59)
     Net loss per common share from discontinued
      operations............................................      (1.69)        (1.47)
                                                               --------      --------
     Net loss per common share..............................      (1.63)        (2.06)

  Diluted net income (loss) per common share:
     Net income (loss) per common share from continuing
      operations............................................       0.06         (0.59)
     Net loss per common share from discontinued
      operations............................................      (1.61)        (1.47)
                                                               --------      --------
     Net loss per common share..............................      (1.55)        (2.06)

Balance Sheet Data:
  Accounts receivable, net..................................      3,999           123
  Other assets..............................................      1,225           308
  Accrued expenses..........................................      1,899         1,985
  Minority interest.........................................      2,414         6,633
  Paid-in capital...........................................    118,040       119,940
  Accumulated deficit.......................................    (79,236)      (89,858)

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

     The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consists of the estimated future results of operations of the discontinued business

                           METACREATIONS CORPORATION
through the estimated June 30, 2000 divestiture date, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income
(loss) from discontinued operations.

     As part of the restatement of financial statements (Note 2), the Company reclassified $1.9 million to gain on sale of assets within loss from discontinued operations. This gain was comprised of $2.0 million previously recorded as license revenue relating to discontinued operations, net of $80,000 previously recorded as other income relating to continuing operations. The gain on sale related to the sale of certain of the Company's consumer graphic technologies to a third party in June 1999. In addition the provisions (benefits) for income taxes previously reported as components of the loss on disposal of discontinued operations has been reclassified as a component of continuing operations.

     The following table depicts the loss on disposal of discontinued operations activity through December 31, 1999 (in thousands):

                                               LOSS ON DISPOSAL                  PROVISION AT
                                               OF DISCONTINUED                   DECEMBER 31,
                                                  OPERATIONS       DEDUCTIONS        1999
                                               ----------------    ----------    ------------
Write-down of operating assets...............      $ 18,445         $18,103        $    342
Severance and benefits.......................         8,415             504           7,911
Estimated loss of discontinued operations
  through divesture date.....................         5,400              --           5,400
Estimated net proceeds from divesture........       (11,000)             --         (11,000)
                                                   --------         -------        --------
                                                   $ 21,260         $18,607        $  2,653
                                                   ========         =======        ========

     Operating results from discontinued operations were as follows (in thousands):

                                                                DECEMBER 31,
                                                      ---------------------------------
                                                         1999         1998       1997
                                                      ----------    --------    -------
                                                      (RESTATED)
Net revenues........................................   $ 33,079     $ 39,842    $67,812
Cost of revenues....................................      6,339        7,007     11,859
                                                       --------     --------    -------
  Gross profit......................................     26,740       32,835     55,953
Operating expenses:
  Sales and marketing...............................     25,022       27,699     31,419
  Research and development..........................     13,691       14,207     11,765
  General and administrative........................      4,758        2,453      2,939
  Costs associated with mergers, acquisitions and
     restructurings.................................         --        7,305     16,185
                                                       --------     --------    -------
          Total operating expenses..................     43,471       51,664     62,308
                                                       --------     --------    -------
Loss before gain on sale of assets..................    (16,731)     (18,829)    (6,355)
Gain on sale of assets..............................      1,920           --         --
                                                       --------     --------    -------
Loss before benefit for income taxes................    (14,811)     (18,829)    (6,355)
Benefit for income taxes............................         --           --         --
                                                       --------     --------    -------
Loss from discontinued operations...................   $(14,811)    $(18,829)   $(6,355)
                                                       ========     ========    =======

     In June 1999, the Company sold certain of its consumer graphics products and licensed rights to certain of its technologies to a third party for total consideration of $2,600,000. Expenses incurred by the Company in connection with this transaction totaled $680,000. The net gain of $1,920,000 was recorded as gain on sale of assets related to discontinued operations in the accompanying statements of operations.

                           METACREATIONS CORPORATION

     The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
Current assets of discontinued operations:
  Accounts receivable, net..................................  $1,800    $11,462
  Inventories, net..........................................      92        526
  Prepaid expenses..........................................   2,810      3,252
                                                              ------    -------
     Current assets of discontinued operations..............  $4,702    $15,240
                                                              ======    =======
Non-current assets of discontinued operations:
  Property and equipment, net...............................  $1,574    $ 6,104
  Other assets..............................................     400      1,490
                                                              ------    -------
     Non-current assets of discontinued operations..........  $1,974    $ 7,594
                                                              ======    =======
Current liabilities of discontinued operations:
  Accounts payable..........................................  $5,631    $ 3,615
  Accrued expenses..........................................   2,824      2,622
  Royalties payable.........................................     723        958
                                                              ------    -------
     Current liabilities of discontinued operations.........  $9,178    $ 7,195
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
                                                             ======    ======

 4. RESTRUCTURING

     On June 30, 1998, the Company announced a restructuring plan aimed at reducing costs and improving competitiveness and efficiency, which was implemented during the third quarter of 1998. In connection with the restructuring, management considered the Company's future operating costs and levels of revenue in 1998 and beyond, and determined that a restructuring charge of approximately $4,955,000 was required to cover the costs of reducing certain sectors of its workforce and facilities. The restructuring charge included an accrual of approximately $2,208,000 related to severance and benefits associated with the reduction of approximately 75 positions during July 1998, as well as the related reduction of certain of the Company's facilities. Non-cash restructuring costs, which totaled approximately $2,747,000, primarily related to the write-down of non-strategic business assets made redundant or obsolete due to the streamlining of the Company's product lines and/or reduction of facilities. The restructuring plan was completed during the first quarter of 1999. The restructuring charge has been included within discontinued operations in the Company's consolidated statements of operations.

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
                                          ======        ======         ====         ====          ====

 5. ACQUISITIONS

  Specular International, Ltd.

     On April 15, 1997, the Company completed the acquisition of Specular International, Ltd. ("Specular"), a privately held software development company based in Amherst, Massachusetts, that developed and marketed 3-D animation and graphic design tools for professionals and pro-sumers. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Specular received approximately 547,000 shares of the Company's common

                           METACREATIONS CORPORATION
stock, valued at approximately $4,088,000, and $1,000,000 in cash in exchange for all of the outstanding shares of Specular. The Company also issued 450,000 non-qualified stock options to purchase shares of the Company's common stock to Specular employees at an exercise price of $7 per share, the fair market value of the Company's common stock on April 16, 1997. In addition, the Company assumed the net liabilities of Specular, which totaled $1,601,000 at April 15, 1997. The Company charged approximately $6,430,000 against earnings during the year ended December 31, 1997, comprised of the write-off of acquired in-process technology of $5,575,000, transaction costs of $300,000, and relocation and severance costs of $555,000. In addition, the Company recognized a deferred income tax asset of $900,000 relating to Federal net operating losses and tax credits of Specular. In accordance with SFAS No. 109, the tax benefits were first applied to reduce to zero goodwill totaling $280,000, with the remainder applied against current technology acquired from Specular. After recognition of the deferred tax asset, acquired current technology totaled $280,000. The operating results of Specular have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented.

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

     The operating results of RAYflect have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented. The following unaudited pro forma information presents a summary of the consolidated results of discontinued operations of the Company and RAYflect as if the acquisition had taken place on January 1, 1998. In management's opinion, the following unaudited pro forma consolidated information is not indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1998 or of future

                           METACREATIONS CORPORATION
discontinued operations of the consolidated entities under the ownership and management of the Company (in thousands, except per share amounts):

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1999          1998
                                                         ----------    ----------
                                                               (UNAUDITED)
Net revenues from discontinued operations..............   $ 33,167      $ 40,219
Net loss from discontinued operations..................    (36,071)      (18,830)
Net loss per common share from discontinued operations
  (diluted)............................................      (1.47)        (0.79)

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
                                                             =====    ======

                           METACREATIONS CORPORATION

 8. ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Accrued compensation.......................................  $  974    $1,124
Deferred revenue...........................................     369        --
Other accrued expenses.....................................     642       454
                                                             ------    ------
                                                             $1,985    $1,578
                                                             ======    ======

 9. RELATED PARTY TRANSACTIONS

     In March 1999, the Company recorded revenue from Computer Associates totaling $1,200,000, of which $950,000 related to an agreement granting Computer Associates a license to Metastream-related technologies, which date was prior to Computer Associates becoming a minority interest owner in Metastream Corporation (Note 2), and $250,000 related to services performed on behalf of Computer Associates during 1999. In addition, the Company entered into other transactions with Computer Associates as described in Note 2.

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

                           METACREATIONS CORPORATION

1997. At December 31, 1999, the Company had one outstanding letter of credit in the amount of $275,000 as a security deposit on a building lease. The letter of credit expires on July 31, 2010. There were no foreign exchange contracts at December 31, 1999.

11. EMPLOYEE BENEFIT PLANS

  Employee Stock Purchase Plan

     The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permits eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either the purchase date or the offering date, whichever is lower. As of December 31, 1999, approximately 251,000 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 1999, an aggregate of approximately 174,000 shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

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

  MetaCreations Stock Option Plans (the "Plans")

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

                           METACREATIONS CORPORATION

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

     1996 Dive Option Plan

     In connection with the acquisition of Dive in August 1996, the Company issued options to purchase an aggregate of 211,000 shares of common stock to the previous stockholders and employees of Dive (the "Dive Plan"). The non-statutory stock options vest over four years and are exercisable for a period of ten years. As of December 31, 1999, 22,000 options were outstanding under the Dive Plan. At December 31, 1999, no shares of common stock were reserved for future issuance under the Dive Plan.

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

  Metastream Option Plan

     Metastream Corporation's 1995 Stock Plan (the "Metastream Option Plan") provides for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 1999, options to purchase an aggregate of 3,623,000 shares of Metastream common stock were outstanding under the Metastream Option Plan, with vesting provisions ranging up to four years. Options granted under the Metastream Option Plan are exercisable for a period of ten years. At December 31, 1999, 2,377,000 shares of Metastream common stock were reserved for additional grants of options under the Metastream Option Plan.

                           METACREATIONS CORPORATION

     Options Issued Under MetaCreations Plans

     The following summarizes activity in the MetaCreations Plans for the years ended December 31, 1997, 1998, and 1999 (in thousands, except per share data and lives):

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

                           METACREATIONS CORPORATION

     The following summarizes information about MetaCreations stock options outstanding at December 31, 1999 (in thousands, except per share data and lives):

                                         OUTSTANDING                EXERCISABLE
                                -----------------------------    ------------------
                                                     WEIGHTED              WEIGHTED
                                                     AVERAGE               AVERAGE
                                          AVERAGE    EXERCISE              EXERCISE
     EXERCISE PRICE RANGE       SHARES    LIFE(a)     PRICE      SHARES     PRICE
     --------------------       ------    -------    --------    ------    --------
$0.08 - $5.06.................  1,077      6.28       $ 2.58       842      $ 2.12
$5.06 - $5.09.................  1,543      7.88         5.09     1,004        5.09
$5.09 - $5.38.................  1,295      7.66         5.14       825        5.11
$5.50 - $6.44.................  1,440      9.16         5.88       125        6.30
$6.51 - $25.13................  1,104      7.51        10.47       796       11.26
                                -----                            -----
  Total.......................  6,459      7.79       $ 5.78     3,592      $ 5.81
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

     Options Issued Under Metastream Plan

     The following summarizes activity in the Metastream Plan for the year ended December 31, 1999 (in thousands, except per share data and lives):

                                                                          OPTIONS OUTSTANDING
                                                                          --------------------
                                                              OPTIONS                WEIGHTED
                                                             AVAILABLE    NUMBER      AVERAGE
                                                                FOR         OF       EXERCISE
                                                               GRANT      SHARES       PRICE
                                                             ---------    -------    ---------
Shares reserved under new plan.............................    6,000          --       $  --
  Granted -- exercise price below fair value...............   (3,663)      3,663        1.00
  Exercised................................................       --          --          --
  Canceled.................................................       40         (40)       1.00
                                                              ------       -----       -----
Options outstanding at December 31, 1999...................    2,377       3,623       $1.00
                                                              ======       =====       =====

     At December 31, 1999, 1,041,000 options were exercisable under the Metastream Plan.

     Metastream Corporation recorded deferred compensation expense of $16,811,000 for the difference between the grant price and the deemed fair value of the common stock underlying 3,623,000 options to purchase shares of common stock of Metastream Corporation issued during the year ended December 31, 1999. Minority interest in the Company's consolidated balance sheets, is credited with its proportionate interest in stock-based compensation expense that is recognized. Stock-based compensation of $6,081,000 was recognized during the year ended December 31, 1999 in the Company's consolidated statements of operations.

     Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of SFAS

                           METACREATIONS CORPORATION

No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                       YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                       1999      1998      1997
                                                       -----     -----     -----
METACREATIONS:
Risk-free interest rate..............................   5.8%      5.6%      5.6%
Dividend yield.......................................  --        --        --
Volatility factor....................................    .90      1.00       .80
Weighted average expected life in years..............   4.5       4.3       4.5

METASTREAM:
Risk-free interest rate..............................   5.8%     --%       --%
Dividend yield.......................................  --        --        --
Volatility factor....................................   1.00     --        --
Weighted average expected life in years..............   4.5      --        --

     The following summarizes the weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
METACREATIONS:
Exercise price equal to fair value..................  $4.04     $4.46     $6.40
Exercise price greater than fair value..............     --      2.23      4.13

METASTREAM:
Exercise price less than fair value.................   5.14        --        --

     For purposes of pro forma disclosures, the estimated fair value of the MetaCreations and Metastream options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

                                                        AS REPORTED    PRO FORMA
                                                        -----------    ---------
Year Ended December 31, 1999:
  Net loss............................................   $ 50,654      $(54,600)
  Net loss per common share (diluted).................      (2.06)        (2.22)
Year Ended December 31, 1998:
  Net loss............................................   $(19,831)     $(21,732)
  Net loss per common share (diluted).................      (0.83)        (0.91)
Year Ended December 31, 1997:
  Net loss............................................   $ (8,178)     $(10,499)
  Net loss per common share (diluted).................      (0.36)        (0.46)

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

                           METACREATIONS CORPORATION

12. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

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
                                                   ======    =====    =======

     The differences between the United States statutory rate and the Company's effective income tax rate are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1999      1998      1997
                                                      ------    ------    ------
Federal tax benefit at the statutory rate...........  (34.0)%   (34.0)%   (35.0)%
State income taxes, net of Federal income tax
  benefit...........................................   (4.4)     (5.1)     (4.3)
Nondeductible acquisition costs.....................     --       3.9      42.0
Other...............................................    3.7       7.7      (1.0)
Change in valuation reserve.........................   50.3      25.7      (4.2)
                                                      -----     -----     -----
  Effective income tax rate.........................   15.6%     (1.8)%    (2.5)%
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
                                                          ========    =======

                           METACREATIONS CORPORATION

     The valuation allowance for deferred taxes was increased by approximately $17,509,000 during 1999, providing a full valuation allowance against the Company's net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

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

     At December 31, 1999, the Company has net operating loss and tax credit carryforwards of approximately $38,960,000 and $2,175,000, respectively, for federal income tax purposes, which begin expiring in 2011. The Company's federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular and the net losses incurred by the Company during the years ended December 31, 1998 and 1999. The Company also has net operating loss and tax credit carryforwards of approximately $23,440,000 and $903,000, respectively, for state income tax purposes, which begin expiring in 2001. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company during the years ended December 31, 1998 and 1999. Additionally, the Company has net operating loss and tax credit carryforwards of approximately $11,458,000 and $211,000, respectively, for foreign income tax purposes, which do not expire. The Company's foreign net operating loss carryforward relates to net losses incurred by the Company's Irish subsidiary during the years ended December 31, 1997, 1998 and 1999 which have been included in discontinued operations. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

                           METACREATIONS CORPORATION

13. EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                    LOSS           SHARES        PER-SHARE
                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                 -----------    -------------    ---------
Year Ended December 31, 1999:
  Basic EPS....................................   $(50,654)        24,581         $(2.06)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $(50,654)        24,581         $(2.06)
                                                  ========         ======
Year Ended December 31, 1998:
  Basic EPS....................................   $(19,831)        23,779         $(0.83)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $(19,831)        23,779         $(0.83)
                                                  ========         ======
Year Ended December 31, 1997:
  Basic EPS....................................   $ (8,178)        22,965         $(0.36)
  Effect of dilutive securities -- stock
     options...................................         --             --
                                                  --------         ------
  Diluted EPS..................................   $ (8,178)        22,965         $(0.36)
                                                  ========         ======

     The computation of diluted EPS excluded stock options to purchase approximately 6,459,000, 7,083,000 and 5,503,000 shares of common stock for the years ended December 31, 1999, 1998 and 1997, respectively, because to do so would have been anti-dilutive for the periods presented.

14. COMMITMENTS

     The Company leases office space in Carpinteria under a lease agreement which expires in September 2008. The lease agreement provides the Company with three options to extend the term of the lease through September 2018, in addition to granting the Company the first right of purchase in the event the lessor decides to sell the related property. The Company also leases office space for its facility in Scotts Valley, California, its research facility in Princeton, New Jersey, its international headquarters in Dublin, Ireland, and its various international sales offices pursuant to non-cancelable lease agreements with terms through 2003. The lease agreement for the Scotts Valley facility, which expires in 2003, provides for two options to extend the term of the lease for three years each. Additionally, the Company leases office space in New York City under a lease agreement which expires in February 2010. As a result of the Company's decision to discontinue its prepackaged software business and to relocate to New York City, the Company is in the process of subletting its additional office space.

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

                           METACREATIONS CORPORATION

     Future minimum lease payments relating to continuing operations under non-cancelable operating leases for each twelve-month period subsequent to December 31, 1999 are as follows (in thousands):

2000........................................................  $  464
2001........................................................     451
2002........................................................     397
2003........................................................     391
2004........................................................     402
Thereafter..................................................   2,575
                                                              ------
                                                              $4,680
                                                              ======

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

  Major Customers

     Customers whose net revenues represent greater than 10 percent of the Company's consolidated net revenues from continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                      1999      1998      1997
                                                      ----      ----      ----
Customer A (Note 9).................................   39%       --%       --%
Customer B..........................................   49%       66%       --%
Customer C..........................................   --%       15%       --%
Customer D..........................................   --%       15%       --%
Customer E..........................................   --%       --%      100%

     Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable from continuing operations at December 31, 1999 and 1998 are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Customer C..................................................   --%     49%
Customer D..................................................   --%     49%
Customer F..................................................  100%     --%

                           METACREATIONS CORPORATION

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1999 and 1998, are as follows (in thousands, except per share amounts):

                                                              QUARTER ENDED
                                -------------------------------------------------------------------------
                                  MARCH 31         JUNE 30       JUNE 30     SEPTEMBER 30    SEPTEMBER 30
                                -------------   -------------   ----------   -------------   ------------
                                (AS REPORTED)   (AS REPORTED)   (RESTATED)   (AS REPORTED)    (RESTATED)
Fiscal year 1999:
  Net revenues................     $ 2,263        $  3,015       $     15       $ 4,714        $   646
  Net income (loss) from
    continuing operations.....         855           1,355         (1,565)        2,936         (1,132)
  Net loss from discontinued
    operations................      (1,947)         (1,216)        (1,296)       (2,543)        (2,543)
  Net income (loss)...........      (1,092)            139         (2,861)          393         (3,675)
  Net income (loss) per share
    (diluted).................       (0.04)           0.01          (0.12)         0.02          (0.15)
Fiscal year 1998:
  Net revenues................     $   101        $  1,000       $  1,000       $    --        $    --
  Net income (loss) from
    continuing operations.....      (1,036)            145            145        (1,119)        (1,119)
  Net loss from discontinued
    operations................         213         (12,538)       (12,538)       (1,833)        (1,833)
  Net loss....................        (823)        (12,393)       (12,393)       (2,952)        (2,952)
  Net loss per share
    (diluted).................       (0.03)          (0.52)         (0.52)        (0.12)         (0.12)

                                       QUARTER ENDED
                                ---------------------------
                                 DECEMBER 31    DECEMBER 31
                                -------------   -----------
                                (AS REPORTED)   (RESTATED)
Fiscal year 1999:
  Net revenues................    $    187       $    169
  Net income (loss) from
    continuing operations.....      (3,706)       (12,741)
  Net loss from discontinued
    operations................     (35,766)       (30,285)
  Net income (loss)...........     (39,472)       (43,026)
  Net income (loss) per share
    (diluted).................       (1.59)         (1.73)
Fiscal year 1998:
  Net revenues................    $  1,900       $  1,900
  Net income (loss) from
    continuing operations.....         655            655
  Net loss from discontinued
    operations................      (4,318)        (4,318)
  Net loss....................      (3,663)        (3,663)
  Net loss per share
    (diluted).................       (0.15)         (0.15)

     The restated quarterly information for fiscal 1999 is the result of matters described in Notes 2 and 3.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
MetaCreations Corporation

     Our report on the consolidated financial statements of MetaCreations Corporation and its subsidiaries is included on page 26 of this Form 10-K/A. In connection with our audits of such consolidated financial statements, we have audited the related consolidated financial statement schedule at December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999, as listed on the index on page 25 of this Form 10-K/A.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

New York, New York
  February 2, 2000, except for
  Note 2 which is as of
  August 11, 2000

                           METACREATIONS CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (IN THOUSANDS)

                                              BALANCE AT   CHARGED TO                            BALANCE AT
                                              BEGINNING     REVENUE/      OTHER     COSTS AND      END OF
                DESCRIPTION                   OF PERIOD     EXPENSE     ADDITIONS   DEDUCTIONS     PERIOD
                -----------                   ----------   ----------   ---------   ----------   ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS FROM
  DISCONTINUED OPERATIONS:
     Year Ended December 31, 1999...........    $1,005      $ 1,690      $   --      $   655      $ 2,040
     Year Ended December 31, 1998...........     1,216          765         316(2)     1,292        1,005
     Year Ended December 31, 1997...........       936          630           6(3)       356        1,216
ALLOWANCE FOR RETURNS FROM DISCONTINUED
  OPERATIONS:
     Year Ended December 31, 1999...........    $1,720      $13,787      $9,852(1)   $13,768      $11,591
     Year Ended December 31, 1998...........     2,034       11,872         572(2)    12,758        1,720
     Year Ended December 31, 1997...........     3,618        4,571         113(3)     6,268        2,034
ALLOWANCE FOR INVENTORY OBSOLESCENCE FROM
  DISCONTINUED OPERATIONS:
     Year Ended December 31, 1999...........    $  418      $   777      $  847(1)   $   928      $ 1,114
     Year Ended December 31, 1998...........       719          442         435(2)     1,178          418
     Year Ended December 31, 1997...........       631          860          96(3)       868          719
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
  FROM CONTINUING OPERATIONS:
     Year Ended December 31, 1999...........    $6,102      $17,509      $   --      $    --      $23,611
     Year Ended December 31, 1998...........       911        5,191          --           --        6,102
     Year Ended December 31, 1997...........     1,264           --          --          353          911

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual compensation and long-term compensation awarded during fiscal 1997, 1998 and 1999 to each person who served as the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during 1999 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION AWARDS
                                            ANNUAL COMPENSATION           -------------------------------------------
                                    -----------------------------------     SECURITIES      SECURITIES
                                                              OTHER         UNDERLYING      UNDERLYING
                                                              ANNUAL          COMPANY       METASTREAM    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      COMPENSATION       OPTIONS        OPTIONS     COMPENSATION
---------------------------  ----   --------   --------    ------------   ---------------   ----------   ------------
Mark Zimmer(1)............   1999   $250,000   $169,743(5)   $20,739(10)            --         50,000      $     --
  President and Chief        1998    239,375     15,000(8)    17,712(10)        40,000             --            --
  Executive Officer          1997    223,199     42,000(9)    16,424(10)        37,657             --            --

                                                                                 LONG TERM COMPENSATION AWARDS
                                            ANNUAL COMPENSATION           -------------------------------------------
                                    -----------------------------------     SECURITIES      SECURITIES
                                                              OTHER         UNDERLYING      UNDERLYING
                                                              ANNUAL          COMPANY       METASTREAM    ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS      COMPENSATION       OPTIONS        OPTIONS     COMPENSATION
---------------------------  ----   --------   --------    ------------   ---------------   ----------   ------------
Terance A. Kinninger(2)...   1999    186,667     81,000       17,701(10)       125,000             --            --
  Senior Vice President,     1998    173,333     18,000(8)    13,088(10)       115,000             --            --
  Finance and Operations     1997    160,750     28,000(9)     9,207(10)        30,000             --            --
  and Chief Financial
  Officer
Robert Rice...............   1999    185,000     65,000(7)     8,923(10)        25,000        750,000            --
  Vice President, Strategic  1998    173,333    100,000(8)     7,481(10)       294,500             --            --
  Affairs; President and     1997    154,154    100,000(9)     4,607(10)            --             --            --
  Chief Executive Officer
  of Metastream Corporation
John Leddy................   1999    177,500     50,000(6)     6,882(10)        75,000             --            --
  Senior Vice President,     1998     57,028     25,000(6)     1,875(10)       130,000             --            --
  Product Development
Gary Lauer(3).............   1999    350,000         --       73,644(11)            --         50,000       146,376(12)
  Former President and       1998    288,189         --       31,626(11)     1,000,000             --        67,365(13)
  Chief Executive Officer
Kai Krause(4).............   1999     83,333         --       24,629(10)            --             --
  Former Chief Design        1998    239,375         --       28,824(10)       300,000             --       166,667(14)
  Officer                    1997    240,000     42,000(9)    26,035(10)        50,000             --            --

---------------
 (1) Mr. Zimmer served as Chief Technical Officer until his promotion to President and Chief Executive Officer on December 14, 1999. Of the $250,000 salary Mr. Zimmer received in 1999, $239,583 was paid to Mr. Zimmer for his services as Chief Technical Officer of the Company and $10,417 was paid to Mr. Zimmer for his services as the President and Chief Executive Officer of the Company. Mr. Zimmer resigned as President and Chief Executive Officer effective April 7, 2000.

 (2) Mr. Kinninger resigned as Senior Vice President and Chief Financial Officer effective December 31, 1999.

 (3) Mr. Lauer resigned as President and Chief Executive Officer effective December 14, 1999 and continued as the Chairman of the Company until his resignation on March 31, 2000.

 (4) Mr. Krause resigned as Chief Design Officer effective May 1, 1999.

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

(11) Represents auto allowance, the cost of providing health, life and disability insurance, and loan interest discount ($55,750 in 1999 and $16,749 in 1998).

(12) Represents reimbursement for relocation expenses ($100,000) and miscellaneous perquisites.

(13) Represents reimbursement for relocation expenses ($50,000) and miscellaneous perquisites.

(14) Represents amount paid as a consultant.

OPTION GRANTS AND EXERCISES

     The following tables set forth information regarding stock options granted to and exercised by the Named Executive Officers during fiscal year 1999, as well as options held by such officers as of December 31, 1999, the last day of the Company's 1999 fiscal year. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of Company common stock.

                         COMPANY OPTION GRANTS IN 1999

                                                                                                POTENTIAL
                                                     INDIVIDUAL GRANTS                      REALIZABLE VALUES
                                   -----------------------------------------------------    AT ASSUMED ANNUAL
                                   NUMBER OF     PERCENT OF                                  RATES OF STOCK
                                   SECURITIES   TOTAL OPTIONS                              PRICE APPRECIATION
                                   UNDERLYING    GRANTED TO                                  FOR OPTION TERM
                                    OPTIONS     EMPLOYEES IN    EXERCISE OR   EXPIRATION   -------------------
NAME AND PRINCIPAL POSITION        GRANTED(1)    FISCAL YEAR    BASE PRICE       DATE         5%        10%
---------------------------        ----------   -------------   -----------   ----------   --------   --------
Terance A. Kinninger.............    50,000          2.4%          $6.34       2/24/09     $199,479   $505,519
                                     25,000          1.2%           5.63       6/24/09       88,438    224,120
                                     50,000          2.4%           5.63       6/24/09      176,877    448,240
Robert E. Rice...................    25,000          1.2%           5.63       6/24/09       88,438    224,120
John Leddy.......................    75,000          3.6%           5.63       6/24/09      265,315    672,360

---------------
(1) Of the securities underlying the options, 25% vest on the first anniversary of the date of grant and one forty-eighth vests each month thereafter. Unless each outstanding option is assumed or an equivalent option is substituted by the successor corporation in connection with any merger, or sale of assets, all the options, including those not then vested, become fully exercisable.

                        METASTREAM OPTION GRANTS IN 1999

                                          INDIVIDUAL GRANTS
                       --------------------------------------------------------    POTENTIAL REALIZABLE VALUES AT
                       NUMBER OF      PERCENT OF                                   ASSUMED ANNUAL RATES OF STOCK
                       SECURITIES    TOTAL OPTIONS                                 PRICE APPRECIATION FOR OPTION
                       UNDERLYING     GRANTED TO                                                TERM
NAME AND PRINCIPAL      OPTIONS      EMPLOYEES IN     EXERCISE OR    EXPIRATION    ------------------------------
POSITION                GRANTED       FISCAL YEAR     BASE PRICE        DATE            5%               10%
------------------     ----------    -------------    -----------    ----------    -------------    -------------
Mark Zimmer..........    50,000(1)        1.4%           $1.00        12/31/01      $  177,660       $  448,380
Robert E. Rice.......   750,000(2)       20.5%            1.00          7/1/09      $2,664,900       $6,725,700
Gary Lauer...........    50,000(1)        1.4%            1.00        12/31/01      $  177,660       $  448,380

---------------
(1) Options fully vested on the date of grant.

(2) Of the securities underlying the options 20% vested on the date of grant, an additional 20% vests on the first anniversary of the date of grant, and an additional one thirty-sixth vests each month thereafter. Unless each outstanding option is assumed or an equivalent option is substituted by the successor corporation in connection with any merger, or sale of assets, all the options, including those not then vested, are fully exercisable.

     The following table sets forth information with respect to options to purchase Company common stock exercised during fiscal 1999 by the Named Executive Officers and the value of unexercised options at December 31, 1999.

       COMPANY OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                               OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                      DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                              ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                           EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Terance A. Kinninger........    22,600      $124,300    $ 69,900       $176,250      $  221,917     $  471,756
Mark Zimmer.................        --            --      93,456         31,014         360,311         25,683
Robert E. Rice..............        --            --     352,894         56,771       1,213,772        142,542
John Leddy..................        --            --      43,333        161,667         226,155        674,990
Gary Lauer..................        --            --     595,556        404,444       2,086,828      1,417,172
Kai Krause..................        --            --     604,271        230,729       3,329,190        431,300

---------------
(1) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Company common stock at December 31, 1999 ($8.59).

     The following table sets forth information with respect to options to purchase Metastream common stock exercised during fiscal 1999 by the Named Executive Officers and the value of unexercised options at December 31, 1999.

     METASTREAM OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                  OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                   SHARES                      DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                                 ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                              EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             -----------   --------   -----------   -------------   -----------   -------------
Mark Zimmer....................     --          --           50,000             --       $232,000              --
Robert E. Rice.................     --          --          150,000        600,000       $696,000      $2,784,000
Gary Lauer.....................     --          --           50,000             --       $232,000              --

---------------
(1) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Metastream's common stock at December 31, 1999 ($5.64).

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

     In January 1999, Messrs. Lane, Bert Kolde and Samuel H. Jones, Jr. and Dr. Morgan were each granted an option to purchase 5,000 shares of Common Stock under the Director Plan at an exercise price of $6.625 per share. In December 1999, in recognition for the substantial contribution of the Company's directors to the formation and success of Metastream Corporation, Messrs. Kolde, Lane and Jones and Dr. Morgan were each granted a fully-vested option to purchase 50,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. In January 2000, Messrs. Kolde, Lane and Jones were each granted an option to purchase 5,000 shares of Common Stock under the Director Plan at an exercise price of $9.00 per share. For their participation as a director of Metastream Corporation, in January 2000, Mr. Jones and Dr. Morgan were each granted an option to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. Additionally, for his participation as a director of Metastream Corporation, in February 2000, Mr. Lane was granted an option to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. The 75,000 share grants vest one-fifth of the option shares on the date of grant, one-fifth of the option shares at the end of the first year and one-thirty-sixth of the option shares per month thereafter.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedules. See Index to Financial Statements at Item 8 on page 25 of this Report.

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

     (c) Exhibits

        See Item 14(a)(2) above.

     (d) Financial Statement Schedules

        See Item 14(a)(1) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 21st day of August 2000.

                                          METACREATIONS CORPORATION

                                          By:      /s/ JAMES A. ABATE
                                            ------------------------------------
                                                       James A. Abate
                                                   Sr. Vice President and
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Abate, his attorney-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K/A, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                   /s/ ROBERT RICE                         Director, President and      August 21, 2000
-----------------------------------------------------      Chief Executive Officer
                     Robert Rice                            (Principal Executive
                                                                  Officer)

                 /s/ JAMES A. ABATE                        Sr. Vice President and       August 21, 2000
-----------------------------------------------------      Chief Financial Officer
                   James A. Abate                         (Principal Financial and
                                                             Accounting Officer)

              /s/ SAMUEL H. JONES, JR.                            Director              August 21, 2000
-----------------------------------------------------
                Samuel H. Jones, Jr.

               /s/ WILLIAM H. LANE III                            Director              August 21, 2000
-----------------------------------------------------
                 William H. Lane III