Form 10-Q/A
period 2000-03-31
METACREATIONS CORP
filed 2000-08-21
CIK 919794

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

                Consolidated Balance Sheets - March 31, 2000 (unaudited and restated) and December 31, 1999 (restated)
                Consolidated Statements of Operations - Three months ended
                   March 31, 2000 and 1999 (unaudited and restated)
                Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2000 and 1999 (unaudited and restated)
             Notes to Consolidated Financial Statements (unaudited and
                   restated)

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................        9

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...........................       23

SIGNATURES..............................................................       24


On August 8, 2000, the Company announced that it will restate its consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. This amended Form 10 Q/A filing includes restated financial information and related disclosures for the quarter ended March 31, 2000 (see Note 2 to the unaudited consolidated financial statements). The restated financial information and related disclosures for 1999 have been included in the amended Form 10-K/A filing for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on August 21, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements




                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 MARCH 31,                DECEMBER 31,
                                                                                   2000                      1999
                                                                       ----------------------------------------------------
                                                                       (Unaudited and Restated)          (Restated)
ASSETS
Current assets:
  Cash and cash equivalents ..........................................             $  11,311              $   4,480
  Short-term investments .............................................                29,178                 32,836
  Accounts receivable, net ...........................................                    12                    123
  Notes receivable from related parties ..............................                    --                  1,000
  Prepaid expenses ...................................................                   552                  1,139
  Current assets of discontinued operations ..........................                13,399                  4,702
                                                                                   ---------------       ----------
      Total current assets ...........................................                54,452                 44,280

Property and equipment, net ..........................................                 1,772                    614
Other assets .........................................................                   146                    308
Non-current assets of discontinued operations ........................                   536                  1,974
                                                                                   ---------------       ----------
      Total assets ...................................................             $  56,906              $  47,176
                                                                                   ===============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................             $     613              $     224
  Accrued expenses ...................................................                 1,494                  1,985
  Current liabilities of discontinued operations .....................                 4,079                  9,178
  Provision for loss on disposal of discontinued operations ..........                 8,421                  2,653
                                                                                   ---------------       ----------
      Total current liabilities ......................................                14,607                 14,040

Minority interest ....................................................                 9,979                  6,633

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000 shares authorized -
    no shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively ..................................                    --                     --
  Common stock, $.001 par value; 75,000 shares authorized -
    27,553 and 25,496 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively ...............                   28                     25
  Paid-in capital ....................................................               130,368                119,940
  Notes receivable from related parties ..............................                (3,467)                (3,467)
  Accumulated other comprehensive loss ...............................                  (129)                  (137)
  Accumulated deficit ................................................               (94,480)               (89,858)
                                                                                   ---------------       ----------
      Total stockholders' equity .....................................                32,320                 26,503
                                                                                   ---------------       ----------
      Total liabilities and stockholders' equity .....................             $  56,906              $  47,176
                                                                                   ===============       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              ------------------------
                                                                                2000           1999
                                                                              ------------------------
                                                                              (Unaudited     (Unaudited)
                                                                                 and
                                                                               Restated)
Net revenues ...........................................................      $    162        $  2,263

Operating expenses:
  Sales and marketing (excluding stock based compensation totaling
    $2,554 in 2000) ....................................................         1,350             404
  Research and development (excluding stock based compensation
    totaling $ 979 in 2000) ............................................           949             559
  General and administrative (excluding stock based compensation
    totaling $ 323 in 2000) ............................................         1,100           1,002
  Stock-based compensation .............................................         3,856              --
                                                                              ------------------------
Total operating expenses ...............................................         7,255           1,965
                                                                              ------------------------

Income (loss) from operations ..........................................        (7,093)            298
Other income ...........................................................           521             557
                                                                              ------------------------

Income (loss) before provision for income taxes ........................        (6,572)            855
Provision for income taxes .............................................            --              --
                                                                              ------------------------

Income (loss) before minority interest in loss of subsidiary ...........        (6,572)            855
Minority interest in loss of subsidiary ................................           685              --
                                                                              ------------------------

Net income (loss) from continuing operations ...........................        (5,887)            855

Discontinued operations (Note 3):
  Loss from discontinued operations ....................................            --          (1,947)
  Adjustment to loss on disposal of discontinued operations ............         1,265              --
                                                                              ------------------------
    Net loss from discontinued operations ..............................         1,265          (1,947)
                                                                              -----------------------

Net loss ...............................................................      $ (4,622)       $ (1,092)
                                                                              ========================

Basic net income (loss) per common share:
  Net income (loss) per common share from continuing operations ........      $  (0.22)       $   0.04
  Net income (loss) per common share from discontinued operations ......          0.05           (0.08)
                                                                              ------------------------
  Net loss per common share ............................................      $  (0.17)       $  (0.04)
                                                                              ========================

Diluted net income (loss) per common share:
  Net income (loss) per common share from continuing operations ........      $  (0.22)       $   0.03
  Net income (loss) per common share from discontinued operations ......          0.05           (0.07)
                                                                              ------------------------
  Net loss per common share ............................................      $  (0.17)       $  (0.04)
                                                                              ========================

Weighted average number of shares outstanding:
  Basic ................................................................        26,804          24,325
                                                                              ========================
  Diluted ..............................................................        26,804          25,900
                                                                              ========================


The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -------------------------
                                                                              2000           1999
                                                                          -------------------------
                                                                           (Unaudited    (Unaudited)
                                                                          and Restated)

Cash flows from operating activities:
  Net loss .........................................................      $ (4,622)      $ (1,092)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Net loss of discontinued operations ..........................        (1,265)         1,947
      Amortization of deferred compensation ........................         3,856             --
      Depreciation and amortization ................................           150            124
      Minority interest in loss of subsidiary.......................          (685)            --
      Accrued interest income ......................................            --            (44)
      Changes in operating assets and liabilities:
        Accounts receivable ........................................           111         (1,143)
        Prepaid expenses and other assets ..........................           691            164
        Accounts payable and accrued expenses ......................           141            (48)
        Net cash used for discontinued operations ..................        (5,241)        (2,405)
                                                                          -----------------------
         Net cash used in operating activities .....................        (6,864)        (2,497)

Cash flows from investing activities:
  Purchases of short-term investments ..............................       (26,298)       (17,708)
  Proceeds from sales and maturities of short-term investments .....        29,956          7,821
  Repayments of notes receivable from related parties ..............         1,000             64
  Purchases of property and equipment ..............................        (1,250)           (26)
  Net cash used for discontinued operations ........................           (84)          (274)
                                                                          -----------------------
         Net cash provided by (used in) investing activities .......         3,324        (10,123)

Cash flows from financing activities:
  Collection of subscription receivable related to
    common stock of subsidiary......................................         1,000             --
  Proceeds from exercise of stock options ..........................         9,363            185
                                                                          -----------------------
         Net cash provided by financing activities .................        10,363            185

Effect of exchange rates changes on cash ...........................             8             (4)
                                                                          -----------------------

Net increase (decrease) in cash and cash equivalents ...............         6,831        (12,439)
Cash and cash equivalents at beginning of period ...................         4,480         16,297
                                                                          -----------------------
Cash and cash equivalents at end of period .........................      $ 11,311       $  3,858
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The information included in this Form 10-Q/A should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A.

Concentration of Risk

In connection with the sale of the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines (see Note 3), the Company has recorded a note receivable from Corel Corporation ("Corel") in the amount of $10,000,000 at March 31, 2000. This note receivable, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying balance sheets. In a July 2000 press release, Corel announced that it would run out of cash by the end of August 2000 if it did not take special action. As of August 18, 2000, the Company has collected $4,000,000 of the original $10,000,000 promissory note according to the payment schedule. The Company has not provided a reserve for the remaining $6,000,000, as management believes such amount is collectible.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101 is applicable beginning in the fourth quarter of fiscal 2000. Management does not believe the compliance with the provisions of SAB No. 101 will have a material effect on the accompanying consolidated financial statements.

In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

     -- The definition of employee for purposes of applying APB No. 25, which deals with stock compensation issues;
     -- The criteria for determining whether a plan qualifies as a noncompensatory plan;
     -- The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
     -- The accounting for an exchange of stock compensation awards in a business combination.

The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events prior to such date. The adoption of FIN No. 44 is not expected to have a material impact on our financial statements.

2. RESTATEMENT OF FINANCIAL STATEMENTS

On August 8, 2000, the Company announced that it will restate its consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. As discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, the principal reason for the revisions to the December 31, 1999 financial statements is to reallocate the $7,000,000 monetary consideration received from Computer Associates as part of license agreements, and recorded as revenue in 1999, to minority interest and "change in interest gain" (pursuant to SAB No. 51, "Accounting for Sales of Stock of a Subsidiary") relating to Computer Associates simultaneous agreement to obtain a 20% equity interest in the Company's subsidiary, Metastream Corporation. The "change in interest gain" has been recorded as paid-in capital in the Company's consolidated balance sheets.

In addition, based upon a revised estimate of the valuation of Metastream Corporation at various dates during the three months ended March 31, 2000, the Company has adjusted its estimate of the fair value of Metastream Corporation at the time of stock option issuances to employees and non-employees resulting in an additional charge of $1,841,000 for the three months ended March 31, 2000 for stock-based compensation associated with stock option grants at exercise prices which were below the fair value of Metastream Corporation's common stock on the date of grant.

This amended Form 10 Q/A filing includes restated financial information and related disclosures for the quarter ended March 31, 2000. The restated financial information and related disclosures for 1999 have been included in the amended Form 10-K/A filing for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on August 21, 2000.

Accordingly, the unaudited financial statements for the three months ended March 31, 2000 presented in this Form 10-Q/A have been restated as follows:

                                                                       Three Months Ended
                                                                         March 31, 2000
                                                                      --------------------
                                                                       As
                                                                    Reported      Restated
Statement of Operations Data:
  Net revenues ..................................................       $   137     $    162
  Operating expenses ............................................         5,497        7,255
  Loss from operations ..........................................        (5,360)      (7,093)
  Loss before provision for income taxes ........................        (4,839)      (6,572)
  Loss before minority interest in loss of subsidiary ...........        (4,839)      (6,572)
  Minority interest in loss of subsidiary .......................           316          685
  Net loss from continuing operations ...........................        (4,523)      (5,887)
  Net loss                                                               (3,258)      (4,622)

Basic and diluted net income (loss) per common share:
  Net loss per common share from continuing operations ..........         (0.17)       (0.22)
  Net income per common share from discontinued operations ......          0.05         0.05
  Net loss per common share......................................         (0.12)       (0.17)

Balance Sheet Data:
  Accounts receivable, net .....................................          2,512           12
  Other assets .................................................            980          146
  Accrued expenses .............................................          1,433        1,494
  Minority interest ............................................          4,088        9,979
  Paid-in capital...............................................        127,668      130,368
  Accumulated deficit ..........................................        (82,494)     (94,480)

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

The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture of June 30, 2000, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,265,000 during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. The $11,250,000, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through March 31, 2000 (in thousands):

                               Loss on Disposal                   Provision at
                               of Discontinued                     December 31,        Charged to                    Provision at
                                  Operations       Deductions          1999              Expense       Deductions    March 31, 2000
                               ----------------    ----------     -------------        ----------      ----------    --------------
Write-down of operating
  assets......................    $ 18,445          $18,103         $    342             $  (350)       $   (547)        $  539
Severance and
  benefits....................       8,415              504            7,911                 842           2,271          6,482
Estimated loss of discontinued
  operations through
  divestiture date............       5,400               --            5,400              (1,957)          2,443          1,000
Estimated net proceeds from
  divestiture.................     (11,000)              --          (11,000)                200         (11,200)           400
                                  --------          -------         --------             -------        --------         ------
                                  $ 21,260          $18,607         $  2,653             $(1,265)       $ (7,033)        $8,421
                                  ========          =======         ========             =======        ========         ======

Operating results from discontinued operations were as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                            2000           1999
                                                          -----------------------
       Net revenues ................................      $  4,576       $  9,805
       Cost of revenues ............................           989          1,647
                                                          -----------------------
         Gross profit ..............................         3,587          8,158

       Operating expenses:
         Sales and marketing .......................         2,800          6,045
         Research and development ..................         2,894          3,329
         General and administrative ................           336            731
                                                          -----------------------
               Total operating expenses ............         6,030         10,105
                                                          -----------------------

       Loss before benefit for income taxes ........        (2,443)        (1,947)
       Benefit for income taxes ....................            --             --
                                                          -----------------------

       Loss from discontinued operations ...........      $ (2,443)      $ (1,947)
                                                          =======================

    The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2000          1999
                                                                     ------------------------
       Current assets of discontinued operations:
         Accounts and other receivables, net ..................      $ 13,175      $  1,800
         Inventories, net .....................................            --            92
         Prepaid expenses .....................................           224         2,810
                                                                     ----------------------
           Current assets of discontinued operations ..........      $ 13,399      $  4,702
                                                                     ======================

       Non-current assets of discontinued operations:
         Property and equipment, net ..........................      $    300      $  1,574
         Other assets .........................................           236           400
                                                                     ----------------------
           Non-current assets of discontinued operations ......      $    536      $  1,974
                                                                     ======================

       Current liabilities of discontinued operations:
         Accounts payable .....................................      $  1,683      $  5,631
         Accrued expenses .....................................         1,930         2,824
         Royalties payable ....................................           466           723
                                                                     ----------------------
           Current liabilities of discontinued operations .....      $  4,079      $  9,178
                                                                     ======================

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



4.  INCOME TAXES

The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because of its historical operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal purposes and 2001 for state purposes, may be subject to certain limitations under Section 382 of the Internal Revenues Code of 1986, as amended.

5.  LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three months ended March 31, 2000 and 1999, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                       LOSS          SHARES       PER-SHARE
                                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                    ---------------------------------------
       Three Months Ended March 31, 2000
         (Restated):
            Basic EPS ..........................     $ (4,622)        26,804      $  (0.17)
            Effect of dilutive securities ......           --             --
                                                     ------------------------------------
            Diluted EPS ........................     $ (4,622)        26,804      $  (0.17)
                                                     =====================================

       Three Months Ended March 31, 1999:
            Basic EPS ..........................     $ (1,092)        24,325      $  (0.04)
            Effect of dilutive securities ......           --          1,575
                                                     -------------------------------------
            Diluted EPS ........................     $ (1,092)        25,900      $  (0.04)
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

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A.

OVERVIEW

MetaCreations provides marketing visualization solutions for the World Wide Web. MetaCreations' strategy is centered on the Company's Metastream technology and software tools designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

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

In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage online companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of March 31, 2000, had an accumulated deficit of approximately $94.5 million.

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

OPERATING RESULTS

Net Revenues

                                           THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------
                                         2000
                                      (Restated)     % CHANGE          1999
                                       --------      --------        --------
                                                (DOLLARS IN THOUSANDS)
       Net revenues                    $    162           (93)%      $  2,263


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

Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernable, on a straight-line basis over the period during which the services are performed.

Net revenues of $162,000 for the three months ended March 31, 2000 were related to services performed during the quarter, with 77% of the revenues being attributed to Computer Associates. Historically, net revenues primarily consisted of one-time licenses for Metastream and related technologies from a limited number of strategic partners. Specifically, revenues from Intel Corporation, Computer Associates and Real 3D Company accounted for 44%, 42% and 11% of total revenues, respectively, for the three months ended March 31, 1999. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched at the end of the quarter. As a result, no revenue was recorded during the three months ended March 31, 2000 related to the licensing of Metastream 3.0. There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

Sales and Marketing

                                           THREE MONTHS ENDED MARCH 31,
                                        ----------------------------------
                                          2000
                                       (Restated)    % CHANGE       1999
                                        --------     --------     --------
                                              (DOLLARS IN THOUSANDS)
       Sales and marketing              $1,350          234%        $404
         As % of net revenues              833%                       18%


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

Research and Development

                                          THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                       2000
                                    (Restated)      % CHANGE         1999
                                     --------       --------       --------
                                              (DOLLARS IN THOUSANDS)
       Research and development        $949             70%          $559
         As % of net revenues           586%                           25%

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

General and Administrative

                                            THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------
                                         2000         % CHANGE         1999
                                      (Restated)
                                       --------       --------       --------
                                               (DOLLARS IN THOUSANDS)
       General and administrative      $1,100             10%         $1,002
         As % of net revenues             679%                            44%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal and accounting fees and insurance expense. The 10% increase in general and administrative expenses was primarily attributed to general and administrative expenses of Metastream Corporation, which was formed in July 1999.

Stock-based Compensation

                                          THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                       2000         % CHANGE         1999
                                    (Restated)
                                     --------       --------       --------
                                             (DOLLARS IN THOUSANDS)
       Stock-based compensation      $3,856            100%          $ --
         As % of net revenues         2,380%                           --%

In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded total deferred compensation of approximately $14.5 million during the three months ended March 31, 2000. This deferred compensation represented the difference between the deemed fair value of Metastream Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Stock-based compensation expense of $3.9 million was recognized during the three months ended March 31, 2000.

Other Income

                                        THREE MONTHS ENDED MARCH 31,
                                   --------------------------------------
                                     2000         % CHANGE         1999
                                  (Restated)
                                   --------       --------       --------
                                           (DOLLARS IN THOUSANDS)
       Other income                  $521             (6)%         $557
         As % of net revenues         322%                           25%

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

Provision for Income Taxes

The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because of its historical operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal purposes and 2001 for state purposes, may be subject to certain limitations under Section 382 of the Internal Revenues Code of 1986, as amended.

Minority Interest in Loss of Subsidiary

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

The loss on disposal of discontinued operations, which totaled approximately $21.3 million for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture of June 30, 2000, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1.3 million during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys acquired the Poser product line; and fractal.com acquired the Headline Studio product line for total consideration of $11.3 million, consisting of cash and promissory notes, plus future royalties. The $11.3 million, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss or disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through March 31, 2000 (in thousands):

                               Loss on Disposal                   Provision at
                               of Discontinued                     December 31,        Charged to                     Provision at
                                  Operations       Deductions          1999              Expense       Deductions    March 31, 2000
                               ----------------    ----------     -------------        ----------      ----------    --------------
Write-down of operating
  assets......................    $ 18,445          $18,103         $    342             $  (350)       $   (547)        $  539
Severance and
  benefits....................       8,415              504            7,911                 842           2,271          6,482
Estimated loss of discontinued
  operations through
  divestiture date............       5,400               --            5,400              (1,957)          2,443          1,000
Estimated net proceeds from
  divestiture.................     (11,000)              --          (11,000)                200         (11,200)           400
                                  --------          -------         --------             -------        --------         ------
                                  $ 21,260          $18,607         $  2,653             $(1,265)       $ (7,033)        $8,421
                                  ========          =======         ========             =======        ========         ======

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
                                                       =======================

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q/A contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act.
Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

Shares of MetaCreations' Common Stock are speculative in nature and involve a high degree of risk. The following risk factors should be considered carefully. The risks described below are not the only ones facing MetaCreations. Many factors could cause our results to be different, including the following risk factors and other risks described in this document, as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A. If any of the following risks occur, our business would likely be adversely affected and the trading price of our Common Stock could decline. This could result in a loss of all or part of your investment.

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

We Have A History of Losses And Expect To Incur Losses In The Future

We have had significant quarterly and annual operating losses since our inception, and as of March 31, 2000, we had an accumulated deficit of approximately $94.5 million. With the divestiture of our prepackaged graphics software business substantially complete, we have focused exclusively on our industry-leading, patented marketing visualization solution, Metastream. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments totaled $40.5 million at March 31, 2000, up from $37.3 million at December 31, 1999. Net cash used in operating activities of the Company totaled $6.9 million for the three months ended March 31, 2000, compared to $2.5 million for the three months ended March 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 primarily related to $5.2 million of net cash used for discontinued operations. Similarly, net cash used in operating activities for the three months ended March 31, 1999 primarily related to $2.4 million of net cash used for discontinued operations. Net cash provided by investing activities totaled $3.3 million for the three months ended March 31, 2000, compared to net cash used in investing activities of $10.1 million for the three months ended March 31, 1999. Net cash provided by investing activities for the three months ended March 31, 2000 primarily resulted from $3.7 million of net proceeds from sales and maturities of short-term investments and $1.0 million from repayment of a note receivable from a related party, net of $1.3 million used for purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 1999 primarily resulted from $9.9 million of net purchases of short-term investments. Net cash provided by financing activities totaled $10.4 million and $185,000 for the three months ended March 31, 2000 and 1999, respectively, primarily resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods. In addition, during the three months ended March 31, 2000, the Company collected $1.0 million of subscription receivable related to common stock of Metastream Corporation.

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

In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

     -- The definition of employees for purposes of applying APB No. 25, which deals with stock compensation issues;
     -- The criteria for determining whether a plan qualifies as a noncompensatory plan;
     -- The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
     -- The accounting for an exchange of stock compensation awards in a business combination.

The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events prior to such date. The adoption of FIN No. 44 does not have a material impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and short-term investments. The Company does not have any derivative financial instruments as of March 31, 2000. Credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income investments that are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.


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


                                             METACREATIONS CORPORATION
                                             (Registrant)



 Date:  August 21, 2000                      /s/ JAMES A. ABATE
                                             -----------------------------------
                                             James A. Abate
                                             Sr. Vice President and
                                              Chief Financial Officer