Form 10-Q
period 2000-06-30
METACREATIONS CORP
filed 2000-08-21
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the quarterly period ended June 30, 2000 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
     For the transition period from             to               .
                                    -----------    --------------

                         Commission file number 0-27168

                            METACREATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                                95-4102687
             (State of incorporation)                          (I.R.S. Employer Identification Number)

                498 Seventh Ave., Suite 1810, New York, NY 10018
                    (Address of principal executive offices)

                                 (646) 485-9100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 2000, there were outstanding 28,250,869 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                                                    Page
                                                                                                    ----
PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements....................................................          3

                          Consolidated Balance Sheets - June 30, 2000 and
                             December 31, 1999 (unaudited and restated)
                          Consolidated Statements of Operations - Three and six
                             month periods ended June 30, 2000 and 1999
                             (unaudited and restated)
                          Consolidated Statements of Cash Flows - Six month
                             periods ended June 30, 2000 and 1999 (unaudited and restated)
                          Notes to Consolidated Financial Statements (unaudited)

Item 2.               Management's Discussion and Analysis of Financial Condition and Results
                          of Operations.......................................................         15

PART II.              OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K........................................         33

SIGNATURES            ........................................................................         34


On August 8, 2000, the Company announced that it would restate its consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. The restated financial information and related disclosures have been included in the amended Form 10-K/A filing for the year ended December 31, 1999 and the amended Form 10-Q/A filing for the quarter ended March 31, 2000, which were filed with the Securities and Exchange Commission on August 21, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              JUNE 30,      DECEMBER 31,
                                                                                2000            1999
                                                                           --------------------------------
                                                                             (Unaudited)     (Restated)
ASSETS
Current assets:
   Cash and cash equivalents.............................................  $      20,510   $       4,480
   Short-term investments................................................         18,073          32,836
   Accounts receivable, net..............................................              7             123
   Notes receivable from related parties.................................             --           1,000
   Prepaid expenses......................................................            266           1,139
   Current assets of discontinued operations.............................         10,328           4,702
                                                                           --------------------------------
       Total current assets..............................................         49,184          44,280

Property and equipment, net..............................................          2,433             614
Other assets.............................................................            248             308
Non-current assets of discontinued operations............................            157           1,974
                                                                           --------------------------------
       Total assets......................................................  $      52,022   $      47,176
                                                                           ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................  $       1,722   $         224
   Accrued expenses......................................................          1,584           1,985
   Current liabilities of discontinued operations........................            968           9,178
   Provision for loss on disposal of discontinued operations.............            211           2,653
                                                                           --------------------------------
       Total current liabilities.........................................          4,485          14,040

Mandatorily redeemable preferred stock of subsidiary.....................         15,574              --
Minority interest........................................................         10,399           6,633

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares authorized - no shares issued and outstanding at June 30, 2000 and
     December 31, 1999, respectively.....................................             --              --
   Common stock, $.001 par value; 75,000 shares authorized - 27,985 and 25,496 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively...................             28              25
   Paid-in capital.......................................................        133,232         119,940
   Notes receivable from related parties.................................         (4,967)         (3,467)
   Deferred compensation.................................................         (1,540)             --
   Accumulated other comprehensive loss..................................             --            (137)
   Accumulated deficit...................................................       (105,189)        (89,858)
                                                                           --------------------------------
       Total stockholders' equity........................................         21,564          26,503
                                                                           --------------------------------
       Total liabilities and stockholders' equity........................  $      52,022   $      47,176
                                                                           ================================

The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                         ------------------------------------ ------------------------------------
                                                               2000              1999               2000              1999
                                                         ------------------------------------ ------------------------------------
                                                            (Unaudited)     (Unaudited and       (Unaudited)     (Unaudited and
                                                                              Restated)                            Restated)
Net revenues...........................................  $          155   $           15      $          317   $        2,278

Operating expenses:
   Sales and marketing (excluding stock based
     compensation totaling $1,094 for three months
     ended June 30, 2000 and $3,648 for six months
     ended June 30, 2000)..............................           8,764              354              10,114              758
   Research and development (excluding stock based
     compensation totaling $594 for three months
     ended June 30, 2000 and $1,573 for six months
     ended June 30, 2000)..............................           1,078              670               2,027            1,229
   General and administrative (excluding stock based
     compensation totaling $1,459 for three months
     ended June 30, 2000 and $1,782 for six months
     ended June 30, 2000)..............................             983            1,084               2,083            2,086
   Stock-based compensation............................           3,147               --               7,003               --
                                                         ------------------------------------ ------------------------------------
Total operating expenses...............................          13,972            2,108              21,227            4,073
                                                         ------------------------------------ ------------------------------------

Loss from operations...................................         (13,817)          (2,093)            (20,910)          (1,795)
Other income...........................................             466              528                 987            1,085
                                                         ------------------------------------ ------------------------------------

Loss before provision for income taxes.................         (13,351)          (1,565)            (19,923)            (710)
Provision for income taxes.............................              --               --                  --               --
                                                         ------------------------------------ ------------------------------------

Loss before minority interest in loss of subsidiary....         (13,351)          (1,565)            (19,923)            (710)
Minority interest in loss of subsidiary................           2,642               --               3,327               --
                                                         ------------------------------------ ------------------------------------

Net loss from continuing operations....................         (10,709)          (1,565)            (16,596)            (710)

Discontinued operations (Note 3):
   Loss from discontinued operations...................              --           (1,296)                 --           (3,243)
   Adjustment to loss on disposal of discontinued
     operations........................................              --               --               1,265               --
                                                         ------------------------------------ ------------------------------------
       Net income (loss) from discontinued operations..              --           (1,296)              1,265           (3,243)
                                                         ------------------------------------ ------------------------------------

Net loss...............................................  $      (10,709)  $       (2,861)     $      (15,331)  $       (3,953)
                                                         ==================================== ====================================

Basic and diluted net loss per common share:
   Net loss per common share from continuing
     operations........................................  $       (0.39)   $       (0.07)      $       (0.61)   $       (0.03)
   Net income (loss) per common share from
     discontinued operations...........................              --           (0.05)               0.05            (0.13)
                                                         ------------------------------------ ------------------------------------
       Net loss per common share.......................  $       (0.39)   $       (0.12)      $       (0.56)   $       (0.16)
                                                         ==================================== ====================================

Weighted average number of shares outstanding -
   basic and diluted...................................          27,629           24,448              27,216           24,387
                                                         ==================================== ====================================



The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                          ---------------------------------
                                                                                2000            1999
                                                                          ---------------------------------
                                                                            (Unaudited)    (Unaudited and
                                                                                             Restated)
Cash flows from operating activities:
   Net loss.............................................................. $     (15,331)  $      (3,953)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net (income) loss of discontinued operations......................        (1,265)          3,243
       Amortization of deferred compensation.............................         7,003              --
       Depreciation and amortization.....................................           391             316
       Minority interest in loss of subsidiary...........................        (3,327)             --
       Non-cash sales and marketing expense..............................         5,749              --
       Accrued interest income...........................................            --             (88)
       Changes in operating assets and liabilities:
         Accounts receivable.............................................           116             811
         Prepaid expenses and other assets...............................           758             387
         Accounts payable and accrued expenses...........................         1,405               4
         Net cash used for discontinued operations.......................       (12,983)         (4,269)
                                                                          ---------------------------------
           Net cash used in operating activities.........................       (17,484)         (3,549)

Cash flows from investing activities:
   Purchases of short-term investments...................................       (37,754)        (39,019)
   Proceeds from sales and maturities of short-term investments..........        52,517          34,130
   Repayment of notes receivable from related parties....................         1,000             122
   Purchases of property and equipment...................................        (2,035)            (34)
   Net cash used for discontinued operations.............................           (84)         (2,888)
                                                                          ---------------------------------
           Net cash provided by (used in) investing activities...........        13,644          (7,689)

Cash flows from financing activities:
   Issuance of notes receivable from related parties.....................        (1,500)           (100)
   Issuance of preferred stock in subsidiary, net of issuance costs of
     $175................................................................         9,825              --
   Collection of subscription receivable related to common stock of
     subsidiary..........................................................         1,000              --
   Proceeds from exercise of stock options...............................        10,537             324
                                                                          ---------------------------------
           Net cash provided by financing activities.....................        19,862             224

Effect of exchange rates changes on cash.................................             8              (7)
                                                                          ---------------------------------

Net increase (decrease) in cash and cash equivalents.....................        16,030         (11,021)
Cash and cash equivalents at beginning of period.........................         4,480          16,297
                                                                          ---------------------------------
Cash and cash equivalents at end of period............................... $      20,510   $       5,276
                                                                          =================================


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A.

Concentration of Risk

In connection with the sale of the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines (see Note 3), the Company has an outstanding note receivable from Corel Corporation ("Corel") in the amount of $8,000,000 at June 30, 2000. This note receivable, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying balance sheets. In a July 2000 press release, Corel announced that it would run out of cash by the end of August 2000 if it did not take special action. As of August 18, 2000, the Company has collected $4,000,000 of the original $10,000,000 promissory note, which is in accordance with the payment schedule. The Company has not provided a reserve for the remaining $6,000,000, as management believes such amount is collectible.

                            METACREATIONS CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Deferred Compensation

In connection with the issuance of 200,000 shares of restricted common stock of MetaCreations Corporation to an officer of the Company, the Company recorded deferred compensation of approximately $1,625,000 during the three months ended June 30, 2000. This deferred compensation, which is being amortized over four years, represented the fair value of the common stock at the date of issuance. Stock-based compensation expense of $85,000 was recognized during the three months ended June 30, 2000.

Mandatorily Redeemable Preferred Stock of Subsidiary

In June 2000, Metastream Corporation issued 1,500,000 shares of Series A Convertible Preferred Stock to America Online, Inc. ("AOL") for cash consideration totaling $10,000,000. Each share of Series A Convertible Preferred Stock may be exchanged, at AOL's option, into the number of shares of MetaCreations' common stock as is equal to $6.67 divided by the exchange price in effect at the time of exchange (the "Exchange Price"). The Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that AOL submits notice of its exercise of the option. In the event of a merger of Metastream Corporation into MetaCreations, each share of Series A Convertible Preferred Stock may be exchanged by MetaCreations, at MetaCreations' option, into the number of shares of MetaCreations common stock as is equal to the greater of (a) $6.67 divided by the exchange price in effect at the time of exchange (the "Merger Exchange Price") or (b) the number of shares that AOL would have received if it continued to hold the preferred shares but exercised its rights to convert the preferred shares immediately prior to the merger. The Merger Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that the MetaCreations enters into arrangements for the combination of the two companies. In connection with the issuance of the shares of Series A Convertible Preferred Stock to AOL, the Company recorded a one-time non-cash sales and marketing charge of $5,749,000 related to the difference between the fair value of the MetaCreations common shares into which AOL could have converted the Metastream preferred shares on the date of issuance and the $10,000,000 cash consideration paid by AOL.

The Series A Convertible Preferred Stock held by AOL also contains a put right (the "Put Right") whereby AOL may require the Company to purchase the preferred shares at a price equal to the original purchase price paid by AOL, plus interest. The Put Right expires on June 12, 2002. The Series A Convertible Preferred Stock has been classified as mandatorily redeemable preferred stock of subsidiary in the Company's consolidated balance sheets.

Minority Interest

For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Cash receipts assigned to Computer Associates purchase of a 20% interest in Metastream Corporation are included in minority interest in the Company's consolidated balance sheets. Computer Associates 20% interest in Metastream Corporation has been recorded as minority interest in the Company's

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded deferred compensation of $7,334,000 and $21,818,000 for the three and six month periods ended June 30, 2000, respectively. Minority interest in the Company's consolidated balance sheets is credited with its proportionate interest in stock-based compensation that is recognized. Stock-based compensation expense of $3,147,000 and $6,918,000 was recognized during the three and six month periods ended June 30, 2000, respectively.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No, 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

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

In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

   - The definition of employee for purposes of applying APB No. 25, which deals with stock compensation issues;

   - The criteria for determining whether a plan qualifies as a noncompensatory plan;

   - The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

   - The accounting for an exchange of stock compensation awards in a business combination.

The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events prior to such date. The adoption of FIN No. 44 is not expected to have a material impact on our financial statements.

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


2. RESTATEMENT OF FINANCIAL STATEMENTS

On August 8, 2000, the Company announced that it would restate its consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. As discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, the principal reason for the revisions to the December 31, 1999 financial statements was to reallocate the entire $7,000,000 monetary consideration committed by Computer Associates as part of license agreements, and recorded as license revenue in 1999, to minority interest and "change in interest gain" (pursuant to SAB No. 51, "Accounting for Sales of Stock of a Subsidiary") relating to Computer Associates simultaneous agreement to obtain a 20% equity interest in the Company's subsidiary, Metastream Corporation. The "change in interest gain" has been recorded as paid-in capital in the Company's consolidated balance sheets.

As part of the restatement of financial statements during the three months ended June 30, 1999, the Company also reclassified $1,920,000 to gain on sale of assets within loss from discontinued operations. This gain was comprised of $2,000,000 previously recorded as license revenue relating to discontinued operations, net of $80,000 previously recorded as other income relating to continuing operations.

Additionally, based upon a revised estimate of the valuation of Metastream Corporation at various dates during the year ended December 31, 1999 and during the three months ended March 31, 2000, the Company adjusted its estimate of the fair value of Metastream Corporation at the time of stock option issuances to employees and non-employees resulting in an additional charge of $4,000,000 and $1,841,000 during the three months ended December 31, 1999 and March 31, 2000, respectively, for stock-based compensation associated with stock option grants at exercise prices which were below the fair value of Metastream Corporation stock on the date of grant.

The restated financial information and related disclosures have been included in the amended Form 10-K/A filing for the year ended December 31, 1999 and the amended Form 10-Q/A filing for the quarter ended March 31, 2000, which were filed with the Securities and Exchange Commission on August 21, 2000.

Accordingly, the unaudited financial statements for the three and six months ended June 30, 1999 presented in this Form 10-Q have been restated as follows (in thousands):

                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30, 1999            JUNE 30, 1999
                                                    ---------------------------------------------------
                                                        AS                          AS
                                                     REPORTED     RESTATED       REPORTED     RESTATED
                                                    ---------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $   3,015   $     15      $    5,278       2,278
Income (loss) from operations......................        907     (2,093)          1,205      (1,795)
Income (loss) before provision for income taxes....      1,355     (1,565)          2,210        (710)
Income (loss) before minority interest.............      1,355     (1,565)          2,210        (710)
Net income (loss) from continuing operations.......      1,355     (1,565)          2,210        (710)
Net income (loss)..................................        139     (2,861)           (953)     (3,953)

Basic and diluted net income (loss) per common
  share:
     Net income (loss) per common share from
       continuing operations.......................       0.06      (0.07)           0.09       (0.03)
     Net loss per common share from discontinued
       operations..................................      (0.05)     (0.05)          (0.13)      (0.13)
                                                    ---------------------------------------------------
       Net loss per common share...................       0.01      (0.12)          (0.04)      (0.16)

                           METACREATIONS CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


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

The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,265,000 during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. The $11,250,000 is payable within one year. At June 30, 2000, $8,500,000 is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through June 30, 2000 (in thousands):

                                         LOSS ON
                                       DISPOSAL OF                PROVISION AT
                                       DISCONTINUED                DECEMBER 31,  CHARGED TO                  PROVISION AT
                                        OPERATIONS    DEDUCTIONS     1999          EXPENSE     DEDUCTIONS    JUNE 30, 2000
                                      --------------------------------------------------------------------------------------

     Write-down of operating
       assets......................   $    18,445     $  18,103   $       342    $   1,266    $     762     $      846
     Severance and benefits........         8,415           504         7,911           26        7,937             --
     Estimated loss of
       discontinued operations
       through divesture date......         5,400            --         5,400       (2,072)       3,328             --
     Estimated net proceeds from
       divestiture.................       (11,000)           --       (11,000)        (485)     (10,850)          (635)
                                      --------------------------------------------------------------------------------------
                                      $    21,260     $  18,607   $     2,653    $  (1,265)   $   1,177     $      211
                                      --------------------------------------------------------------------------------------

                          METACREATIONS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


Operating results from discontinued operations were as follows (in thousands):

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                -----------------------------------------------------------
                                                    2000          1999           2000          1999
                                                ----------------------------------------------------------
                                                                (Restated)                   (Restated)
       Net revenues............................ $        699  $      9,365  $      5,275   $     19,170
       Cost of revenues........................           77         1,746         1,066          3,393
                                                ----------------------------------------------------------
          Gross profit.........................          622         7,619         4,209         15,777

       Operating expenses:
          Sales and marketing..................          245         6,587         3,045         12,632
          Research and development.............          849         3,492         3,743          6,821
          General and administrative...........          413           756           749          1,487
                                                ----------------------------------------------------------
                Total operating expenses.......        1,507        10,835         7,537         20,940
                                                ----------------------------------------------------------

       Loss before gain on sale of assets......         (885)       (3,216)       (3,328)        (5,163)
       Gain on sale of assets..................           --         1,920            --          1,920
                                                ----------------------------------------------------------

       Loss before provision for income taxes..         (885)       (1,296)       (3,328)        (3,243)
       Provision for income taxes..............           --            --            --             --
                                                ----------------------------------------------------------

       Loss from discontinued operations....... $       (885) $     (1,296) $     (3,328)  $     (3,243)
                                                ==========================================================

                          METACREATIONS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


     The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):


                                                                              JUNE 30,      DECEMBER 31,
                                                                                2000            1999
                                                                           -------------------------------
                                                                                            (Restated)
        Current assets of discontinued operations:
           Notes receivable............................................... $       8,500  $          --
           Accounts receivable, net.......................................         1,804          1,800
           Inventories, net...............................................            --             92
           Prepaid expenses...............................................            24          2,810
                                                                           -------------------------------
             Current assets of discontinued operations.................... $      10,328  $       4,702
                                                                           ===============================

        Non-current assets of discontinued operations:
           Property and equipment, net.................................... $          --  $       1,574
           Other assets...................................................           157            400
                                                                           -------------------------------
             Non-current assets of discontinued operations................ $         157  $       1,974
                                                                           ===============================

        Current liabilities of discontinued operations:
           Accounts payable............................................... $         805  $       5,631
           Accrued expenses...............................................           121          2,824
           Royalties payable..............................................            42            723
                                                                           -------------------------------
             Current liabilities of discontinued operations............... $         968  $       9,178
                                                                           ===============================


4.   INCOME TAXES

The Company did not provide any current or deferred income tax provision or benefit for any of the periods presented because of its historical operating losses. The Company has provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal purposes and 2001 for state purposes, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

                          METACREATIONS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


5.   LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and six month periods ended June 30, 2000 and 1999, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                           LOSS               SHARES           PER-SHARE
                                                        (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                      -------------------------------------------------------

     Three Months Ended June 30, 2000:
          Basic EPS...................................$      (10,709)          27,629      $        (0.39)
          Effect of dilutive securities...............            --               --
                                                      -------------------------------------
          Diluted EPS.................................$      (10,709)          27,629      $        (0.39)
                                                      =====================================

     Three Months Ended June 30, 1999
        (Restated):
          Basic EPS...................................$       (2,861)          24,448      $        (0.12)
          Effect of dilutive securities...............            --               --
                                                      -------------------------------------
          Diluted EPS.................................$       (2,861)          24,448      $        (0.12)
                                                      =====================================

     Six Months Ended June 30, 2000:
          Basic EPS...................................$      (15,331)          27,216      $        (0.56)
          Effect of dilutive securities...............            --               --
                                                      -------------------------------------
          Diluted EPS.................................$      (15,331)          27,216      $        (0.56)
                                                      =====================================

     Six Months Ended June 30, 1999
        (Restated):
          Basic EPS...................................$       (3,953)          24,387      $        (0.16)
          Effect of dilutive securities...............            --               --
                                                      -------------------------------------
          Diluted EPS.................................$       (3,953)          24,387      $        (0.16)
                                                      =====================================


Unexercised stock options that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented, are as follows (in thousands).

     Three Months Ended June 30,:
          2000........................................          2,286
          1999........................................          8,453

     Six Months Ended June 30,:
          2000........................................          2,286
          1999........................................          8,453

                          METACREATIONS CORPORATION
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)


6.   SUBSEQUENT EVENTS

Issuance of Series B Mandatorily Redeemable Convertible Preferred Stock of Metastream Corporation to Adobe Corporation

On July 18, 2000, Metastream Corporation issued 1,500,000 shares of Series B Convertible Preferred Stock to Adobe Corporation ("Adobe") for cash consideration totaling $10,000,000. Each share of Series B Convertible Preferred Stock may be exchanged, at Adobe's option, into the number of shares of MetaCreations' common stock as is equal to $6.67 divided by the exchange price in effect at the time of exchange (the "Exchange Price"). The Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that Adobe submits notice of its exercise of the option. In the event of a merger of Metastream Corporation into MetaCreations, each share of Series B Convertible Preferred Stock may be exchanged by MetaCreations, at MetaCreations' option, into the number of shares of MetaCreations common stock as is equal to the greater of (a) $6.67 divided by the exchange price in effect at the time of exchange (the "Merger Exchange Price") or (b) the number of shares that Adobe would have received if it continued to hold the preferred shares but exercised its rights to convert the preferred shares immediately prior to the merger. The Merger Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that the MetaCreations enters into arrangements for the combination of the two companies. In connection with the issuance of the shares of Series B Convertible Preferred Stock to Adobe, the Company expects to record a one-time non-cash sales and marketing charge during the three months ended September 30, 2000 related to the difference between the fair value of the MetaCreations common shares into which Adobe could have converted the Metastream preferred shares on the date of issuance and the $10,000,000 cash consideration paid by Adobe.

The Series B Convertible Preferred Stock issued to Adobe also contains a put whereby Adobe may require the Company to purchase the preferred shares at a price equal to the original purchase price paid by Adobe, plus interest. The Put Right expires on July 18, 2002.

Acquisition of Viewpoint Digital, Inc.

On July 24, 2000, the Company announced that it had signed a letter of intent to acquire Viewpoint Digital, Inc. ("Viewpoint Digital"), a wholly-owned subsidiary of Computer Associates that publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications. Computer Associates also will retain a license to use the Viewpoint technology. The financial terms of this transaction have not yet been finalized. The Company expects to complete the acquisition during the third quarter of 2000.

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

Metastream Corporation was initially formed as a joint initiative between MetaCreations and Computer Associates in June 1999. In June 2000, Metastream Corporation issued 1,500,000 shares of Series A Mandatorily Redeemable Convertible Preferred Stock to AOL for consideration totaling $10,000,000. In July 2000, Metastream Corporation issued 1,500,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock to Adobe for consideration totaling $10,000,000. In July 2000, MetaStream Corporation also announced plans to acquire Viewpoint Digital, Inc., a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications. Metastream Corporation expects to complete this acquisition during the third quarter of 2000.

Metastream Corporation is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Metastream technologies for e-commerce and the Web environment. Metastream Corporation's primary initiatives include:

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

In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage online companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of June 30, 2000, had an accumulated deficit of approximately $105.2 million.

MetaCreations believes that its success will depend largely on its ability to extend its technology and market leadership in e-commerce visualization. Accordingly, MetaCreations intends to invest heavily in research and development and sales and marketing. Net revenues from continuing operations primarily have been from one-time technology licenses from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company has decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched to developers at the end of March 2000 and is expected to be released to the public during the third quarter of 2000. There can be no assurance that this new recurring broadcast licensing model will result in net revenues comparable to those realized in prior years. See "Factors That May Affect Future Operating Results."

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

                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Net revenues                          $       155             933%        $       15

Net revenues of $155,000 for the three months ended June 30, 2000 were related to services performed during the quarter, with 81% of the revenues being attributed to Computer Associates. Historically, net revenues primarily consisted of one-time licenses for Metastream and related technologies from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched to developers at the end of March 2000 and is expected to be released to the public during the third quarter of 2000. No revenue was recorded during the three months ended June 30, 2000 related to the licensing of Metastream 3.0.

                                                       SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Net revenues                          $       317             (86)%       $    2,278

Net revenues of $317,000 for the six months ended June 30, 2000 were related to services performed during the quarter, with 79% of the revenues being attributed to Computer Associates. Revenues from one-time licenses from Intel Corporation and Computer Associates accounted for 44% and 42% of total revenues, respectively, for the six months ended June 30, 1999. No revenue was recorded during the six months ended June 30, 2000 related to the licensing of Metastream 3.0.

There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising and facilities costs related to sales, marketing, business development, Web services and public relations personnel who promote the Company's products, technologies and services.

                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Sales and marketing                   $     8,764           2,376%       $       354
       As % of net revenues                     5,654%                             2,360%

The 2,376% increase in sales and marketing expenses is primarily due to a one-time non-cash sales and marketing charge of $5.7 million recorded during the three months ended June 30, 2000 related to the difference between the fair value of the MetaCreations common shares into which AOL could have converted the Metastream preferred shares on the date of issuance and the $10.0 million cash consideration paid by AOL. In addition, sales and marketing expenses increased due to increased salaries, travel expenses and recruiting fees related to increased headcount; consulting fees related to the development of a new corporate Web site; and public relations agency fees.


                                                       SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Sales and marketing                   $   10,114            1,234%        $     758
       As % of net revenues                    3,191%                                33%

Sales and marketing expenses have increased compared to the prior year due to a one-time non-cash sales and marketing charge of $5.7 million recorded during the six months ended June 30, 2000 related to the difference between the fair value of the MetaCreations common shares into which AOL could have converted the Metastream preferred shares on the date of issuance and the $10.0 million cash consideration paid by AOL. In addition, sales and marketing expenses increased due to increased salaries, travel expenses, and recruiting fees related to increased headcount; consulting fees related to the development of a new corporate Web site; public relations agency fees; and other direct expenses related to the launch of Metastream 3.0 at the end of the first quarter of 2000.

The Company is continuing to expand its sales and marketing presence and, accordingly, expects sales and marketing expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues. In addition, the Company expects to record an additional one-time non-cash sales and marketing charge during the three months ended September 30, 2000 in connection with the issuance of 1,500,000 shares of Series B Convertible Preferred Stock of Metastream Corporation issued to Adobe Corporation in July 2000.

Research and Development

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

                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Research and development              $    1,078              61%         $     670
       As % of net revenues                      695%                             4,467%

The 61% increase in research and development expenses is primarily due to increased salaries, travel and facilities expenses related to increased internal development personnel, in addition to consulting fees in connection with the development of Metastream 3.0.

                                                       SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Research and development              $    2,027               65%        $   1,229
       As % of net revenues                      639%                                54%

Research and development expenses have increased compared to the prior year due to increased salaries and travel expenses resulting from increased headcount as well as increased consulting fees.

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

                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     General and administrative            $       983              (9)%       $    1,084
       As % of net revenues                       634%                             7,227%

The 9% decrease in general and administrative expenses was primarily attributed to reduced compensation and related costs associated with fewer administrative personnel.


                                                       SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     General and administrative            $     2,083               --%       $    2,086
       As % of net revenues                       657%                                92%

General and administrative expenses have remained consistent compared to the prior year with compensation and related costs decreasing period over period due to fewer administrative personnel, and legal fees increasing period over period as a result of additional patent filings with respect to the Company's technologies.

The Company expects general and administrative expenses will continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

Stock-based Compensation

                                                       THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                 2000           % CHANGE        (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Stock-based compensation              $     3,147             100%        $       --
       As % of net revenues                     2,030%                                --%

In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded deferred compensation of approximately $7.3 million during the three months ended June 30, 2000. This deferred compensation represented the difference between the deemed fair value of Metastream Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Stock-based compensation expense of $3.1 million was recognized during the three months ended June 30, 2000.

In connection with the issuance of 200,000 shares of restricted common stock of MetaCreations Corporation to an officer of the Company, the Company recorded deferred compensation of approximately $1.6 million during the three months ended June 30, 2000. This deferred compensation, which is being amortized over four years, represented the fair value of the common stock at the date of issuance. Stock-based compensation expense of $85,000 was recognized during the three months ended June 30, 2000.

                                                        SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------
                                                                                   1999
                                                2000           % CHANGE         (RESTATED)
                                           -------------  -------------------  ------------
                                                         (DOLLARS IN THOUSANDS)

     Stock-based compensation              $     7,003             100%        $        --
       As % of net revenues                     2,209%                                 --%

In connection with the grant of stock options of Metastream Corporation to certain employees and non-employee directors, Metastream Corporation recorded deferred compensation of approximately $21.8 million during the six months ended June 30, 2000. Stock-based compensation expense of $6.9 million was recognized during the six months ended June 30, 2000.

In connection with the issuance of 200,000 shares of restricted common stock of MetaCreations Corporation to an officer of the Company, the Company recorded deferred compensation of approximately $1.6 million during the three months ended June 30, 2000. This deferred compensation, which is being amortized over four years, represented the fair value of the common stock at the date of issuance. Stock-based compensation expense of $85,000 was recognized during the six months ended June 30, 2000.

Other Income

Other income consists of interest and investment income on cash and marketable securities. As a result, other income fluctuates commensurate with changes in the Company's cash and marketable securities balances and market interest rates. The Company expects that its cash and marketable securities balances, as well as other income, will continue to fluctuate in the future due to the timing of the receipt of proceeds from the divestiture of the prepackaged graphics software products and from the exercise of stock options, in addition to cash provided by or used in the operations of the Company.

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

Minority Interest in Loss of Subsidiary

For financial reporting purposes, the assets, liabilities and earnings of Metastream Corporation are included in the Company's consolidated financial statements. Computer Associates interest in Metastream Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

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

The loss on disposal of discontinued operations, which totaled approximately $21.3 million for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1.3 million during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11.3 million, consisting of cash and promissory notes, plus future royalties. The $11.3 million is payable within one year. At June 30, 2000, $8.5 million is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through June 30, 2000 (in thousands):


                                         LOSS ON
                                       DISPOSAL OF                 PROVISION AT
                                       DISCONTINUED                DECEMBER 31,   CHARGED TO                 PROVISION AT
                                        OPERATIONS    DEDUCTIONS       1999         EXPENSE    DEDUCTIONS   JUNE 30, 2000
                                      ------------------------------------------------------------------------------------

     Write-down of operating
       assets......................   $    18,445     $  18,103    $      342     $  1,266     $    762     $      846
     Severance and benefits........         8,415           504         7,911           26        7,937             --
     Estimated loss of
       discontinued operations
       through divesture date......         5,400            --         5,400       (2,072)       3,328             --
     Estimated net proceeds from
       divestiture.................       (11,000)           --       (11,000)        (485)     (10,850)          (635)
                                      ------------------------------------------------------------------------------------
                                      $    21,260     $  18,607    $    2,653     $ (1,265)    $  1,177      $     211
                                      ====================================================================================

Operating results from discontinued operations were as follows (in thousands):

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                -----------------------------------------------------------
                                                    2000          1999           2000          1999
                                                ----------------------------------------------------------

       Net revenues...........................  $        699  $      9,365  $      5,275   $     19,170
       Cost of revenues.......................            77         1,746         1,066          3,393
                                                ----------------------------------------------------------
       Gross profit...........................           622         7,619         4,209         15,777

       Operating expenses:
       Sales and marketing....................           245         6,587         3,045         12,632
       Research and development...............           849         3,492         3,743          6,821
       General and administrative.............           413           756           749          1,487
                                                ----------------------------------------------------------
           Total operating expenses...........         1,507        10,835         7,537         20,940
                                                ----------------------------------------------------------

       Loss before gain on sale of assets.....          (885)       (3,216)       (3,328)        (5,163)
       Gain on sale of assets.................            --         1,920            --          1,920
                                                ----------------------------------------------------------

       Loss before provision for income taxes.          (885)       (1,296)       (3,328)        (3,243)
       Provision for income taxes.............            --            --            --             --
                                                ----------------------------------------------------------

       Loss from discontinued operations......  $       (885) $     (1,296) $     (3,328)  $     (3,243)
                                                ==========================================================


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

We Have A History of Losses And Expect To Incur Losses In The Future

We have had significant quarterly and annual operating losses since our inception, and as of June 30, 2000, we had an accumulated deficit of approximately $105.2 million. With the divestiture of our prepackaged graphics software business substantially complete, we have focused exclusively on our industry-leading, patented marketing visualization solution, Metastream. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

Additionally, in connection with our decision to focus exclusively on e-commerce visualization, we decided to no longer focus on one-time technology licenses, in favor of implementing a recurring broadcast licensing model. This licensing model is based on Metastream 3.0, which was launched to developers at the end of March 2000 and is expected to be released to the public during the third quarter of 2000. There can be no assurance that this new recurring broadcast licensing model will result in net revenues comparable to those realized in prior years. If we are unable to implement this broadcast licensing model on a timely basis, if at all, our results of operations would be adversely affected.

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

Our Markets Are Highly Competitive

The e-commerce market is new, rapidly evolving and intensely competitive. As a result, online merchants are looking for ways to differentiate themselves from their competition. Accordingly, various companies are developing new technologies, which may give the online merchants this competitive advantage. Our current competitors include:

     -    Cycore AB (Cult3D);
     -    Flatland Online, Inc. (3DML);
     -    IBM Corporation (Hotmedia);
     -    Macromedia, Inc.
     - Oz.Com (Fluid3D - in conjunction with RealNetworks, Inc.'s G2 media player);
     - RichFX, Inc. (RichFX Player - in conjunction with RealNetworks, Inc.'s G2 media player).
     - Shells Interactive Ltd. (3D Dreams - in conjunction with Macromedia, Inc.'s Shockwave);
     -    Virtue 3D, Inc. (Virtuoso); and

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

The Loss Of Any Of Our Key Personnel Would Harm Our Business

We depend on the continued employment of our senior executive officers and other key management personnel. During the three months ended June 30, 2000, we entered into long-term employment agreements with our President and Chief Executive Officer, Robert Rice, as well as our Senior Vice President and Chief Financial Officer, James Abate. We do not have "key person" life insurance policies. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

In December 1999, our previous President and Chief Executive Officer, Gary Lauer, resigned. Mark Zimmer, previously President of MetaCreations' business graphics division, was appointed President and Chief Executive Officer from December 1999 through April 2000. In April 2000, Robert Rice, previously President and Chief Executive Officer of Metastream Corporation, was appointed President and Chief Executive Officer of MetaCreations Corporation and James Abate was appointed Senior Vice President and Chief Financial Officer of both MetaCreations Corporation and Metastream Corporation. In addition, in connection with our recent restructuring, several senior-level management personnel left our Company. As a result of the shifting of our operations to our Metastream Corporation subsidiary, Metastream Corporation has recently hired a Chief Marketing Officer, a Vice President, Marketing and a Vice President, Client Services. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments totaled $38.6 million at June 30, 2000, up from $37.3 million at December 31, 1999.

Net cash used in operating activities of the Company totaled $17.5 million for the six months ended June 30, 2000, compared to $3.5 million for the six months ended June 30, 1999. Net cash used in operating activities for the six months ended June 30, 2000 primarily related to $16.6 million net loss from continuing operations, $13.0 million net cash used for discontinued operations (principally severance and related expenses) and $3.3 million minority interest in loss of subsidiary, net of $7.0 non-cash stock-based compensation charge and $5.7 million non-cash sales and marketing charge related to the issuance of Metastream preferred stock to AOL. Net cash used in operating activities for the six months ended June 30, 1999 primarily related to $4.3 million net cash used for discontinued operations.

Net cash provided by investing activities totaled $13.6 million for the six months ended June 30, 2000, compared to net cash used in investing activities of $7.7 million for the six months ended June 30, 1999. Net cash provided by investing activities for the six months ended June 30, 2000 primarily resulted from $14.8 million of net proceeds from sales and maturities of short-term investments and 1.0 million of proceeds from the repayment of a note receivable from an officer of the Company, net of $2.0 used for purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 1999 primarily resulted from $4.9 million of net purchases of short-term investments and $2.9 million of net cash used for discontinued operations.

Net cash provided by financing activities totaled $19.9 million and $224,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 2000 resulted from $10.5 million of proceeds received from the exercise of stock options by the Company's employees, $9.8 million of net proceeds from the issuance of Series A Convertible Preferred Stock in Metastream to AOL and $1.0 million collected from

Computer Associates in connection with a subscription receivable related to Metastream common stock, net of a $1.5 million note receivable issued to an officer of the Company. Net cash provided by investing activities for the six months ended June 30, 1999 primarily resulted from $324,000 of proceeds received from the exercise of stock options by the Company's employees.

The Company expects that its working capital requirements will continue to increase to the extent the Company continues to grow. The Company believes that its current cash and investment balances and cash provided by future operations, if any, are sufficient to meet its working capital needs and anticipated capital expenditure requirements through at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No, 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities.

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

In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

     - The definition of employee for purposes of applying APB No. 25, which deals with stock compensation issues;
     - The criteria for determining whether a plan qualifies as a noncompensatory plan;
     - The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
     - The accounting for an exchange of stock compensation awards in a business combination.

The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events prior to such date. The adoption of FIN No. 44 is not expected to have a material impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and short-term investments. The Company does not have any derivative financial instruments as of June 30, 2000. Credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income investments that are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

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

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

        Exhibit
        Number                                        Exhibit Title
        ------                                        -------------

        10.1        Amended Employment Agreement between the Registrant and Robert Rice dated June 29, 2000
        10.2        Letter Agreement between the Registrant and James A. Abate, dated April 14, 2000
        10.3        Amended and Restated Series A Preferred Stock Purchase Agreement and Related
                    Exchange Agreement between Registrant and America Online, Inc. dated June 12, 2000.
        27.1        Financial Data Schedule


(b)  Reports on Form 8-K

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

                                                METACREATIONS CORPORATION
                                                (Registrant)



  Date:  August 21, 2000                        /s/ JAMES A. ABATE
                                                ------------------------
                                                James A. Abate
                                                Sr. Vice President and
                                                  Chief Financial Officer