Form 10-Q
period 2000-09-30
METACREATIONS CORP
filed 2000-11-14
CIK 919794

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2000 or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from __________ to _________

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

                                 (212) 201-0800
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 2000, there were outstanding 28,837,418 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                            METACREATIONS CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                                          PAGE
                                                                                          ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................      3

             Consolidated Balance Sheets - September 30, 2000 and
                 December 31, 1999 (unaudited and restated)
             Consolidated Statements of Operations - Three and Nine
                 month periods ended September 30, 2000 and 1999
                 (unaudited and restated)
             Consolidated Statements of Cash Flows - Nine month
                 periods ended September 30, 2000 and 1999 (unaudited and restated)
             Notes to Consolidated Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations........................................................     13

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................................     24

SIGNATURES   .........................................................................     25

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            METACREATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000             1999
                                                                                -----------------------------
                                                                                  (UNAUDITED)     (RESTATED)
ASSETS
Current assets:
   Cash and cash equivalents ..............................................       $  15,790        $   4,480
   Short-term investments .................................................          16,085           32,836
   Accounts receivable, net ...............................................           2,658              123
   Notes receivable from related parties ..................................              --            1,000
   Prepaid expenses and other current assets...............................           3,074            1,139
   Current assets of discontinued operations ..............................           7,068            4,702
                                                                                  ---------        ---------
        Total current assets ..............................................          44,675           44,280

Property and equipment, net ...............................................           6,163              614
Goodwill and other intangibles ............................................          15,162               --
Other assets ..............................................................             182              308
Non-current assets of discontinued operations .............................              73            1,974
                                                                                  ---------        ---------
       Total assets .......................................................       $  66,255        $  47,176
                                                                                  =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................       $   2,036        $     224
   Accrued expenses .......................................................           2,171            1,985
   Current liabilities of discontinued operations .........................             291            9,178
   Provision for loss on disposal of discontinued operations ..............              --            2,653
                                                                                  ---------        ---------
       Total current liabilities ..........................................           4,498           14,040

Mandatorily redeemable preferred stock of subsidiary ......................          20,114               --
Minority interest .........................................................          13,556            6,633

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares authorized - no shares issued and outstanding at September 30, 2000 and
     December 31, 1999, respectively.......................................              --               --
   Common stock, $.001 par value; 75,000 shares authorized - 29,029 and 25,496 shares issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively ...............              29               25
   Paid-in capital ........................................................         163,731          119,940
   Notes receivable from related parties ..................................          (4,967)          (3,467)
   Deferred compensation ..................................................          (1,439)              --
   Accumulated other comprehensive loss ...................................              --             (137)
   Accumulated deficit ....................................................        (129,267)         (89,858)
                                                                                  ---------        ---------
       Total stockholders' equity .........................................          28,087           26,503
                                                                                  ---------        ---------
       Total liabilities and stockholders' equity .........................       $  66,255        $  47,176
                                                                                  =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------------   -----------------------------
                                                                      2000            1999            2000            1999
                                                                  ------------   ---------------   -----------   ---------------
                                                                   (UNAUDITED)   (UNAUDITED AND    (UNAUDITED)   (UNAUDITED AND
                                                                                    RESTATED)                       RESTATED)
Revenues ....................................................       $  1,139        $    646        $  1,456        $  2,924
Cost of revenues ............................................            442              --             442              --
                                                                    --------        --------        --------        --------
   Gross profit .............................................            697             646           1,014           2,924
                                                                    --------        --------        --------        --------
Operating expenses:
   Sales and marketing (excluding non-cash stock-based
     compensation and sales and marketing charges totaling
     $15,218 for three months ended September 30, 2000
     and $24,615 for nine months ended
     September 30, 2000) ....................................          3,548             782           7,913           1,540
   Research and development (excluding non-cash stock-
     based compensation totaling $1,876 for three months
     ended September 30, 2000 and $3,449 for nine months
     ended September 30, 2000) ..............................          1,154             646           3,105           1,875
   General and administrative (excluding non-cash stock-
     based compensation totaling $1,443 for three months
     ended September 30, 2000 and $3,225 for nine months
     ended September 30, 2000) ..............................            939             877           3,022           2,963
   Non-cash stock-based compensation and sales
     and marketing charges ..................................         18,537              --          31,289              --
   Amortization of goodwill and other intangibles ...........            521              38             597              38
   Acquired in-process research and development costs .......            963              --             963              --
                                                                    --------        --------        --------        --------
Total operating expenses ....................................         25,662           2,343          46,889           6,416
                                                                    --------        --------        --------        --------

Loss from operations ........................................        (24,965)         (1,697)        (45,875)         (3,492)
Other income ................................................            607             652           1,594           1,737
                                                                    --------        --------        --------        --------

Loss before provision for income taxes ......................        (24,358)         (1,045)        (44,281)         (1,755)
Provision for income taxes ..................................             --              --              --              --
                                                                    --------        --------        --------        --------

Loss before minority interest in (income) loss of
  subsidiary ................................................        (24,358)         (1,045)        (44,281)         (1,755)
Minority interest in (income) loss of subsidiary ............            873             (87)          4,200             (87)
                                                                    ---------       ---------       --------        ---------

Net loss from continuing operations .........................        (23,485)         (1,132)        (40,081)         (1,842)

Discontinued operations (Note 3):
   Loss from discontinued operations ........................             --          (2,543)             --          (5,786)
   Adjustment to income (loss) on disposal of
     discontinued operations ................................           (593)             --             672              --
                                                                    ---------       --------        --------        ---------
       Net income (loss) from discontinued operations .......           (593)         (2,543)            672          (5,786)
                                                                    ---------       ---------       --------        --------

Net loss ....................................................        (24,078)         (3,675)        (39,409)         (7,628)

Accretion of mandatorily redeemable preferred stock
      of subsidiary .........................................           (275)             --            (275)             --
                                                                    ---------       ---------       ---------       ---------

Net loss applicable to common stockholders ..................       $(24,353)       $ (3,675)       $(39,684)       $ (7,628)
                                                                    =========       =========       =========       =========

Basic and diluted net loss per common share:
   Net loss per common share from continuing
     operations .............................................       $  (0.84)       $  (0.05)       $  (1.47)       $  (0.07)
   Net income (loss) per common share from
     discontinued operations ................................          (0.02)          (0.10)           0.03           (0.24)
                                                                    ---------       ---------       ---------       ---------
       Net loss per common share ............................       $  (0.86)       $  (0.15)       $  (1.44)       $  (0.31)
                                                                    =========       =========       =========       =========

Weighted average number of shares outstanding -
   basic and diluted ........................................         28,170          24,663          27,536          24,480
                                                                    =========       =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                            METACREATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                  2000            1999
                                                                                --------        --------
                                                                               (UNAUDITED)    (UNAUDITED AND
                                                                                                 RESTATED)
Cash flows from operating activities:
   Net loss .............................................................       $(39,409)       $ (7,628)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net (income) loss of discontinued operations .....................           (672)          5,786
       Amortization of deferred compensation ............................         11,291              --
       Depreciation and amortization ....................................          2,130             476
       Minority interest in income (loss) of subsidiary .................         (4,200)             87
       Non-cash sales and marketing expense .............................         19,998              --
       Accrued interest income ..........................................             --            (130)
       Changes in operating assets and liabilities:
         Accounts receivable ............................................         (1,204)            699
         Prepaid expenses and other assets ..............................         (1,989)            317
         Accounts payable and accrued expenses ..........................          1,862             144
         Net cash used for discontinued operations ......................        (11,120)         (4,782)
                                                                                ---------       ---------
           Net cash used in operating activities ........................        (23,313)         (5,031)

Cash flows from investing activities:
   Purchases of short-term investments ..................................        (37,754)        (66,370)
   Proceeds from sales and maturities of short-term investments .........         54,505          63,852
   Acquisition of Viewpoint Digital,  net of cash acquired ..............        (10,207)             --
   Issuance of notes receivable from related parties ....................             --            (125)
   Repayment of notes receivable from related parties ...................          1,000             154
   Purchases of property and equipment ..................................         (4,405)            (79)
   Net cash used for discontinued operations ............................            (84)         (3,952)
                                                                                ---------       ---------
           Net cash provided by (used in) investing activities ..........          3,055          (6,520)

Cash flows from financing activities:
   Issuance of notes receivable from related parties ....................         (1,500)           (100)
   Repayment of notes receivable from related parties ...................             --             100
   Issuance of preferred stock in subsidiary, net of issuance costs of
     $161 ...............................................................         19,839              --
   Collection of subscription receivable related to common stock of
     subsidiary .........................................................          1,000           3,000
   Proceeds from exercise of stock options ..............................         12,221             535
                                                                                ---------       ---------
           Net cash provided by financing activities ....................         31,560           3,535

Effect of exchange rates changes on cash ................................              8              (7)
                                                                                ---------       ---------

Net increase (decrease) in cash and cash equivalents ....................         11,310          (8,023)
Cash and cash equivalents at beginning of period ........................          4,480          16,297
                                                                                ---------       ---------
Cash and cash equivalents at end of period ..............................       $ 15,790        $  8,274
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended September 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A.

Concentration of Risk

In connection with the sale of the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines (see Note 3), the Company has an outstanding note receivable from Corel Corporation ("Corel") in the amount of $6,000,000 at September 30, 2000. This note receivable, which is payable within one year, has been classified as a current asset of discontinued operations in the accompanying balance sheets. As of November 8, 2000, the Company has collected $6,000,000 of the original $10,000,000 promissory note, which is in accordance with the payment schedule.

Deferred Compensation

In connection with the issuance of 200,000 shares of restricted common stock of MetaCreations Corporation to an officer of the Company, the Company recorded deferred compensation of approximately $1,625,000 during the nine months ended September 30, 2000. This deferred compensation, which is being amortized over four years, represented the fair value of the common stock at the date of issuance. Stock-based compensation expense of $101,000 and $186,000, was recognized during the three and nine months ended September 30, 2000.

Minority Interest

For financial reporting purposes, the assets, liabilities and earnings of Viewpoint Corporation are included in the Company's consolidated financial statements. Computer Associates International Inc.'s ("Computer Associates") 20% interest in Viewpoint Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

In connection with the grant of stock options of Viewpoint Corporation to certain employees and non-employee directors, Viewpoint Corporation recorded deferred compensation of $5,911,000 and $27,729,000 for the three and nine month periods ended September 30, 2000. Minority interest in the Company's consolidated balance sheets is credited with its proportionate interest in stock-based compensation that is recognized. Stock-based compensation expense of $4,187,000 and $11,105,000 was recognized during the three and nine month periods ended September 30, 2000.

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

In March 2000, the Financial Accounting Standards Board issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

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

The interpretation was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on our financial statements.

In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs". This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalizied or expensed. The Company adopted this consensus on July 1, 2000. During the three months ended September 30, 2000, the Company capitalizied $671,000 of Web site development costs. Such capitalizied costs are included in "Property and equipment, net" and will be depreciated over a period of three years.

2. RESTATEMENT OF FINANCIAL STATEMENTS

On August 8, 2000, the Company announced that it would restate its consolidated financial statements for the three months ended March 31, 2000 and for the year ended December 31, 1999. As discussed in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999, the principal reason for the revisions to the December 31, 1999 financial statements was to reallocate the entire $7,000,000 monetary consideration committed by Computer Associates as part of license agreements, and recorded as license revenue in 1999, to minority interest and "change in interest gain" (pursuant to SAB No. 51, "Accounting for Sales of Stock of a Subsidiary") relating to Computer Associates simultaneous agreement to obtain a 20% equity interest in the Company's subsidiary, Viewpoint Corporation. The "change in interest gain" has been recorded as paid-in capital in the Company's consolidated balance sheets.

As part of the restatement of financial statements during the nine months ended September 30, 1999, the Company also reclassified $1,920,000 to gain on sale of assets within loss from discontinued operations. This gain was comprised of $2,000,000 previously recorded as license revenue relating to discontinued operations, net of $80,000 previously recorded as other income relating to continuing operations.

Additionally, based upon a revised estimate of the valuation of Viewpoint Corporation at various dates during the year ended December 31, 1999 and during the three months ended March 31, 2000, the Company adjusted its estimate of the fair value of Viewpoint Corporation at the time of stock option issuances to employees and non-employees resulting in an additional charge of $4,000,000 and $1,841,000 during the three months ended December 31, 1999 and March 31, 2000, respectively, for stock-based compensation associated with stock option grants at exercise prices which were below the fair value of Viewpoint Corporation stock on the date of grant.

The restated financial information and related disclosures have been included in the amended Form 10-K/A filing for the year ended December 31, 1999 and the amended Form 10-Q/A filing for the quarter ended March 31, 2000, which were filed with the Securities and Exchange Commission on August 21, 2000.

Accordingly, the unaudited financial statements for the three and nine months ended September 30, 1999 presented in this Form 10-Q have been restated as follows (in thousands):

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30, 1999            SEPTEMBER 30, 1999
                                                               -----------------------       -----------------------
                                                                  AS                            AS
                                                               REPORTED       RESTATED       REPORTED       RESTATED
                                                               --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Revenues ...............................................       $ 4,714        $   646        $ 9,992        $ 2,924
Income (loss) from operations ..........................         2,371         (1,697)         3,576         (3,492)
Income (loss) before provision for income taxes ........         3,023         (1,045)         5,233         (1,755)
Income (loss) before minority interest .................         3,023         (1,045)         5,233         (1,755)
Net income (loss) from continuing operations ...........         2,936         (1,132)         5,146         (1,842)
Net income (loss) ......................................           393         (3,675)          (560)        (7,628)
                                                               =======        ========       ========       ========

Basic and diluted net income (loss) per common share:
     Net income (loss) per common share from
       continuing operations ...........................       $  0.12        $ (0.05)       $  0.22        $ (0.07)
     Net loss per common share from discontinued
       operations ......................................         (0.10)         (0.10)         (0.24)         (0.24)
                                                               --------       --------       --------       --------
       Net income (loss) per common share ..............       $  0.02        $ (0.15)       $ (0.02)       $ (0.31)
                                                               ========       ========       ========       ========

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

The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $672,000 during the nine months ended September 30, 2000 as a result of better than expected net revenues during the year from the discontinued business which was partially offset by additional expenses that were not accrued for. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. At September 30, 2000, $6,000,000 was still outstanding and is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through September 30, 2000 (in thousands):

                                     LOSS ON
                                    DISPOSAL OF                    PROVISION AT
                                   DISCONTINUED                     DECEMBER 31,    CHARGED TO                      PROVISION AT
                                    OPERATIONS      DEDUCTIONS         1999          EXPENSE       DEDUCTIONS    SEPTEMBER 30, 2000
                                   ------------     ----------     -------------    ----------     ----------    ------------------
Write-down of operating
  assets .....................       $ 18,445        $ 18,103        $    342        $  1,859       $  2,201         $     --
Severance and benefits .......          8,415             504           7,911              26          7,937               --
Estimated loss of
  discontinued operations
  through divesture date .....          5,400              --           5,400          (2,072)         3,328               --
Estimated net proceeds from
  divestiture ................        (11,000)             --         (11,000)           (485)       (11,485)              --
                                     --------        --------        --------        --------       --------         --------
                                     $ 21,260        $ 18,607        $  2,653        $   (672)      $  1,981         $     --
                                     --------        --------        --------        --------       --------         --------

Operating results from discontinued operations were as follows (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                -----------------------        ------------------------
                                                  2000           1999            2000            1999
                                                --------       --------        --------        --------
                                                              (RESTATED)                      (RESTATED)
Net revenues ............................       $     --       $ 10,044        $  5,275        $ 29,214
Cost of revenues ........................             --          1,628           1,066           5,021
                                                --------       --------        --------        --------
Gross profit ............................             --          8,416           4,209          24,193

Operating expenses:
   Sales and marketing ..................             --          6,209           3,045          18,841
   Research and development .............             --          3,737           3,743          10,558
   General and administrative ...........             --          1,013             749           2,500
                                                --------       --------        --------        --------
     Total operating expenses ...........             --         10,959           7,537          31,899
                                                --------       --------        --------        --------

Loss before gain on sale of assets ......             --         (2,543)         (3,328)         (7,706)
Gain on sale of assets ..................             --             --              --           1,920
                                                --------       --------        --------        --------

Loss before provision for income taxes ..             --         (2,543)         (3,328)         (5,786)
Provision for income taxes ..............             --             --              --              --
                                                --------       --------        --------        --------

Loss from discontinued operations .......       $     --       $ (2,543)       $ (3,328)       $ (5,786)
                                                ========       ========        ========        ========

    The net assets of the discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                2000           1999
                                                             -------------  ------------
                                                                             (RESTATED)
Current assets of discontinued operations:
   Notes receivable ..................................         $6,100        $    --
   Accounts receivable, net ..........................            918          1,800
   Inventories, net ..................................             --             92
   Prepaid expenses ..................................             50          2,810
                                                               ------         ------
     Current assets of discontinued operations .......         $7,068         $4,702
                                                               ======         ======

Non-current assets of discontinued operations:
   Property and equipment, net ......................          $   --         $1,574
   Other assets ......................................             73            400
                                                               ------         ------
     Non-current assets of discontinued operations ...         $   73         $1,974
                                                               ======         ======

Current liabilities of discontinued operations:
   Accounts payable ..................................         $   97         $5,631
   Accrued expenses ..................................            133          2,824
   Royalties payable .................................             61            723
                                                               ------         ------
     Current liabilities of discontinued operations ..         $  291         $9,178
                                                               ======         ======

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

5. LOSS PER SHARE

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the three and nine month periods ended September 30, 2000 and 1999, in accordance with SFAS No. 128, "Earnings per Share" (in thousands, except per share amounts):

                                                 LOSS             SHARES          PER-SHARE
                                             (NUMERATOR)       (DENOMINATOR)        AMOUNT
                                             ----------------------------------------------
Three Months Ended September 30, 2000:
     Basic EPS ..........................      $(24,353)           28,170         $  (0.86)
     Effect of dilutive securities ......            --                --
                                               --------          --------
     Diluted EPS ........................      $(24,353)           28,170         $  (0.86)
                                               ========          ========

Three Months Ended September 30, 1999
   (Restated):
     Basic EPS ..........................      $ (3,675)           24,663         $  (0.15)
     Effect of dilutive securities ......            --                --
                                               --------          --------
     Diluted EPS ........................      $ (3,675)           24,663         $  (0.15)
                                               ========          ========

Nine Months Ended September 30, 2000:
     Basic EPS ..........................      $(39,684)           27,536         $  (1.44)
     Effect of dilutive securities ......            --                --
                                               --------          --------
     Diluted EPS ........................      $(39,684)           27,536         $  (1.44)
                                               ========          ========

Nine Months Ended September 30, 1999
   (Restated):
     Basic EPS ..........................      $ (7,628)           24,480         $  (0.31)
     Effect of dilutive securities ......            --                --
                                               --------          --------
     Diluted EPS ........................      $ (7,628)           24,480         $  (0.31)
                                               ========          ========

Unexercised stock options and unvested restricted common stock that were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented, are as follows (in thousands).

                        Three Months Ended September 30,:
                                2000......................     2,306
                                1999......................     8,089

                        Nine Months Ended September 30,:
                               2000.......................     2,306
                               1999.......................     8,089

6. ACQUISITION OF VIEWPOINT DIGITAL, INC.

On September 8, 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, Inc. ("Viewpoint Digital"), a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the worlds largest library of 3D digital content and provides creative 3D services for entertainment, advertising, visual stimulation, computer based training and corporate communications applications. The purchase price of $19,151,000, excluding contingent consideration of $30,000,000 in notes payable, consists of 715,000 shares valued at $8,938,000, cash consideration of $10,000,000 and $213,000 in direct acquisition costs. The contingent consideration consists of two promissory notes each in the amount of $15,000,000. Both notes are contingent upon the achievement of certain levels of future operating results and employee retention through 2002. The purchase price in excess of the value of tangible assets and liabilities assumed of $2,597,000, has been allocated as follows:
$3,253,000 to a covenant not to compete, $3,180,000 to work force, $1,558,000 to technology, $1,203,000 to customer list, $963,000 to in-process research and development, $643,000 to tradename and $5,754,000 to goodwill. Goodwill and other intangibles, excluding in-process research and development, will be amortized over their expected periods of benefit, which ranges from one and a half to four years. In-process research and development was written off during the month of September 2000. The acquisition was accounted for as a purchase business combination for accounting purposes.

The following unaudited pro forma consolidated amounts give affect to the Viewpoint Digital acquisition as if it had occurred at the beginning of the respective period by consolidating the results of operations of Viewpoint Digital for the nine months ended September 30, 2000 and 1999.

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the acquisition taken effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        ------------------------
                                                                                          2000            1999
                                                                                        --------        --------
                                                                               (In thousands, except per share amounts)

Revenues ...................................................................            $  6,270        $  8,985
Net loss from continuing operations applicable to common stockholders.......            $(48,131)       $ (9,007)
Basic and diluted net loss per common share from continuing operations ......           $  (1.71)       $  (0.36)

Weighted average common shares used in net loss per share calculation (1) ..              28,194          25,195

(1) The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended September 30, 2000 includes the 715,000 common shares issued in connection with the acquisition of Viewpoint Digital, as if the shares were issued on January 1, 2000. The weighted average common shares used to compute pro forma basic and diluted net loss per common share for the period ended September 30, 1999 includes the actual weighted average common shares outstanding for the historical period ended September 30, 1999, plus the 715,000 common shares issued in connection with the acquisition of Viewpoint Digital, as if the acquisition occurred on January 1, 1999.

7. MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

In June 2000, Viewpoint Corporation (formerly known as Metastream Corporation) issued 1,500,000 shares of Series A Convertible Preferred Stock to America Online, Inc. ("AOL") for cash consideration totaling $10,000,000. Each share of Series A Convertible Preferred Stock may be exchanged, at AOL's option, into the number of shares of MetaCreations' common stock as is equal to $6.67 divided by the exchange price in effect at the time of exchange (the "Exchange Price"). The Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that AOL submits notice of its exercise of the option. In the event of a merger of Viewpoint Corporation into MetaCreations, each share of Series A Convertible Preferred Stock may be exchanged by MetaCreations, at MetaCreations' option, into the number of shares of MetaCreations common stock as is equal to the greater of (a) $6.67 divided by the exchange price in effect at the time of exchange (the "Merger Exchange Price") or (b) the number of shares that AOL would have received if it continued to hold the preferred shares but exercised its rights to convert the preferred shares immediately prior to the merger. The Merger Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that MetaCreations enters into arrangements for the combination of the two companies. In connection with the issuance of the shares of Series A Convertible Preferred Stock to AOL and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $5,740,000 related to the difference between the fair value of the MetaCreations common shares into which AOL could have converted the Viewpoint Corporation preferred shares on the date of issuance and the $10,000,000 cash consideration paid by AOL.

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

In July 2000, Viewpoint Corporation issued 1,500,000 shares of Series B Convertible Preferred Stock to Adobe Systems Incorporated ("Adobe") for cash consideration totaling $10,000,000. Each share of Series B Convertible Preferred Stock may be exchanged, at Adobe's option, into the number of shares of MetaCreations' common stock as is equal to $6.67 divided by the exchange price in effect at the time of exchange (the "Exchange Price"). The Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that Adobe submits notice of its exercise of the option. In the event of a merger of Viewpoint Corporation into MetaCreations, each share of Series B Convertible Preferred Stock may be exchanged by MetaCreations, at MetaCreations' option, into the number of shares of MetaCreations common stock as is equal to the greater of (a) $6.67 divided by the exchange price in effect at the time of exchange (the "Merger Exchange Price") or (b) the number of shares that Adobe would have received if it continued to hold the preferred shares but exercised its rights to convert the preferred shares immediately prior to the merger. The Merger Exchange Price is calculated as 87% of the lesser of (a) $6.67 or (b) the average closing price of MetaCreations common stock over the 15 day period prior to the date that MetaCreations enters into arrangements for the combination of the two companies. In connection with the issuance of the shares of Series B Convertible Preferred Stock to Adobe and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $14,258,000 related to the difference between the fair value of the MetaCreations common shares into which Adobe could have converted the Viewpoint Corporation preferred shares on the date of issuance and the $10,000,000 cash consideration paid by Adobe.

The Series B Convertible Preferred Stock held by Adobe also contains a put right (the "Put Right") whereby Adobe may require the Company to purchase the preferred shares at a price equal to the original purchase price paid by Adobe, plus interest. The Put Right expires on July 18, 2002. The Series B Convertible Preferred Stock has been classified as mandatorily redeemable preferred stock of subsidiary in the Company's consolidated balance sheets.

Accretion for these mandatorily redeemable securities totaled $275,000 for the three and nine month periods ended September 30, 2000.






Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998, and for the three years in the period ended December 31, 1999, as filed on Form 10-K/A.

OVERVIEW

MetaCreations provides marketing visualization solutions for the World Wide Web. MetaCreations' strategy is centered on the Company's Viewpoint Experience Technology and creative services designed to make the interactive use of photo-realistic 3D on the Web practical and pervasive.

Viewpoint Corporation (formerly known as Metastream Corporation) was initially formed as a joint initiative between MetaCreations and Computer Associates in June 1999. In June 2000, Viewpoint Corporation issued 1,500,000 shares of Series A Mandatorily Redeemable Convertible Preferred Stock to AOL for consideration totaling $10,000,000. In July 2000, Viewpoint Corporation issued 1,500,000 shares of Series B Mandatorily Redeemable Convertible Preferred Stock to Adobe for consideration totaling $10,000,000. In

September 2000, Viewpoint Corporation acquired Viewpoint Digital, Inc., a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications. Also in September 2000, Viewpoint Corporation changed its name from Metastream Corporation to Viewpoint Corporation.

Viewpoint Corporation is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Viewpoint Experience Technology for e-commerce and the Web environment. Viewpoint Corporation's primary initiatives include:

-   Licensing technology for specific marketing visualization solutions;

- Providing a full range of fee-based professional services for implementing marketing visualization solutions;

- Forging technological alliances with leading interactive agencies and web content providers; and

-   Maximizing market penetration and name recognition.

In December 1999, the Board of Directors of MetaCreations approved a plan to focus exclusively on the Company's Viewpoint technologies, and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, the continuing operations of MetaCreations are focused exclusively on Viewpoint Corporation.

In light of this change in strategic focus, MetaCreations has a limited operating history upon which an evaluation of the Company and its prospects can be based. MetaCreations' prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that MetaCreations will achieve or sustain profitability. MetaCreations has had significant quarterly and annual operating losses since its inception, and as of September 30, 2000, had an accumulated deficit of approximately $129,267,000.

MetaCreations believes that its success will depend largely on its ability to extend its technology and market leadership in e-commerce visualization. Accordingly, MetaCreations intends to invest heavily in research and development and sales and marketing. Revenues from continuing operations primarily have been from one-time technology licenses and fee based professional services. In connection with its decision to focus exclusively on e-commerce visualization, the Company has decided to no longer focus on one-time technology licenses, in favor of implementing a recurring broadcast licensing model.

OPERATING RESULTS

Revenues

The Company recognizes broadcast licence revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, postcontract customer support, etc.) is allocated to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company.

Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernable, on a straight-line basis over the period during which the services are performed.

                          THREE MONTHS ENDED SEPTEMBER 30,
                     ---------------------------------------
                                                    1999
                        2000       % CHANGE      (RESTATED)
                     ----------   ----------   -------------
                              (DOLLARS IN THOUSANDS)
     Revenues          $1,139           76%       $  646

Revenues of $1,139,000 for the three months ended September 30, 2000 were related to broadcast licenses, fee-based professional services, and 3D digital content sales. Fee-based professional services and 3D digital content sales of $854,000 were the result of the acquisition of Viewpoint Digital. Historically, revenues primarily consisted of one-time licenses for Viewpoint technologies from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model.

                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                                                                     1999
                                          2000               % CHANGE             (RESTATED)
                                      -------------       ---------------       ----------------
                                                      (DOLLARS IN THOUSANDS)
     Revenues                           $  1,456                (50)%               $2,924

Revenues of $1,456,000 for the nine months ended September 30, 2000 were related to broadcast licenses, fee-based professional services, and 3D digital content sales. Fee-based professional services and 3D digital content sales of $854,000 were the result of the acquisition of Viewpoint Digital. Historically, revenues primarily consisted of one-time licenses for Viewpoint technologies from a limited number of strategic partners. In connection with its decision to focus exclusively on e-commerce visualization, the Company decided to no longer focus on these one-time technology licenses, in favor of implementing a recurring broadcast licensing model.

There can be no assurance that this new recurring broadcast licensing model will result in the revenue growth rates realized in prior years.

Cost of Revenues

Cost of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services.

Sales and Marketing (excluding non-cash stock-based compensation and sales and marketing charges totaling $15,218 and $24,615 for the three and nine months ended September 30, 2000)

Sales and marketing expenses consist primarily of salaries, consulting fees, advertising and facilities costs related to sales, marketing, business development, Web services and public relations personnel who promote the Company's products, technologies and services.

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                                                                      1999
                                          2000                % CHANGE             (RESTATED)
                                      -------------       ---------------       ----------------
                                                       (DOLLARS IN THOUSANDS)
     Sales and marketing                $  3,548                  354%              $    782
       As % of revenues                      312%                                        121%

The 354% increase in sales and marketing expenses is due to increased salaries, travel expenses and recruiting fees related to increased headcount; consulting fees incurred during the preliminary planning of a new corporate Web site; and public relations agency fees.


                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------
                                                                                     1999
                                          2000               % CHANGE             (RESTATED)
                                      -------------       ---------------       ----------------
                                                      (DOLLARS IN THOUSANDS)
     Sales and marketing                $  7,913                 414%               $1,540
       As % of revenues                      543%                                       53%


The 414% increase in sales and marketing expenses is due to increased salaries, travel expenses, and recruiting fees related to increased headcount; consulting fees incurred during the preliminary planning of a new corporate Web site; public relations agency fees; and other direct expenses related to the launch of Viewpoint Experience Technology at the end of the first quarter 2000.

The Company is continuing to expand its sales and marketing presence and, accordingly, expects sales and marketing expenses to continue to increase in future periods, but such expenses may vary as a percentage of revenues.

Research and Development (excluding non-cash stock-based compensation totaling $1,876 and $3,449 for the three and nine months ended September 30, 2000).

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

                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------
                                                                                           1999
                                             2000                 % CHANGE              (RESTATED)
                                         -------------        ---------------       ----------------
                                                          (DOLLARS IN THOUSANDS)
     Research and development              $ 1,154                   79%                 $   646
       As % of revenues                        101%                                          100%

The 79% increase in research and development expenses is primarily due to increased salaries, travel and facilities expenses related to increased internal development personnel, in addition to consulting fees in connection with the development of Viewpoint Experience Technology.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------------------------------------
                                                                                        1999
                                             2000               % CHANGE             (RESTATED)
                                        -------------        ---------------      ----------------
                                                         (DOLLARS IN THOUSANDS)
     Research and development              $  3,105                66%                $  1,875
       As % of revenues                         213%                                        64%

The 66% increase in research and development expenses compared to the prior year is due to increased salaries, travel and facilities expenses related to increased internal development personnel, in-addition to consulting fees in connection with the development of Viewpoint Experience Technology.

The Company expects research and development expenses to continue to increase in future periods, but such expenses may vary as a percentage of revenues.

General and Administrative (excluding non-cash stock-based compensation totaling $1,443 and $3,225 for the three and nine months ended September 30, 2000)

General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal and accounting fees and insurance expense.

                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------
                                                                                         1999
                                            2000                % CHANGE              (RESTATED)
                                        -------------        ---------------       ----------------
                                                         (DOLLARS IN THOUSANDS)
     General and administrative            $  939                   7%                 $    877
       As % of revenues                        82%                                          136%

General and administrative expenses have remained relatively consistent compared to the prior year, however, the Company expects them to increase in future periods, but such expenses may vary as a percentage of net revenues.



                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------------
                                                                                       1999
                                             2000               % CHANGE            (RESTATED)
                                        -------------        ---------------     ----------------
                                                        (DOLLARS IN THOUSANDS)
     General and administrative            $  3,022                  2%              $  2,963
       As % of revenues                         208%                                      101%

General and administrative expenses have remained relatively consistent compared to the prior year, however, the Company expects them to increase in future periods, but such expenses may vary as a percentage of net revenues.

Non-cash Stock-based Compensation and Sales and Marketing Charges

In connection with the grant of stock options of Viewpoint Corporation to certain employees and non-employee directors, Viewpoint Corporation recorded deferred compensation of approximately $5,911,000 and $27,729,000 during the three and nine months ended September 30, 2000. This deferred compensation represented the difference between the deemed fair value of Viewpoint Corporation common stock for accounting purposes and the exercise price of these options at the date of grant. Stock-based compensation expense of $4,187,000 and $11,105,000 was recognized during the three and nine months ended September 30, 2000.

In connection with the issuance of 200,000 shares of restricted common stock of MetaCreations Corporation to an officer of the Company, the Company recorded deferred compensation of $1,625,000 million during the nine months ended September 30, 2000. This deferred compensation, which is being amortized over four years, represented the fair value of the common stock at the date of issuance. Stock-based compensation expense of $101,000 and $186,000 was recognized during the three and nine months ended September 30, 2000.

In connection with the issuance of mandatorily redeemable preferred stock to AOL and Adobe, Viewpoint Corporation recorded one-time non-cash sales and marketing charges of $14,249,000 and $19,998,000 during the three and nine months ended September 30, 2000. These one-time non-cash charges represent the difference between the fair value of the MetaCreations common shares into which AOL and Adobe could have converted the Viewpoint Corporation preferred shares on the date of issuance, and the $10,000,000 cash consideration received from both AOL and Adobe. Both charges were considered to be sales and marketing because at the time of the preferred stock issuances, both AOL and Adobe entered into licensing and distribution arrangements with Viewpoint Corporation.

Amortization of Goodwill and Other Intangibles

Amortization of goodwill and other intangibles consists primarily of the amortization of technology, customer list, workforce, tradename and a covenant not to compete, all of which were acquired as part of the Viewpoint Digital acquisition.

Acquired In-Process Research and Development Costs

Acquired in-process research and development costs represents the write-off of research and development costs acquired as part of the Viewpoint Digital acquisition.

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

Minority Interest in Loss of Subsidiary

For financial reporting purposes, the assets, liabilities and earnings of Viewpoint Corporation are included in the Company's consolidated financial statements. Computer Associates interest in Viewpoint Corporation has been recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

Discontinued Operations

In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented marketing visualization solution, Viewpoint Experience Technology, and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $672,000 during the nine months ended September 30, 2000 as a result of better than expected revenues during the year from the discontinued business which was partially offset by additional expenses that were not accrued for. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired the MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. At September 30, 2000, $6,000,000 was still outstanding and is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

The following table depicts the loss on disposal of discontinued operations activity through September 30, 2000 (in thousands):

                                      LOSS ON
                                     DISPOSAL OF                   PROVISION AT
                                    DISCONTINUED                   DECEMBER 31,    CHARGED TO                      PROVISION AT
                                     OPERATIONS     DEDUCTIONS        1999          EXPENSE        DEDUCTIONS   SEPTEMBER 30, 2000
                                    ------------    ----------     ------------    ----------      ----------   ------------------
Write-down of operating
  assets .....................       $ 18,445        $ 18,103       $    342        $  1,859        $  2,201         $    --
Severance and benefits .......          8,415             504          7,911              26           7,937              --
Estimated loss of
  discontinued operations
  through divesture date .....          5,400              --          5,400          (2,072)          3,328              --
Estimated net proceeds from
  divestiture ................        (11,000)             --        (11,000)           (485)        (11,485)             --
                                     --------        --------       --------        --------        --------        --------
                                     $ 21,260        $ 18,607       $  2,653        $   (672)       $  1,981        $     --
                                     ========        ========       ========        ========        ========        ========

Operating results from discontinued operations were as follows (in thousands):

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                 -----------------------        ------------------------
                                                   2000           1999            2000            1999
                                                 --------       --------        --------        --------
Revenues .................................       $     --       $ 10,044        $  5,275        $ 29,214
Cost of revenues .........................             --          1,628           1,066           5,021
                                                 --------       --------        --------        --------
Gross profit .............................             --          8,416           4,209          24,193

Operating expenses:
Sales and marketing ......................             --          6,209           3,045          18,841
Research and development .................             --          3,737           3,743          10,558
General and administrative ...............             --          1,013             749           2,500
                                                 --------       --------        --------        --------
    Total operating expenses .............             --         10,959           7,537          31,899
                                                 --------       --------        --------        --------

Loss before gain on sale of assets .......             --         (2,543)         (3,328)         (7,706)
Gain on sale of assets ...................             --             --              --           1,920
                                                 --------       --------        --------        --------

Loss before provision for income taxes ...             --         (2,543)         (3,328)         (5,786)
Provision for income taxes ...............             --             --              --              --
                                                 --------       --------        --------        --------

Loss from discontinued operations ........       $     --       $ (2,543)       $ (3,328)       $ (5,786)
                                                 ========       ========        ========        ========

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

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

We Have A Limited Operating History That Makes An Evaluation Of Our Business Difficult

We have been developing marketing visualization solutions for the Web since our acquisition of Real Time Geometry Corp. in December 1996. Additionally, the e-commerce market is relatively new and evolving rapidly. Accordingly, we have a relatively short operating history in this market upon which you can evaluate our business and prospects. You should consider our prospects in light of the risks and difficulties frequently encountered by early stage technology companies, including, but not limited to:

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

We Have A History of Losses And Expect To Incur Losses In The Future

We have had significant quarterly and annual operating losses since our inception, and as of September 30, 2000, we had an accumulated deficit of $129,267,000. With the divestiture of our prepackaged graphics software business substantially complete, we have focused exclusively on our industry-leading, patented marketing visualization solution, Viewpoint Experience Technology. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

Our Markets Are Highly Competitive

The e-commerce market is new, rapidly evolving and intensely competitive. As a result, online merchants are looking for ways to differentiate themselves from their competition. Accordingly, various companies are developing new technologies, which may give the online merchants this competitive advantage. Our current competitors include:

    -   Cycore AB (Cult3D);
    -   Flatland Online, Inc. (3DML);
    -   IBM Corporation (Hotmedia);
    -   Hyper Cosm;
    -   Macromedia, Inc. (Flash and Shockwave);
    -   NxView Technologies;
    - RichFX, Inc. (RichFX Player - in conjunction with RealNetworks, Inc.'s G2 media player);
    - Shells Interactive Ltd. (3D Dreams - in conjunction with Macromedia, Inc.'s Shockwave);
    -   Virtue 3D, Inc. (Virtuoso); and
    -   Wild Tangent

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

We Recently Acquired Viewpoint Digital, Inc. And May Need To Enter Into Other Business Combinations Or Strategic Alliances Which Could Be Difficult To Integrate And May Disrupt Our Business

On September 8, 2000, we acquired Viewpoint Digital, as described in footnote 6 to the financial statements. In addition, we may continue to expand our operations or market presence by entering into other business combinations, investments, joint ventures or strategic alliances with other companies. These transactions create risks such as:

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

If the Viewpoint Digital acquisition or such other business combinations and strategic alliances are not successful in addressing these risks, our business would be adversely affected.

The Loss Of Any Of Our Key Personnel Would Harm Our Business

We depend on the continued employment of our senior executive officers and other key management personnel. During the nine months ended September 30, 2000, we entered into long-term employment agreements with our President and Chief Executive Officer, Robert Rice, as well as our Executive Vice President and Chief Financial Officer, James Abate. We do not have "key person" life insurance policies. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

In December 1999, our previous President and Chief Executive Officer, Gary Lauer, resigned. Mark Zimmer, previously President of MetaCreations' business graphics division, was appointed President and Chief Executive Officer from December 1999 through April 2000. In April 2000, Robert Rice, previously President and Chief Executive Officer of Viewpoint Corporation, was appointed President and Chief Executive Officer of MetaCreations Corporation and James Abate was appointed Executive Vice President and Chief Financial Officer of both MetaCreations Corporation and Viewpoint Corporation. As a result of the shifting of our operations to our Viewpoint Corporation subsidiary, Viewpoint Corporation also hired an Executive Vice President of Technology, as well as an Executive Vice President of Marketing and Sales. If we do not succeed in attracting and retaining new officers, our business would be adversely affected.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments totaled $31,875,000 at September 30, 2000, down from $37,316,000 at December 31, 1999.

Net cash used in operating activities of the Company totaled $23,313,000 for the nine months ended September 30, 2000, compared to $5,031,000 for the nine months ended September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 primarily related to a $40,081,000 net loss from continuing operations, $11,120,000 net cash used for discontinued operations (principally severance and related expenses) and $4,200,000 minority interest in loss of subsidiary, net of $11,291,000 non-cash stock-based compensation charges and $19,998,000 non-cash sales and marketing charges related to the issuance of Viewpoint Corporation preferred stock to AOL and Adobe. Net cash used in operating activities for the nine months ended September 30, 1999 primarily related to $4,782,000 net cash used for discontinued operations.

Net cash provided by investing activities totaled $3,055,000 for the nine months ended September 30, 2000, compared to net cash used in investing activities of $6,520,000 for the nine months ended September 30, 1999. Net cash provided by investing activities for the nine months ended September 30, 2000 primarily resulted from $16,751,000 of net proceeds from sales and maturities of short-term investments and $1,000,000 of proceeds from the repayment of a note receivable from an officer of the Company, net of $10,207,000 for the purchase of Viewpoint Digital and $4,405,000 used for purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 primarily resulted from $2,518,000 of net purchases of short-term investments and $3,952,000 of net cash used for discontinued operations.

Net cash provided by financing activities totaled $31,560,000 and $3,535,000 for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 2000 resulted from $12,221,000 of proceeds received from the exercise of stock options by the Company's employees, $19,839,000 of net proceeds from the issuance of Series A and B Convertible Preferred Stock in Viewpoint Corporation to AOL and Adobe, respectively, and $1,000,000 collected from Computer Associates in connection with a subscription receivable related to Viewpoint Corporation common stock, net of a $1,500,000 note receivable issued to an officer of the Company. Net cash provided by investing activities for the nine months ended September 30, 1999 primarily resulted from $3,000,000 collected from Computer Associates in connection with a subscription receivable related to Viewpoint Corporation common stock.

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

In March 2000, the Financial Accounting Standards Board issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Opinion ("APB") No. 25. This interpretation clarifies:

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

The interpretation was effective July 1, 2000. The adoption of FIN No. 44 did not have a material impact on our financial statements.

In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs". This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalizied or expensed. The Company adopted this consensus on July 1, 2000. During the three months ended September 30, 2000, the Company capitalizied $671,000 of Web site development costs. Such capitalizied costs are included in "Property and equipment, net" and will be depreciated over a period of three years.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and short-term investments. The Company does not have any derivative financial instruments as of September 30, 2000. Credit risk is managed by limiting the amount of investments placed with any one issuer, investing in high-quality investment securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income investments that are subject to the risk of market interest rate fluctuations, and all of the Company's investments are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT
NUMBER                                         EXHIBIT TITLE
-------      ----------------------------------------------------------------
10.1         Letter Agreement between the Registrant and Anders Vinberg dated
             September 6, 2000.

10.2 Series B Preferred Stock Purchase Agreement and related Exchange Agreement between the Registrant and Adobe Systems Incorporated, dated July 18, 2000.

27.1         Financial Data Schedule.

(b)  Reports on Form 8-K

On September 25, 2000, the Registrant filed a report on Form 8-K to report the acquisition of all the outstanding capital stock of Viewpoint Digital, Inc.

On November 1, 2000, the Registrant filed a Form 8-K/A to amend the Form 8-K filed on September 25, 2000, by attaching copies of the promissory notes issued by the Registrant to Computer Associates in partial consideration for the capital stock of Viewpoint Digital, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         METACREATIONS CORPORATION
                                         (Registrant)
    Date:  November 14, 2000             /s/ JAMES A. ABATE
                                         ---------------------------
                                         James A. Abate
                                         Executive Vice President and
                                             Chief Financial Officer