Form 10-K
period 2000-12-31
VIEWPOINT CORP/NY/
filed 2001-03-30
CIK 919794

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 0-27168

                             VIEWPOINT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                    95-4102687
          (STATE OF INCORPORATION)                         (I.R.S. EMPLOYER
                                                        IDENTIFICATION NUMBER)

               498 SEVENTH AVENUE, SUITE 1810, NEW YORK, NY 10018
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 201-0800
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK,
                                $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     As of March 16, 2001, there were outstanding 38,187,658 shares of the registrant's Common Stock, $0.001 par value, which is the only outstanding class of common or voting stock of the registrant. As of that date, the aggregate market value of the shares of Common Stock held by non-affiliates, based upon the last sale price of the shares as reported on the NASDAQ National Market System on such date, was approximately $96,789,384.

                      DOCUMENTS INCORPORATED BY REFERENCE:
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIEWPOINT CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related              14
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................   15
Item      Management's Discussion and Analysis of Financial Condition    16
  7.....    and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting    49
            and Financial Disclosure..................................
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........   57
Item 11.  Executive Compensation......................................   59
Item 12.  Security Ownership of Certain Beneficial Owners and            62
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   63
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   66
            8-K.......................................................

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

ITEM 1.  BUSINESS

     Viewpoint Corporation, a Delaware corporation ("Viewpoint" or the "Company"), provides e-commerce visualization solutions for the World Wide Web (the "web" or the "internet"). Our technology, which we call Viewpoint Experience Technology, is designed to make the use of rich media on the web, particularly photo-realistic 3D, practical and widespread.

VIEWPOINT EXPERIENCE TECHNOLOGY

     Viewpoint Experience Technology allows websites to integrate numerous rich media types seamlessly on regular web pages. These media types, particularly interactive 3D, can add dimension, animation, realistic color, shadows and real-time reflections, movement and robust interactivity to formerly flat web images. It enables users to better access and interact with images, rotate them, change colors and patterns, all while experiencing extraordinary visual dimension and accuracy. Viewpoint Experience Technology serves up these enhanced product images so that every user, even those on narrowband connections, can access and interact with them easily.

     A key component of the Viewpoint Experience is the Viewpoint Media Player, which allows the seamless integration of all major media types, including Viewpoint Experience Technology, photographic panoramas, audio, object movies, vector text and more. With the Viewpoint Media Player, internet end-users now have easy access to a new, richer yet totally accessible media format.

     While Viewpoint Experience Technology offers significant advantages to all web users and website operators, we believe its most promising immediate commercial application is as a means to make web marketing, branding and commerce more effective.

VIEWPOINT PROFESSIONAL SERVICES

     Viewpoint provides fee-based professional services for implementing e-commerce visualization solutions. Our strategic, creative and consulting services bring together our team of experts in 3D technology, content creation and technology implementation to identify the ideal Viewpoint solution for each client's unique needs and to ensure the timely, successful implementation of that solution. Our professional services group uses Viewpoint Experience Technology, as well as a spectrum of other tools and technology to create enhanced multimedia 3D images for the web. Our professional services group provides the support our clients need to implement 3D product and brand visualization on their websites or in their advertising.

     In addition to providing web services, our professional services group also develops realistic digital effects and animation for the entertainment and game industries, for film producers, and for major brands, advertising agencies and commercial production houses. Our custom 3D models have had starring and supporting roles in numerous feature films, including Dungeons & Dragons, What Lies Beneath, The World is Not Enough,

ANTZ, Star Trek, Insurrection, Independence Day, Air Force One and Godzilla. Viewpoint's work can also be seen in:

     - game titles such as Danger Girls, Need for Speed, Interstate '82, Pandora's Box and Gauntlet: Dark Legends;

     - television programs such as Star Trek Voyager and Jonny Quest;

     - television advertisements for Toyota, Dodge, Taco Bell and Nike; and

     - Viewpoint Experience Technology-enabled websites for companies such as The Sharper Image, Remington, Sony, eluxury.com and Hewlett-Packard.

MARKET OPPORTUNITY

     The number of internet users has increased rapidly over the past several years. The Company believes that this growth will result in increasing expenditures for online advertising, branding, and e-commerce, and that such communications will increasingly utilize rich media formats. Forrester Research projects that digital marketing campaigns that integrate online advertising, promotions and e-mail strategies will reach $63 billion by 2005, a 42% compound annual growth rate over the $11 billion spent in 2000. Jupiter Communications projects that by 2005, almost 30 percent of online advertising will contain rich media content. Jupiter Communications also estimates that online retail spending will reach $118 billion by 2005, up from $24 billion in 2000. Similarly, Forrester Research estimates that the e-commerce services market will increase from $10.6 billion in 1999 to $64.8 billion in 2003.

     The Company believes it is well positioned to capitalize on this trend to rich media marketing. Viewpoint Experience Technology helps engage the customer's attention and effectively communicate brand attributes and product features and benefits. The Company believes that its Viewpoint Experience Technology meets the market's requirements for:

     - Effective merchandising to build brand awareness and drive sales.

     - Realistic product interaction.

     - Interoperability of all other media types required for compelling product displays (including, for example, 3D, vector graphics, sound and animation).

     - Excellent compression and streaming delivery at narrowband and broadband data rates.

     - Client-side data logging of the use of downloaded rich media.

VIEWPOINT'S BUSINESS MODEL

     The Company's business model differs from that of many other companies that have developed website design and content-creation software for sale or license to a target market of internet professionals -- that is, website developers, interactive agencies, solutions integrators, application service providers
(ASPs) and content developers, as well as professionals working in-house at e-merchants and other website owners. Instead of seeking our revenues primarily by selling tools to internet professionals -- a relatively small market -- the Company has sought to primarily target the much larger market of e-commerce merchants and other website owners.

     The Company's licensing strategy focuses on earning fees by providing content providers with the ability to broadcast web content in the Viewpoint format. Viewpoint's technology is designed so that content in the Viewpoint format that is broadcast or otherwise distributed without a valid "key" will be spoiled by a "watermarking" image. The Company offers these keys through a variety of broadcast license arrangements that are tailored to the specific needs of different clients. Many licenses are time-based and are tied to a specific website address, permitting a client to broadcast unlimited Viewpoint content for a limited period of time and from a single website address. The Company also offers other types of broadcast licenses to clients who wish to broadcast from multiple websites or for an unlimited period of time, to "narrowcast" only to a local area network or intranet, or to distribute content by means of CDs, DVDs and other portable storage media. The Company believes that this revenue model, if successful, should produce a recurring stream of revenues from existing clients and the opportunity to scale income substantially as new customers are acquired.

     A cornerstone of our strategy has been to pursue assignments to design websites for the world's best brand names in each of several important product categories. Success in this effort has the double benefit of driving those companies' competitors to our technology, and of gaining exposure for Viewpoint from these popular, much-marketed sites. The Company has been successful in securing significant licensing transactions with many high-profile companies such as Sony, Nike, Eddie Bauer, The Sharper Image, and others.

     Another key aspect of our approach is an "open tools" philosophy. The Company believes that the long-term success of its platform will be fueled by having the most popular content creation tools natively output in the Viewpoint format, rather than requiring design professionals to use Viewpoint's own proprietary toolset. This approach also eliminates much of the very large cost associated with development and support of proprietary commercial toolsets. Another advantage of this strategy is that software tools companies that do incorporate Viewpoint functionality, such as Adobe and Autodesk, have natural incentives to promote the Viewpoint platform. More than 30 companies are developing or have developed support for the Viewpoint format within their tools. In addition, we make available on our website, without charge, the core software necessary to develop Viewpoint content, as well as extensive tutorials and related materials.

     The Company further believes that its professional services group forms an integral part of its overall strategy. Professional services provide a significant revenue opportunity, through the sale of complete solutions comprising technology and content creation services to customers desiring a single vendor solution. At the same time, the group increases our ability to sell broadcast licenses, by enabling us to offer Viewpoint content to clients who are impressed by the advantages of Viewpoint Experience Technology but who do not wish to create Viewpoint content themselves. Also, the group's work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients, and enabling us to provide thorough, up-to-date training for other industry professionals.

     While we believe our strategy of focusing on broadcast licensing fees and professional services is the right one, it is a new business model for the Company. The majority of the Company's revenues from continuing operations have historically been from strategic partners. Specifically, revenues from the National Center for Missing and Exploited Children and Computer Associates accounted for 26% and 14% of total revenues, respectively, in 2000; revenues from Intel and Computer Associates accounted for 49% and 39% of total revenues, respectively, in 1999; and revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998. The Company's decision to de-emphasize these one-time technology licenses, in favor of implementing the current broadcast licensing model, was made at the end of March 2000, and there can be no assurance that our new strategy will prove to be successful.

STRATEGIC ALLIANCES

     Forging strategic alliances with a wide range of companies in our own and related industries is a principal engine of our expected future growth. These alliances have taken a number of forms. The Company has entered into several marketing, distribution and licensing agreements, with companies such as AOL, Adobe and Computer Associates, to obtain wider distribution of the Viewpoint Media Player and to leverage these companies' large sales forces. The Company will continue to pursue such transactions, especially where distribution and indirect sales leverage can be gained.

     The Company also aggressively pursues alliances with interactive agencies, internet professionals and traditional advertising agencies, who already have strong relationships with website owners. In this way, the Company believes it can accelerate access to key target markets. As part of a value added reseller
(VAR) relationship with these intermediaries, we generally provide them with software tools, including the Company's proprietary 3D capture technologies, as well as with training and support, and with financial incentives to evangelize for Viewpoint Experience Technology. Our VAR partners are entitled to a reseller commission for each broadcast license that they place. In effect, these VARs enable us to leverage our strategic partners' relationships as an indirect sales force while minimizing our own sales and marketing expenses.

     The following table lists some of the internet professionals and Independent Software Vendors (ISVs) with whom we have formed alliances to date:

     INTERACTIVE AGENCIES

Design Media FCBi
Fry Multimedia
Grey Interactive
Impossible, Inc.
Organic
Rare Medium
Razorfish
rp interactive
Symetri

     SOLUTIONS INTEGRATORS AND ASPS

          Computer Associates
          Cybelius
          IP Technologies
          Kusp Limited
          Reality Buy

     CONTENT DEVELOPERS

          e-Vox
          SIA Sistemas

     SOFTWARE VENDORS

Adobe Systems, Inc.
Autodesk, Inc.
C3D Imaging
Curious Labs
egi.sys AG
Internet Pictures Corporation
INUS Technology Inc.
Okino Computer Graphics
Raindrop Geomagic
Right Hemisphere
Softimage
SolidWorks
Testarossa
Think 3

COMPETITION

     The Company's current competitors include Cycore AB (Cult3D); IBM Corporation (Hotmedia); Macromedia, Inc.; Shells Interactive Ltd. (3D
Dreams -- in conjunction with Macromedia, Inc.'s Shockwave); Pulse Entertainment; Shout 3D; Virtue 3D, Inc. (Virtuoso); and Rich FX. Some of the Company's competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business would be harmed.

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

     The Company believes that Viewpoint Experience Technology offers significant advantages over many of our competitors' products:

     - GREATER VISUAL REALISM -- We believe that 3D images created in the Viewpoint format offer higher quality and a more true-to-life online experience than competitors' formats.

     - INTERACTIVITY -- Viewpoint Experience Technology lets a customer interact with our clients' brands and examine their products in ways not possible with our competitors' formats. Viewpoint lets consumers pick up/put down, zoom in/out, see how parts move, add/remove components, turn products on/off, change colors/fabrics/textures.

     - NARROWBAND FRIENDLY -- Viewpoint's proprietary compression technology, TrixelsNT, greatly cuts download time of 3D objects to almost what is expected from ordinary 2D images, so that even consumers with slow connections to the internet can see 3D images quickly and can manipulate them in real time.

     - SEAMLESS INTEGRATION -- Viewpoint integrates seamlessly with other rich media types like IPIX Panoramas, vector text, audio and more, enabling clients to create more compelling web experiences.

     - NO POP-UP WINDOWS -- Viewpoint's transparent "windowless rendering" allows 3D images to share space on the page with text, graphics, and even buttons and hyperlinks.

     - AUTOMATIC UPDATES -- Once users download the Viewpoint Media Player, they automatically receive all releases and upgrades. Because new releases and additional functionality are sent automatically, in the background, users' online experience is never interrupted.

PRODUCT DEVELOPMENT

     Continuous development of new products and enhancement of our existing products is critical to our success. The Company's principal current product development efforts are focused on the development of Viewpoint and other complementary technologies. From time to time, the Company may also acquire basic software technologies that it considers complementary to its Viewpoint solution.

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

     The Company's research and development expenses were approximately $6.3 million, $2.7 million, and $1.6 million, for 2000, 1999, and 1998, respectively. The Company anticipates the hiring of additional engineers in connection with its continued product development efforts, which will result in increased research and development expenses.

INTELLECTUAL PROPERTY

     The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, propriety technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, partners, customers and others to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company's products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as patents, trademarks, technology or copyrighted material, to third parties.

EMPLOYEES

     As of March 15, 2001, Viewpoint Corporation had 228 full time employees, including 62 in sales and marketing; 93 in creative services; 41 in research, development and quality assurance; and 32 in administration. The Company also employs independent contractors. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

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

     Shares of the Company's common stock are speculative in nature and involve a high degree of risk. The following risk factors should be considered carefully. The risks described below are not the only ones facing the Company. Many factors could cause our results to be different, including the following risk factors and other risks described in this document. If any of the following risks occur, our business would likely be adversely affected and the trading price of the Company's common stock could decline. This could result in a loss of all or part of your investment.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

     We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2000, we had an accumulated deficit of approximately $145,814,000. We have recently changed the focus of our business from prepackaged graphics software products to e-commerce visualization solutions. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

     We expect that our cash on hand, cash equivalents, marketable securities and short-term investments will meet our working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

     Also, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMERCE MEDIUM, DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES MAY DECLINE SIGNIFICANTLY

     The market for our products, technologies and services is new and evolving rapidly. Growth in this market depends on increased use of the Internet for e-commerce. If the rate of adoption of the Internet as a method for e-commerce slows, the market for our products, technologies and services may not grow, or may develop more slowly than expected.

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

IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND GENERATE INCREASED REVENUE WE NEED TO EXPAND OUR SALES AND MARKETING CAPABILITIES

     We must expand our sales and marketing operations to increase market awareness of our products and generate increased revenue. We cannot be certain that we will be successful in these efforts. In addition, market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which our Viewpoint technology products are based. We have recently expanded our sales force and plan to hire additional personnel. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New hires will require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future.

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

INCREASING GOVERNMENT REGULATION COULD INCREASE OUR COST OF DOING BUSINESS OR INCREASE OUR LEGAL EXPOSURE

     In 1999 Congress passed legislation that regulates certain aspects of the Internet, including on-line content, copyright infringement, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. In addition, federal, state, local and foreign governmental organizations have and may continue to enact legislation applicable to the Internet in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure.

     In addition, our business may be indirectly affected by our clients who may be subject to such legislation. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

WE RECENTLY ACQUIRED VIEWPOINT DIGITAL, INC. AND MAY NEED TO ENTER INTO OTHER BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS

     On September 8, 2000, we acquired Viewpoint Digital, Inc., as described in footnote 1 to the financial statements herein. In addition, we may continue to expand our operations or market presence by entering into other business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

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

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR BUSINESS

     We depend on the continued employment of our senior executive officers and other key management personnel. We do not have any long-term employment agreements (other than an employment agreement with Jeffrey Kaplan, CFO, for a term of 3 years) with any of our key personnel, and we do not have "key person" life insurance policies. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF STRATEGIC PARTNERS

     The majority of the Company's revenues have historically been from strategic partners. Specifically, revenues from the National Center for Missing and Exploited Children and Computer Associates accounted for 26% and 14% of total revenues, respectively, 2000; revenues from Intel and Computer Associates accounted for 49% and 39% of total revenues, respectively, in 1999; and revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998. The loss of any strategic partner could significantly reduce our revenues, which could have a material adverse effect on our financial condition, operating results and business.

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

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Our Certificate of Incorporation and By-laws are designed to make it difficult for a third party to acquire control of us, even if a change in control would be beneficial to stockholders. For example, our Certificate or Incorporation authorizes our Board of Directors to issue up to 5,000,000 shares of "blank check" preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire our company.

     In addition, we must receive a stockholders' proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at an annual or special meeting, any third-party takeover not supported by the Board of Directors would be subject to significant delays and difficulties.

OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC CONDITIONS

     Our revenues and results of operations will be subject to fluctuations based upon the general economic conditions in the United States and, to a lesser extent, abroad. If there is a general economic downturn or a recession in the United States, we expect that business enterprises, including our customers and potential customers, could substantially and immediately reduce their budgets or delay implementation of Internet-focused business solutions. A deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business.

ITEM 2.  PROPERTIES

     The Company leases approximately 16,000 square feet of space in a 24-story building in New York City, New York. This space houses substantially all of the Company's general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The lease agreement expires in February 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

     The Company also leases approximately 12,000 square feet of office space in Draper, Utah, pursuant to a sublease agreement which expires in April 2010. This space houses approximately 55 personnel principally engaged in sales and marketing, creative services, and management information systems services as well as the model catalog licensing operations.

     The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease which expires in December 2004. This space houses approximately 30 personnel principally engaged in sales and marketing, creative services, and management information systems services.

     The Company also leases approximately 4,700 square feet of office space in San Francisco, California pursuant to a lease which expires in December 2003. This space houses approximately 5 personnel principally engaged in creative services and research and development.

     The Company also leases small office spaces in London and Tokyo under short-term leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on November 28, 2000. At the meeting, stockholders voted on:

     - the election of directors,

     - the Company's proposal to issue 5,520,000 shares of Company common stock to Computer Associates International, Inc. in exchange for shares of common stock of Metastream owned by Computer Associates,

     - the Company's proposal to amend its Stock Option Plan to increase the number of shares available for issuance under the plan, and

     - ratifying the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the 2000 fiscal year.

     Twelve million, nine hundred sixty-one thousand, two hundred twenty-three (12,961,223) shares voted for the proposal to issue shares to Computer Associates in exchange for shares of Metastream, 129,265 shares voted against the exchange, 18,784 shares abstained from voting, and 11,364,293 shares were withheld as broker nonvotes.

     Twenty-one million, five hundred one thousand, fifty-two (21,501,052) shares voted for the proposal to amend the Company's Stock Option Plan, 2,943,724 shares voted against the amendment, and 28,789 shares abstained from voting.

     Twenty-four million, three hundred ninety-four thousand, nine hundred six (24,394,906) voted to ratify the appointment of PricewaterhouseCoopers, 66,096 voted against ratifying the appointment, and 12,563 shares abstained from voting.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     The Company's common stock, $0.001 par value, which began trading over the counter in December 1995, is quoted on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "VWPT." The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share as reported on the NASDAQ National Market System:

                                                               HIGH      LOW
                                                              ------    -----
2000
4th Quarter.................................................  $11.00    $4.63
3rd Quarter.................................................   14.06     8.00
2nd Quarter.................................................   18.50     6.00
1st Quarter.................................................   30.88     8.06
1999
4th Quarter.................................................  $ 8.94    $5.06
3rd Quarter.................................................    7.25     5.13
2nd Quarter.................................................    7.38     4.56
1st Quarter.................................................    8.88     5.75

HOLDERS

     As of March 16, 2001, there were approximately 335 holders of record and approximately 12,500 beneficial owners of the Company's common stock.

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

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  2000       1999       1998      1997      1996
                                                --------   --------   --------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues..................................  $  3,580   $  3,093   $  3,001   $ 1,262   $    --
  Cost of revenues............................     1,543         --         --        --        --
                                                --------   --------   --------   -------   -------
  Gross profit................................     2,037      3,093      3,001     1,262        --
                                                --------   --------   --------   -------   -------
Operating expenses:
  Sales and marketing (excluding non-cash
     stock-based compensation and non-cash
     sales and marketing charges totaling
     $25,120 in 2000 and $675 in 1999)........    15,877      2,567        981       624        --
  Research and development (excluding non-cash
     stock-based compensation totaling $4,193
     in 2000 and $2,540 in 1999)..............     6,283      2,741      1,584     2,357        --
  General and administrative (excluding
     non-cash stock-based compensation
     totaling $3,026 in 2000 and $2,866 in
     1999)....................................     5,289      4,065      4,409     3,471        --
  Compensation charge related to forgiveness
     of an officer loan.......................     2,322         --         --        --        --
  Non-cash stock-based compensation charges...    12,341      6,081         --        --        --
  Non-cash sales and marketing charges........    19,998         --         --        --        --
  Amortization of goodwill and other
     intangibles..............................     3,025         75         --        --        --
  Acquired in-process research and
     development..............................       963         --         --        --        --
                                                --------   --------   --------   -------   -------
     Total operating expenses.................    66,098    (15,529)     6,974     6,452        --
                                                --------   --------   --------   -------   -------
Loss from operations..........................   (64,061)   (12,436)    (3,973)   (5,190)       --
Other income..................................     2,180      2,286      2,618     3,157        --
                                                --------   --------   --------   -------   -------
Loss before provision (benefit) for income
  taxes.......................................   (61,881)   (10,150)    (1,355)   (2,033)       --
Provision (benefit) for income taxes..........        --      5,481       (353)     (210)       --
                                                --------   --------   --------   -------   -------
Loss before minority interest in loss of
  subsidiary..................................   (61,881)   (15,631)    (1,002)   (1,823)       --
Minority interest in loss of subsidiary.......     4,429      1,048         --        --        --
                                                --------   --------   --------   -------   -------
Net loss from continuing operations...........   (57,452)   (14,583)    (1,002)   (1,823)       --
Discontinued operations:
  Loss from discontinued operations...........        --    (14,811)   (18,829)   (6,355)   (7,650)
  Income (loss) on disposal of discontinued
     operations...............................     1,496    (21,260)        --        --        --
                                                --------   --------   --------   -------   -------
     Net income (loss) from discontinued
       operations.............................     1,496    (36,071)   (18,829)   (6,355)   (7,650)
                                                --------   --------   --------   -------   -------
Net loss......................................   (55,956)   (50,654)   (19,831)   (8,178)   (7,650)
Accretion of mandatorily redeemable preferred
  stock of subsidiary.........................      (438)        --         --        --        --
                                                --------   --------   --------   -------   -------
Net loss applicable to common shareholders....  $(56,394)  $(50,654)  $(19,831)  $(8,178)  $(7,650)
                                                ========   ========   ========   =======   =======
Basic and diluted net loss per share:
  Net loss per common share from continuing
     operations...............................  $  (2.01)  $  (0.59)  $  (0.04)  $ (0.08)  $    --
  Net income (loss) per common share from
     discontinued operations..................      0.05      (1.47)     (0.79)    (0.28)    (0.37)
                                                --------   --------   --------   -------   -------
     Net loss per common share................  $  (1.96)  $  (2.06)  $  (0.83)  $ (0.36)  $ (0.37)
                                                ========   ========   ========   =======   =======
Weighted average number of shares outstanding
  -- basic and diluted........................    28,718     24,581     23,779    22,965    20,590
                                                ========   ========   ========   =======   =======

                                                                    DECEMBER 31,
                                                  ------------------------------------------------
                                                    2000      1999      1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and marketable
  securities....................................  $ 29,033   $37,247   $46,335   $50,002   $66,293
Working capital.................................    34,313    33,638    55,439    77,677    79,254
Total assets....................................   102,399    50,574    79,116    97,257    97,935
Stockholders' equity............................    96,339    29,901    70,181    87,242    86,112

---------------
(1) In November 2000, the Company consummated a share exchange with Computer Associates International, Inc. and another shareholder of Metastream, pursuant to which the Company issued 1.15 shares of the Company's common stock in exchange for each outstanding share of common stock of Metastream. The share exchanges were accounted for as acquisitions of minority interest under the purchase method of accounting, and goodwill of $42,892,000 was recorded.

(2) In September 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, Inc. The purchase price of $19,169,000, excluding contingent consideration of $30,000,000 in notes payable, consisted of 715,000 shares of common stock valued at $8,938,000, cash consideration of $10,000,000 and $231,000 in direct acquisition costs. The contingent consideration consists of two promissory notes each in the amount of $15,000,000. Both notes are contingent upon the achievement of certain levels of future operating results and employee retention through April 30, 2002. The acquisition was accounted for under the purchase method of accounting, and goodwill and other intangibles of $17,039,000 were recorded, inclusive of acquired in-process research and development costs of $963,000.

(3) In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Company's 3D and rich media visualization and marketing technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as income (loss) from discontinued operations for the years ended December 31, 1996 through 2000.

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

OVERVIEW

     Viewpoint Corporation, a Delaware corporation ("Viewpoint" or the "Company") is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Viewpoint Experience Technology for e-commerce and the Web environment.

     Until December 1999, the Company was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics "painting" tools and photo imaging software products. With its acquisition of Real Time Geometry Corporation in December 1996, however, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet.

     In June 1999, the Company increased its commitment to the development of rich media internet technologies and formed Metastream.com Corporation ("Metastream") to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates International, Inc. ("Computer Associates") holding the remaining 20% equity interest.

     In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the internet technologies of its majority-owned subsidiary and to correspondingly divest the Company of all its prepackaged software business. By April 2000, the Company had sold substantially all of its prepackaged software product lines.

     In September 2000, the Company acquired Viewpoint Digital, Inc. ("Viewpoint Digital"), a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications.

     The Company's primary initiatives include:

     - Licensing technology for specific marketing visualization solutions;

     - Providing a full range of fee-based professional services for implementing marketing visualization solutions;

     - Forging technological alliances with leading interactive agencies and web content providers; and

     - Maximizing market penetration and name recognition.

     Viewpoint believes that its success will depend largely on its ability to extend its technology and market leadership in e-commerce visualization. Accordingly, Viewpoint intends to invest heavily in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee based professional services.

     In light of its recent change in strategic focus, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2000, had an accumulated deficit of $145,814,000.

OPERATING RESULTS

     The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
STATEMENT OF OPERATIONS DATA
Net revenues................................................     100.0%      100.0%      100.0%
Cost of revenues............................................      43.1          --          --
                                                              --------    --------    --------
  Gross profit..............................................      56.9       100.0       100.0
                                                              --------    --------    --------
Operating expenses:
  Sales and marketing (excluding non-cash stock-based
     compensation and non-cash sales and marketing
     charges)...............................................     443.5        83.0        32.7
  Research and development (excluding non-cash stock-based
     compensation)..........................................     175.5        88.6        52.8
  General and administrative (excluding non-cash stock-based
     compensation)..........................................     147.7       131.4       146.9
  Compensation charge related to forgiveness of an officer
     loan...................................................      64.9          --          --
  Non-cash stock-based compensation charges.................     344.7       196.6          --
  Non-cash sales and marketing charges......................     558.6          --          --
  Amortization of goodwill and other intangibles............      84.5         2.5          --
  Acquired in-process research and development..............      26.9          --          --
                                                              --------    --------    --------
Total operating expenses....................................   1,846.3       502.1       232.4
                                                              --------    --------    --------
Loss from operations........................................  (1,789.4)     (402.1)     (132.4)
Other income................................................      60.9        73.9        87.2
                                                              --------    --------    --------
Loss before provision (benefit) for income taxes............  (1,728.5)     (328.2)      (45.2)
Provision (benefit) for income taxes........................        --       177.2       (11.8)
                                                              --------    --------    --------
Loss before minority interest in loss of subsidiary.........  (1,728.5)     (505.4)      (33.4)
Minority interest in loss of subsidiary.....................     123.7        33.9          --
                                                              --------    --------    --------
Net loss from continuing operations.........................  (1,604.8)     (471.5)      (33.4)
Discontinued operations:
  Loss from discontinued operations.........................        --      (478.9)     (627.4)
  Income (loss) on disposal of discontinued operations......      41.8      (687.3)         --
                                                              --------    --------    --------
     Net income (loss) from discontinued operations.........      41.8    (1,166.2)     (627.4)
                                                              --------    --------    --------
Net loss....................................................  (1,563.0)   (1,637.7)     (660.8)
                                                              --------    --------    --------
Accretion of mandatorily redeemable preferred stock of
  subsidiary................................................     (12.2)         --          --
                                                              --------    --------    --------
Net loss applicable to common shareholders..................  (1,575.2)%  (1,637.7)%    (660.8)%
                                                              ========    ========    ========

NET REVENUES

                                              2000     % CHANGE     1999     % CHANGE     1998
                                             ------    --------    ------    --------    ------
                                                           (DOLLARS IN THOUSANDS)
Net revenues...............................  $3,580       16%      $3,093       3%       $3,001

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post contract customer support, etc.) is allocated to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company.

     Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company was in compliance with the provisions of SAB No. 101.

     Net revenues in 2000 were related to broadcast licenses, fee-based professional services and 3D digital content sales with the National Center for Missing and Exploited Children and Computer Associates accounting for 26% and 14% of total revenues, respectively. Fee based professional services and 3D digital content sales of $2,459,000 were the result of the acquisition of Viewpoint Digital. Historically, revenues primarily consisted of one-time licenses for Viewpoint and related technologies from a limited number of strategic partners. Specifically, revenues from Intel and Computer Associates accounted for 49% and 39% of total revenues, respectively, in 1999 and revenues from Intel, Kodak and Minolta accounted for 66%, 15% and 15% of total revenues, respectively, in 1998.

COST OF REVENUES

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Cost of Revenues..........................  $ 1,543      N/A       $   --      N/A       $   --
  As % of net revenues....................       43%                   --%                   --%

     Cost of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services. The Company did not provide fee-based professional services in 1999 and 1998.

SALES AND MARKETING (EXCLUDING NON-CASH STOCK-BASED COMPENSATION AND NON-CASH SALES AND MARKETING CHARGES TOTALING $25,120 IN 2000 AND $675 IN 1999)

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Sales and marketing.......................  $15,877      519%      $2,567      162%      $  981
  As % of net revenues....................      444%                   83%                   33%

     Sales and marketing expenses consist primarily of salaries and benefits, consulting fees, travel expenses, advertising costs and related facilities costs for sales, marketing, business development and public relations personnel. The 519% increase in sales and marketing in 2000, is primarily due to an increase in salaries and benefits, recruiting fees, travel expenses and facilities costs related to an increase in personnel and consulting fees, and an increase in advertising and public relation agency fees related to the launch of Viewpoint Experience Technology. The 162% increase in sales and marketing expenses in 1999 is primarily due to increased salaries, consulting fees, and related travel and facilities expenses in connection with the expansion of the Company's sales and public relations departments. The Company is continuing to expand its sales and marketing presence and, accordingly, expects sales and marketing expenses to continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

RESEARCH AND DEVELOPMENT (EXCLUDING NON-CASH STOCK-BASED COMPENSATION TOTALING $4,193 IN 2000 AND $2,540 IN 1999)

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Research and development..................  $ 6,283      129%      $2,741       73%      $1,584
  As % of net revenues....................      176%                   89%                   53%

     Research and development expenses consist primarily of salaries, consulting fees, and required equipment and facilities costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally-developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     The 129% increase in research and development expenses in 2000 is due to an increase in salaries, travel, and facilities expenses related to increased internal development personnel, in addition to consulting fees in connection with the further development of Viewpoint Experience Technology. In addition, 53% of the increase is due to a reserve against a loan from an executive whose chief responsibilities are research and development. The 73% increase in research and development expenses in 1999 is primarily due to increases in internal development personnel, consulting fees and related travel and facilities expenses in connection with the development of Metastream 3.0. The Company expects research and development expenses to continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE (EXCLUDING NON-CASH STOCK-BASED COMPENSATION TOTALING $3,026 IN 2000 AND $2,866 IN 1999)

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
General and administrative................  $ 5,289       30%      $4,065       (8)%     $4,409
  As % of net revenues....................      148%                  131%                  147%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes compensation costs related to finance and administration personnel along with other administrative costs such as legal, accounting and investor relation fees, and insurance expense. The 30% increase in general and administrative expenses in 2000 is primarily attributable to a reserve against an officer's loan and an increase in corporate expenses resulting from a full year of operations for Metastream. The 8% decrease in general and administrative expenses in 1999 was primarily attributed to one-time expenses in 1998 in connection with the recruiting and relocation of a former chief executive officer in February 1998, as well as consulting costs related to the preparation of the Company's 1998 strategic plan. This decrease in expenses in 1999 was partially offset by increased general and administrative expenses resulting from the formation of Metastream in June 1999.

COMPENSATION CHARGE RELATED TO FORGIVENESS OF AN OFFICER LOAN

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Compensation charge related to forgiveness
  of an officer loan......................  $ 2,322      N/A       $   --      N/A       $   --
  As % of net revenues....................       65%                   --%                   --%

     A loan to an officer which accrued interest semi-annually at 5.67%, was forgiven in accordance with the contractual terms of the officer's employment agreement, upon the merger of the Company and Metastream.

NON-CASH STOCK-BASED COMPENSATION CHARGES

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Non-cash stock-based compensation
  charges.................................  $12,341      103%      $6,081      N/A       $   --
  As % of net revenues....................      345%                  197%                   --%

     In connection with the grant of stock options of Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $24.2 million in 2000 and $16.8 million in 1999. This deferred compensation represented the difference between the fair value of Metastream's common stock and the exercise price of these options at the date of grant. Stock-based compensation expense of $12.3 million and $6.1 million was recognized during the years ended December 31, 2000 and December 31, 1999, respectively.

NON-CASH SALES AND MARKETING CHARGES

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Non-cash sales and marketing charges......  $19,998       N/A      $   --      N/A       $   --
  As % of net revenues....................      559%                   --%                   --%

     In connection with the issuance of mandatorily redeemable preferred stock in Metastream to AOL and Adobe, the Company recorded one-time non-cash sales and marketing charges of approximately $20.0 million during the year ended December 31, 2000. These charges represented the difference between the fair value of the Company's common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Amortization of goodwill and other
  intangibles.............................  $ 3,025     3,933%     $   75      N/A       $   --
  As % of net revenues....................       85%                    3%                   --%

     Amortization of goodwill and other intangibles is primarily attributable to the amortization of intangibles recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Acquired in-process research and
  development.............................  $   963       N/A      $   --      N/A       $   --
  As % of net revenues....................       27%                   --%                   --%

     Acquired in-process research and development costs represents the write-off of research and development costs recorded as part of the acquisition of Viewpoint Digital.

OTHER INCOME

                                             2000      % CHANGE     1999     % CHANGE     1998
                                            -------    --------    ------    --------    ------
                                                          (DOLLARS IN THOUSANDS)
Other Income..............................  $ 2,180        (5)%    $2,286      (13)%     $2,618

     Other income primarily consists of interest and investment income on cash and marketable securities. As a result, other income fluctuates with changes in the Company's cash and marketable securities balances and market interest rates.

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

MINORITY INTEREST IN LOSS OF SUBSIDIARY

     Metastream, originally a joint initiative between the Company and Computer Associates, was formed in June 1999. For financial reporting purposes, the assets, liabilities and operations of Metastream were included in the Company's consolidated financial statements. Computer Associates and another minority shareholder's combined 20% interest in Metastream was recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations. In November 2000, the Company acquired Computer Associates' and the other minority shareholder's minority interests by issuing 5,578,000 shares of Company common stock in exchange for 4,850,000 shares of Metastream common stock.

DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors approved a plan to focus exclusively on its industry-leading, patented e-commerce visualization solution, and to correspondingly divest itself of all its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying statements of operations.

     The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000 primarily as a result of better than expected net revenues during the year from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. At December 31, 2000, $4,000,000 was still outstanding and is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

     The following table depicts the loss on disposal of discontinued operations activity through December 31, 2000 (in thousands):

                            LOSS ON DISPOSAL                PROVISION AT                             PROVISION AT
                            OF DISCONTINUED                 DECEMBER 31,   CHARGED TO                DECEMBER 31,
                               OPERATIONS      DEDUCTIONS       1999        EXPENSES    DEDUCTIONS       2000
                            ----------------   ----------   ------------   ----------   ----------   ------------
Write-down of operating
  assets..................      $ 18,445        $18,103       $    342      $ 1,035      $  1,377         $--
Severance and benefits....         8,415            504          7,911           26         7,937         --
Estimated loss of
  discontinued operations
  through divesture
  date....................         5,400             --          5,400       (2,072)        3,328         --
Estimated net proceeds
  from divesture..........       (11,000)            --        (11,000)        (485)      (11,485)        --
                                --------        -------       --------      -------      --------         --
                                $ 21,260        $18,607       $  2,653      $(1,496)     $  1,157         $--
                                ========        =======       ========      =======      ========         ==

     Operating results from discontinued operations were as follows (in thousands):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Net revenues................................................  $ 5,275    $ 33,079    $ 39,842
Cost of revenues............................................    1,066       6,339       7,007
                                                              -------    --------    --------
  Gross profit..............................................    4,209      26,740      32,835
Operating expenses:
  Sales and marketing.......................................    3,045      25,022      27,699
  Research and development..................................    3,743      13,691      14,207
  General and administrative................................      749       4,758       2,453
  Costs associated with mergers, acquisitions and
     restructurings.........................................       --          --       7,305
                                                              -------    --------    --------
          Total operating expenses..........................    7,537      43,471      51,664
                                                              -------    --------    --------
Loss before gain on sale of assets..........................   (3,328)    (16,731)    (18,829)
Gain on sale of assets......................................       --       1,920          --
                                                              -------    --------    --------
Loss from discontinued operations...........................  $(3,328)   $(14,811)   $(18,829)
                                                              =======    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $29.0 million at December 31, 2000, down from $37.2 million at December 31, 1999 and $46.3 million at December 31, 1998. Net cash used in operating activities of the Company totaled $28.7 million for 2000, compared to net cash used in operating activities of $11.9 million for 1999 and net cash provided by operating activities of $.5 million for 1998. Net cash used in operating activities in 2000 primarily resulted from a $57.5 million net loss from continuing operations and $8.6 million of net cash used for discontinued operations, offset in part by $12.3 million in non-cash stock-based compensation charges, $19.9 million in non-cash sales and marketing charges and $4.8 million in depreciation and amortization. Net cash used in operating activities in 1999 primarily resulted from a $14.6 million net loss from continuing operations and $10.2 million of net cash used for discontinued operations, offset in part by $6.1 million in non-cash stock-based compensation charges and a $5.9 million non-cash charge related to the full valuation allowance recorded against the Company's deferred tax assets. Net cash provided by operating activities in 1998 primarily resulted from a $1.0 million net loss from continuing operations and $.8 million of net cash used for discontinued operations, less $1.2 million of depreciation and amortization expense. Net cash provided by (used in) investing activities totaled $1.6 million, $(7.4) million and $5.3 million for 2000, 1999 and 1998, respectively. Net cash provided by investing activities in 2000 primarily resulted from $17.1 million of net proceeds from maturities of marketable securities, net of $10.2 million of cash used to acquire Viewpoint Digital and $4.2 million used to purchase property and equipment. Net cash used in investing activities in 1999 primarily resulted from $2.8 million of net purchases of marketable securities and $4.5 million of net cash used for discontinued operations. Net cash provided by investing activities in 1998 primarily resulted from $10.3 million of net proceeds from maturities of marketable securities, net of $3.8 million of net cash used for discontinued operations and the issuance of $1.2 million of notes receivable from related parties. Net cash provided by financing activities totaled $36.0 million, $7.5 million and $.8 million for 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 primarily resulted from $19.8 million received from AOL and Adobe relating to their investment in Metastream, $12.6 million of proceeds from the exercise of stock options and $3.5 million received from Computer Associates related to its investment in Metastream. Cash provided by financing activities in 1999 primarily resulted from $4.0 million of proceeds from the exercise of stock options and $3.5 million received from Computer Associates relating to its investment in Metastream. Cash provided by financing activities in 1998 resulted from $.8 million of proceeds from the exercise of stock options.

     The Company believes that its current cash and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. In addition, the Company may pursue additional debt or equity financing to augment their working capital position; however, there can be no assurance that the Company can obtain financing at terms acceptable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of Accounting Principal Board Option ("APB") No. 25. This interpretation clarifies:

     - The definition of employee for purposes of applying APB No. 25, which deals with stock compensation issues;

     - The criteria for determining whether a plan qualifies as a non compensatory plan;

     - The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

     - The accounting for an exchange of stock compensation awards in a business combination.

     The adoption of FIN No. 44 did not have a material impact on our financial statements.

     In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The Company's policy for accounting for costs incurred to operate the Company's web site was not impacted by the adoption of the pronouncement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of December 31, 2000. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     1. Index to Financial Statements

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
AUDITED FINANCIAL STATEMENTS
Report of Independent Accountants...........................   26
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   27
Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............   28
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....   29
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   31
Notes to Consolidated Financial Statements..................   33

     2. Index to Financial Statement Schedule

                                                              PAGE
                                                              ----
SCHEDULE
Schedule II -- Valuation and Qualifying Accounts............   56

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viewpoint Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2001

                             VIEWPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents (Note 8)........................  $  13,320    $  4,480
  Marketable securities (Note 8)............................     15,713      32,767
  Accounts receivable, net (Note 16)........................      2,101         123
  Notes receivable from related parties, net (Note 10)......      1,620       4,467
  Prepaid expenses and other current assets.................      1,957       1,139
  Current assets related to discontinued operations (Note
     3).....................................................      5,662       4,702
                                                              ---------    --------
          Total current assets..............................     40,373      47,678
Property and equipment, net (Note 9)........................      5,622         614
Goodwill and other intangibles (Notes 5 and 7)..............     56,111         150
Other assets................................................        179         158
Non-current assets related to discontinued operations (Note
  3)........................................................        114       1,974
                                                              ---------    --------
          Total assets......................................  $ 102,399    $ 50,574
                                                              =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   3,402    $    224
  Accrued expenses..........................................        861         995
  Deferred revenues.........................................        636         369
  Accrued incentive compensation (Note 11)..................        546         621
  Current liabilities related to discontinued operations
     (Note 3)...............................................        615       9,178
  Provision for loss on disposal of discontinued operations
     (Note 3)...............................................         --       2,653
                                                              ---------    --------
          Total current liabilities.........................      6,060      14,040
Minority interest (Note 7)..................................         --       6,633
Commitments and contingencies (Notes 14 and 15)
Stockholders' equity:
  Preferred stock, $.001 par value; 5,000 shares authorized
     -- none issued and outstanding at December 31, 2000 and
     1999...................................................         --          --
  Common stock, $.001 par value; 75,000 shares authorized --
     37,964 and 25,496 shares issued and outstanding at
     December 31, 2000 and 1999, respectively...............         38          25
  Paid-in capital...........................................    264,698     119,940
  Deferred compensation (Note 11)...........................    (22,595)         --
  Accumulated other comprehensive income (loss).............         12        (206)
  Accumulated deficit.......................................   (145,814)    (89,858)
                                                              ---------    --------
          Total stockholders' equity........................     96,339      29,901
                                                              ---------    --------
          Total liabilities and stockholders' equity........  $ 102,399    $ 50,574
                                                              =========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net revenues (Note 16).....................................  $  3,580    $  3,093    $  3,001
Cost of revenues...........................................     1,543          --          --
                                                             --------    --------    --------
  Gross profit.............................................     2,037       3,093       3,001
                                                             --------    --------    --------
Operating expenses:
  Sales and marketing (excluding non-cash stock-based
     compensation and non-cash sales and marketing charges
     totaling $25,120 in 2000, $675 in 1999, and $0 in
     1998).................................................    15,877       2,567         981
  Research and development (excluding non-cash stock-based
     compensation totaling $4,193 in 2000, $2,540 in 1999,
     and $0 in 1998).......................................     6,283       2,741       1,584
  General and administrative (excluding non-cash
     stock-based compensation totaling $3,026 in 2000,
     $2,866 in 1999, and $0 in 1998).......................     5,289       4,065       4,409
  Compensation charge related to forgiveness of an officer
     loan (Note 10)........................................     2,322          --          --
  Non-cash stock-based compensation charges (Note 11)......    12,341       6,081          --
  Non-cash sales and marketing charges (Note 6)............    19,998          --          --
  Amortization of goodwill and other intangibles (Notes 5
     and 7)................................................     3,025          75          --
  Acquired in-process research and development (Note 5)....       963          --          --
                                                             --------    --------    --------
     Total operating expenses..............................    66,098      15,529       6,974
                                                             --------    --------    --------
Loss from operations.......................................   (64,061)    (12,436)     (3,973)
Other income...............................................     2,180       2,286       2,618
                                                             --------    --------    --------
Loss before provision (benefit) for income taxes...........   (61,881)    (10,150)     (1,355)
Provision (benefit) for income taxes (Note 12).............        --       5,481        (353)
                                                             --------    --------    --------
Loss before minority interest in loss of subsidiary........   (61,881)    (15,631)     (1,002)
Minority interest in loss of subsidiary (Note 7)...........     4,429       1,048          --
                                                             --------    --------    --------
Net loss from continuing operations........................   (57,452)    (14,583)     (1,002)
Discontinued operations: (Note 3)
  Loss from discontinued operations........................        --     (14,811)    (18,829)
  Income (loss) on disposal of discontinued operations.....     1,496     (21,260)         --
                                                             --------    --------    --------
     Net income (loss) from discontinued operations........     1,496     (36,071)    (18,829)
                                                             --------    --------    --------
Net loss...................................................   (55,956)    (50,654)    (19,831)
Accretion of mandatorily redeemable preferred stock of
  subsidiary (Note 6)......................................      (438)         --          --
                                                             --------    --------    --------
Net loss applicable to common shareholders.................  $(56,394)   $(50,654)   $(19,831)
                                                             ========    ========    ========
Basic and diluted net loss per share:
  Net loss per common share from continuing operations.....  $  (2.01)   $  (0.59)   $  (0.04)
  Net income (loss) per common share from discontinued
     operations............................................      0.05       (1.47)      (0.79)
                                                             --------    --------    --------
     Net loss per common share.............................  $  (1.96)   $  (2.06)   $  (0.83)
                                                             ========    ========    ========
Weighted average number of shares outstanding -- basic and
  diluted..................................................    28,718      24,581      23,779
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                             SERIES A                                                       OTHER
                          PREFERRED STOCK    COMMON STOCK                               COMPREHENSIVE                     TOTAL
                          ---------------   ---------------   PAID-IN      DEFERRED        INCOME       ACCUMULATED   STOCKHOLDERS'
                          SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    COMPENSATION      (LOSS)         DEFICIT        EQUITY
                          ------   ------   ------   ------   --------   ------------   -------------   -----------   -------------
Balances at December 31,
  1997..................   --        $--    23,606    $24     $109,896     $     --         $(135)       $ (19,373)     $ 90,412
Issuance of common stock
  upon the exercise of
  stock options.........   --        --        233     --          840           --            --               --           840
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........   --        --        104     --          404           --            --               --           404
Issuance of common stock
  in connection with the
  acquisition of Canoma,
  Inc. .................   --        --        300     --        1,305           --            --               --         1,305
Tax benefit related to
  stock options.........   --        --         --     --          376           --            --               --           376
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......   --        --         --     --            8           --            --               --             8
Translation
  adjustment............   --        --         --     --           --           --             7               --             7
Net loss................   --        --         --     --           --           --            --          (19,831)      (19,831)
                            --       --     ------    ---     --------     --------         -----        ---------      --------
Balances at December 31,
  1998..................   --        --     24,243     24      112,829           --          (128)         (39,204)       73,521
Issuance of common stock
  upon the exercise of
  stock options.........   --        --        959      1        4,004           --            --               --         4,005
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........   --        --        168     --          584           --            --               --           584
Issuance of common stock
  in connection with the
  acquisition of
  RAYflect S.A. ........   --        --        126     --          597           --            --               --           597
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......   --        --         --     --           26           --            --               --            26
Change in interest gain
  related to
  subsidiary............   --        --         --     --        1,900           --            --               --         1,900
Translation
  adjustment............   --        --         --     --           --           --            (9)              --            (9)
Unrealized loss on
  investments...........   --        --         --     --           --           --           (69)              --           (69)
Net loss................   --        --         --     --           --           --            --          (50,654)      (50,654)
                            --       --     ------    ---     --------     --------         -----        ---------      --------
Balances at December 31,
  1999..................   --        --     25,496     25      119,940           --          (206)         (89,858)       29,901
Issuance of common stock
  upon the exercise of
  stock options.........   --        --      2,678      3       12,601           --            --               --        12,604
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........   --        --         47     --          242           --            --               --           242
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......   --        --         --     --           75           --            --               --            75
Change in interest gain
  related to
  subsidiary............   --        --         --     --        3,300           --            --               --         3,300


                              TOTAL
                          COMPREHENSIVE
                              LOSS
                          -------------
Balances at December 31,
  1997..................
Issuance of common stock
  upon the exercise of
  stock options.........
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........
Issuance of common stock
  in connection with the
  acquisition of Canoma,
  Inc. .................
Tax benefit related to
  stock options.........
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......
Translation
  adjustment............    $      7
Net loss................     (19,831)
                            --------
Balances at December 31,
  1998..................    $(19,824)
                            ========
Issuance of common stock
  upon the exercise of
  stock options.........
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........
Issuance of common stock
  in connection with the
  acquisition of
  RAYflect S.A. ........
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......
Change in interest gain
  related to
  subsidiary............
Translation
  adjustment............    $     (9)
Unrealized loss on
  investments...........         (69)
Net loss................     (50,654)
                            --------
Balances at December 31,
  1999..................    $(50,732)
                            ========
Issuance of common stock
  upon the exercise of
  stock options.........
Issuance of common stock
  in connection with the
  employee stock
  purchase plan.........
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options.......
Change in interest gain
  related to
  subsidiary............

                             VIEWPOINT CORPORATION

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED
                             SERIES A                                                       OTHER
                          PREFERRED STOCK    COMMON STOCK                               COMPREHENSIVE                     TOTAL
                          ---------------   ---------------   PAID-IN      DEFERRED        INCOME       ACCUMULATED   STOCKHOLDERS'
                          SHARES   AMOUNT   SHARES   AMOUNT   CAPITAL    COMPENSATION      (LOSS)         DEFICIT        EQUITY
                          ------   ------   ------   ------   --------   ------------   -------------   -----------   -------------
Issuance of common stock
  option awards.........   --        --         --     --       22,925      (22,925)           --               --            --
Amortization of deferred
  compensation..........   --        --         --     --           --          330            --               --           330
Issuance of common stock
  in connection with
  Viewpoint Digital,
  Inc. acquisition......   --        --        715      1        8,937           --            --               --         8,938
Non-cash sales and
  marketing charges in
  connection with
  strategic alliances...   --        --         --     --       19,998           --            --               --        19,998
Issuance of common stock
  in exchange for
  minority interest in
  subsidiary............   --        --      5,578      6       56,844           --            --               --        56,850
Issuance of common stock
  in exchange for
  subsidiary preferred
  stock.................   --        --      3,450      3       19,836           --            --               --        19,839
Translation
  adjustment............   --        --         --     --           --           --           137               --           137
Unrealized gain on
  investment............   --        --         --     --           --           --            81               --            81
Net loss................   --        --         --     --           --           --            --          (55,956)      (55,956)
                            --       --     ------    ---     --------     --------         -----        ---------      --------
Balances at December 31,
  2000..................   --        $--    37,964    $38     $264,698     $(22,595)        $  12        $(145,814)     $ 96,339
                            ==       ==     ======    ===     ========     ========         =====        =========      ========


                              TOTAL
                          COMPREHENSIVE
                              LOSS
                          -------------
Issuance of common stock
  option awards.........
Amortization of deferred
  compensation..........
Issuance of common stock
  in connection with
  Viewpoint Digital,
  Inc. acquisition......
Non-cash sales and
  marketing charges in
  connection with
  strategic alliances...
Issuance of common stock
  in exchange for
  minority interest in
  subsidiary............
Issuance of common stock
  in exchange for
  subsidiary preferred
  stock.................
Translation
  adjustment............    $    137
Unrealized gain on
  investment............          81
Net loss................     (55,956)
                            --------
Balances at December 31,
  2000..................    $(55,738)
                            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(55,956)   $(50,654)   $(19,831)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Net (income) loss of discontinued operations..............    (1,496)     36,071      18,829
  Amortization of deferred compensation.....................    12,341       6,081          --
  Deferred income taxes.....................................        --       5,913        (760)
  Depreciation and amortization.............................     4,789         670       1,223
  Accrued interest income...................................        --        (130)       (171)
  Forgiveness and reserve of notes receivables..............     3,347          --          --
  Minority interest in loss of subsidiary...................    (4,429)     (1,048)         --
  Non-cash sales and marketing charges......................    19,998          --          --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................    (1,148)        790         109
     Prepaid expenses and other assets......................      (729)       (466)      1,390
     Accounts payable.......................................     2,768          62          (4)
     Accrued expenses.......................................       110         809         652
     Deferred revenue.......................................       267         369          --
     Accrued incentive compensation.........................        --        (161)       (147)
     Net cash used in discontinued operations...............    (8,607)    (10,209)       (792)
                                                              --------    --------    --------
       Net cash provided by (used in) operating
        activities..........................................   (28,745)    (11,903)        498
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................    (4,233)       (295)        (48)
Purchases of marketable securities..........................   (42,735)    (79,282)    (63,549)
Proceeds from maturities of marketable securities...........    59,870      76,484      73,860
Issuance of notes receivable from related parties...........    (1,500)       (100)     (1,150)
Repayment of notes receivable from related parties..........     1,000         254          --
Acquisition of minority interest in subsidiary..............      (507)         --          --
Acquisition of Viewpoint Digital, net of cash acquired......   (10,225)         --          --
Net cash used in discontinued operations....................       (86)     (4,471)     (3,814)
                                                              --------    --------    --------
       Net cash provided by (used in) investing
        activities..........................................     1,584      (7,410)      5,299
CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscription receivable related to subsidiary
  common stock..............................................     3,500       3,500          --
Issuance of mandatorily redeemable preferred stock of
  subsidiary, net of issuance costs of $161.................    19,839          --          --
Proceeds from exercise of subsidiary stock options..........        50          --          --
Proceeds from exercise of stock options.....................    12,604       4,005         840
                                                              --------    --------    --------
       Net cash provided by financing activities............    35,993       7,505         840
Effect of exchange rates on cash............................         8          (9)          7
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........     8,840     (11,817)      6,644
Cash and cash equivalents at beginning of year..............     4,480      16,297       9,653
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 13,320    $  4,480    $ 16,297
                                                              ========    ========    ========

                             VIEWPOINT CORPORATION

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Cash paid during the year for income taxes..................  $     --    $      2    $    147

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Net assets acquired in connection with acquisition of
  Viewpoint Digital:
  Cash......................................................  $      6    $     --    $     --
  Accounts receivable, net..................................       830          --          --
  Property and equipment....................................     1,576          --          --
  Prepaid expenses and other assets.........................       128          --          --
  Accounts payable and accrued expenses.....................      (410)                     --
Tax benefit related to stock options........................        --          --         376
Conversion of accrued compensation to equity upon exercise
  of certain options........................................        75          26           8
Acquisition of minority interest:
  Goodwill..................................................    42,892          --          --
  Minority interest.........................................    14,465          --          --
  Common stock..............................................        (6)         --          --
  Paid in capital...........................................   (56,844)         --          --
Issuance of stock in connection with employee stock purchase
  plan......................................................       242         584         404
Issuance of common stock in connection with acquisition of
  RAYflect S.A. ............................................        --         597          --
Issuance of common stock in connection with acquisition of
  Canoma, Inc. .............................................        --          --       1,305
Net assets acquired in connection with acquisition of
  RAYflect S.A.:
  Property and equipment....................................        --           6          --
  Prepaid expenses and other assets.........................        --       1,300          --
  Accounts payable and accrued expenses.....................        --          20          --

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

     Viewpoint Corporation, a Delaware corporation ("Viewpoint" or the "Company") is focused on providing complete end-to-end solutions for creating and deploying virtual products centered on the Company's Viewpoint Experience Technology for e-commerce and the Web environment.

     Until December 1999, the Company was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics "painting" tools and photo imaging software products. With its acquisition of Real Time Geometry Corporation in December 1996, however, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet.

     In June 1999, the Company increased its commitment to the development of rich media internet technologies and formed Metastream.com Corporation ("Metastream") to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates International, Inc. ("Computer Associates") holding the remaining 20% equity interest.

     In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the internet technologies of its majority-owned subsidiary and to correspondingly divest the Company of all its prepackaged software business. By April 2000, the Company had sold substantially all of its prepackaged software product lines.

     In September 2000, the Company acquired Viewpoint Digital, Inc. ("Viewpoint Digital"), a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications.

     Inherent in the Company's business are various risks and uncertainties, including its limited operating history in the e-commerce visualization business and the limited history of commerce on the Web. In addition, the Company has sustained losses from continuing operations for the last four years and has an accumulated deficit at December 31, 2000. The Company's future prospects are highly dependent on its ability to keep pace with its competitors' innovations; to adapt to new operating systems, hardware platforms and emerging industry standards; and to provide additional functionality to the Company's existing products and technologies. The Company's success depends on its ability to develop and introduce such products and technologies in a timely manner, the acceptance of the Company's products and technologies by the marketplace and its ability to generate license and service revenues from the use of its products and technologies on the Web.

     The Company believes that its current cash and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. In addition, the Company may pursue additional debt or equity financing to augment their working capital position; however, there can be no assurance that the Company can obtain financing at terms acceptable to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Viewpoint and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended. Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post contract customer support, etc.) is allocated

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company.

     Service revenue, which consists of fees for professional services, is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company was in compliance with the provisions of SAB No. 101.

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company recognized product revenue when contractual obligations were satisfied, title and risk of loss had been transferred to the customer and collection of the resulting receivable was reasonably assured. The Company provided an allowance for estimated returns at the time of product delivery and adjusted this allowance as needed based on actual return history. Such reserves as a percentage of net revenues varied over recent years, reflecting the Company's experience in product returns as it had significantly expanded the proportion of its sales through third-party distribution channels and increased its product portfolio. The Company's agreements with its distributors provided the distributors with limited rights to return unsold inventories under a stock balancing program.

     With respect to its discontinued prepackaged graphics software business (Note 3), the Company entered into agreements whereby it licensed products to original equipment manufacturers ("OEM's") and foreign publishers, which provided such customers the right to produce and distribute multiple copies of its software. Nonrefundable fixed fees were recognized as revenue at delivery of the product master to the customer, satisfaction of Company obligations, if any, and reasonable assurance regarding the collectability of the corresponding receivable. Per copy royalties in excess of fixed amounts were recognized as revenue when such amounts exceeded fixed minimum royalties.

SOFTWARE DEVELOPMENT COSTS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company provides for capitalization of certain software development costs once technological feasibility is established. The costs capitalized are amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

SOFTWARE DEVELOPED FOR INTERNAL USE

     In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company adopted this consensus on July 1, 2000. The Company's policy for accounting for costs incurred to operate the Company's web site was not impacted by the adoption of the pronouncement.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of APB No. 25. This interpretation clarifies:

     - The definition of employee for purposes of applying APB No. 25, which deals with stock compensation issues;

     - The criteria for determining whether a plan qualifies as a non compensatory plan;

     - The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

     - The accounting for an exchange of stock compensation awards in a business combination.

     The adoption of FIN No. 44 did not have a material impact on the accompanying consolidated financial statements.

CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

     The Company considers its marketable securities portfolio available-for-sale as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. At December 31, 2000 and 1999, net unrealized gains and (losses) on available-for-sale securities were approximately $12,000 and $(69,000), respectively.

     The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's marketable

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

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

LONG-TERM ASSETS

     The Company continually reviews the carrying value of long-term assets, primarily consisting of property and equipment and goodwill and other intangible assets to determine whether there are any indications of impairment losses. Impairment losses, if any, are recorded when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value.

FOREIGN CURRENCY TRANSLATION

     The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of other comprehensive income (loss) in the statement of stockholders' equity. Gains and losses on foreign currency transactions for 2000, 1999 and 1998 were not significant.

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

CONCENTRATION OF RISK

     The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and marketable securities. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2000, and periodically from 1998 through 2000, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

     Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options are excluded from the computation when their effect is antidilutive.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

COMPREHENSIVE LOSS

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," all components of comprehensive income, including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).

STOCK SALES BY SUBSIDIARY

     Gains realized on stock sales by Metastream are recorded in the Company's consolidated statements of operations, except for any transaction which may be credited directly to equity in accordance with the provisions of SAB No. 51, "Accounting for Sales of Stock of a Subsidiary."

RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities.

3. DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors approved a plan to focus exclusively on its patented e-commerce visualization solutions, and to correspondingly divest itself of all its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs (see table below). The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000, primarily as a result of better than expected net revenues during the year from the discontinued business. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. At December 31, 2000, $4,000,000 was still outstanding and is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) from discontinued operations.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table depicts the loss on disposal of discontinued operations activity through December 31, 2000 (in thousands):

                                      LOSS ON DISPOSAL                PROVISION AT                             PROVISION AT
                                      OF DISCONTINUED                 DECEMBER 31,   CHARGED TO                DECEMBER 31,
                                         OPERATIONS      DEDUCTIONS       1999        EXPENSE     DEDUCTIONS       2000
                                      ----------------   ----------   ------------   ----------   ----------   ------------
Write-down of operating assets......      $ 18,445        $18,103       $    342      $ 1,035      $  1,377         $--
Severance and benefits..............         8,415            504          7,911           26         7,937         --
Estimated loss of discontinued
  operations through divesture
  date..............................         5,400             --          5,400       (2,072)        3,328         --
Estimated net proceeds from
  divesture.........................       (11,000)            --        (11,000)        (485)      (11,485)        --
                                          --------        -------       --------      -------      --------         --
                                          $ 21,260        $18,607       $  2,653      $(1,496)     $  1,157         $--
                                          ========        =======       ========      =======      ========         ==

     Operating results from discontinued operations were as follows (in thousands):

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                               2000        1999        1998
                                                              -------    --------    --------
Net revenues................................................  $ 5,275    $ 33,079    $ 39,842
Cost of revenues............................................    1,066       6,339       7,007
                                                              -------    --------    --------
  Gross profit..............................................    4,209      26,740      32,835
Operating expenses:
  Sales and marketing.......................................    3,045      25,022      27,699
  Research and development..................................    3,743      13,691      14,207
  General and administrative................................      749       4,758       2,453
  Costs associated with mergers, acquisitions and
     restructurings.........................................       --          --       7,305
                                                              -------    --------    --------
          Total operating expenses..........................    7,537      43,471      51,664
                                                              -------    --------    --------
Loss before gain on sale of assets..........................   (3,328)    (16,731)    (18,829)
Gain on sale of assets......................................       --       1,920          --
                                                              -------    --------    --------
Loss from discontinued operations...........................  $(3,328)   $(14,811)   $(18,829)
                                                              =======    ========    ========

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

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net assets related to discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Current assets related to discontinued operations:
  Notes receivable..........................................  $4,000    $   --
  Accounts receivable, net..................................   1,581     1,800
  Inventories, net..........................................      --        92
  Prepaid expenses and other current assets.................      81     2,810
                                                              ------    ------
     Current assets related to discontinued operations......  $5,662    $4,702
                                                              ======    ======
Non-current assets related to discontinued operations:
  Property and equipment, net...............................  $   --    $1,574
  Other assets..............................................     114       400
                                                              ------    ------
Non-current assets related to discontinued operations.......  $  114    $1,974
                                                              ======    ======
Current liabilities related to discontinued operations:
  Accounts payable..........................................  $  303    $5,631
  Accrued expenses..........................................     312     2,824
  Royalties payable.........................................      --       723
                                                              ------    ------
  Current liabilities related to discontinued operations....  $  615    $9,178
                                                              ======    ======

     Property and equipment relating to discontinued operations consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                              2000      1999
                                                              -----    ------
Computer equipment..........................................   $--     $4,218
Office furniture and equipment..............................    --      2,060
Leasehold improvements......................................    --        492
                                                               ---     ------
                                                                --      6,770
Less accumulated depreciation and amortization..............    --      5,196
                                                               ---     ------
                                                               $--     $1,574
                                                               ===     ======

     Accrued expenses relating to discontinued operations consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              ----    ------
Other accrued expenses......................................  $312    $1,436
Accrued compensation........................................    --     1,128
Accrued advertising.........................................    --       260
                                                              ----    ------
                                                              $312    $2,824
                                                              ====    ======

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

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The following table depicts the restructuring activity through December 31, 1999 (in thousands):

                                                    SPENDING/                    SPENDING/
                                       TOTAL         CHARGES      BALANCE AT      CHARGES      BALANCE AT
                                   RESTRUCTURING     DURING      DECEMBER 31,     DURING      DECEMBER 31,
                                      CHARGES         1998           1998          1999           1999
                                   -------------    ---------    ------------    ---------    ------------
Write-down of operating assets...     $2,747         $2,747          $ --          $ --             $--
Severance and benefits...........      1,801          1,684           117           117              --
Vacated facilities...............        116            116            --            --              --
Other............................        291            291            --            --              --
                                      ------         ------          ----          ----             ---
                                      $4,955         $4,838          $117          $117             $--
                                      ======         ======          ====          ====             ===

5. ACQUISITIONS

VIEWPOINT DIGITAL

     On September 8, 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, a wholly-owned subsidiary of Computer Associates. The acquisition was accounted for under the purchase method of accounting. The purchase price of $19,169,000, excluding contingent consideration of $30,000,000 in notes payable, consisted of 715,000 shares of the Company's common stock valued at $8,938,000, cash consideration of $10,000,000 and $231,000 in direct acquisitions costs. The contingent consideration consists of two promissory notes each in the amount of $15,000,000. Both notes are contingent upon the achievement of certain levels of future operating results and employee retention through April 30, 2002. The purchase price in excess of the value of tangible assets and liabilities assumed of $2,130,000, has been allocated as follows:
$3,253,000 to a covenant not to compete, $3,180,000 to work force, $1,558,000 to technology, $1,203,000 to customer list, $963,000 to in-process research and development, $643,000 to tradename and $6,239,000 to goodwill. Goodwill and other intangibles, excluding in-process research and development, will be amortized over their expected periods of benefit, which ranges from 1.5 to 4 years. Amortization expense of $1,980,000 was recorded for the year ended December 31, 2000. In-process research and development was written off during the month of September 2000. The operating results of Viewpoint Digital have been included in the accompanying consolidated financial statements from the date of acquisition.

RAYFLECT S.A.

     On June 29, 1999, the Company completed the acquisition of RAYflect S.A. ("RAYflect"), a privately held company based in France that developed and marketed 3D graphic design tools for professionals. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of RAYflect received 125,996 shares of the Company's common stock valued at approximately $597,000 at June 29, 1999, the closing date, and cash consideration totaling $622,000. The purchase price of approximately $1,277,000 was capitalized by the Company as goodwill and was being amortized over 3 years. At December 31, 1999, the Company wrote off the remaining goodwill related to the RAYflect acquisition, to discontinued operations. The operating results of RAYflect have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CANOMA, INC.

     On December 31, 1998, the Company completed the acquisition of Canoma, Inc. ("Canoma"), a privately held development-stage software company based in Northern California, that was developing software technology that creates 3D digital images and content from 2D digital images for use primarily over the Internet and in other applications. The acquisition was accounted for by the Company under the purchase method of accounting. Under the terms of the Purchase Agreement, the stockholders of Canoma received 300,000 shares of the Company's common stock valued at approximately $1,305,000 at December 31, 1998, the closing date, and cash consideration totaling $1,750,000. As of December 31, 1998, neither technological feasibility nor commercial viability had been reached with regard to Canoma's technology or potential products. Based upon projected future cash flows, risk-adjusted using a 33% discount rate, Canoma's in-process technology was valued at approximately $2,250,000, which, including acquisition costs totaling approximately $100,000, resulted in a one time charge to earnings of approximately $2,350,000 for the year ended December 31, 1998. The remaining purchase price of approximately $805,000 was capitalized by the Company as goodwill and acquired technology and was being amortized over 5 years. At December 31, 1999, the Company wrote off the remaining goodwill related to the Canoma acquisition, to discontinued operations. The operating results of Canoma have been included in the accompanying consolidated financial statements from the date of acquisition and classified as discontinued operations for all periods presented.

6. MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     In June 2000, Metastream issued 1,500,000 shares of Series A Convertible Preferred Stock to America Online, Inc. ("AOL") for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream (Note 7), each share of Series A Convertible Preferred Stock was exchanged by the Company, into 1,725,000 shares of the Company's common stock. In connection with the issuance of the shares of Series A Convertible Preferred Stock to AOL and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $5,740,000 related to the difference between the fair value of the Company's common shares into which AOL could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by AOL.

     The Series A Convertible Preferred Stock held by AOL also contained a put right whereby AOL could have required the Company to purchase the preferred shares, unless exchanged, at a price equal to the original purchase price paid by AOL, plus interest.

     In July 2000, Metastream issued 1,500,000 shares of Series B Convertible Preferred Stock to Adobe Systems Incorporated ("Adobe") for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream (Note
7), each share of Series B Convertible Preferred Stock was exchanged by the Company, into 1,725,000 shares of Company common stock. In connection with the issuance of the shares of Series B Convertible Preferred Stock to Adobe and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $14,258,000 related to the difference between the fair value of the Company's common shares into which Adobe could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by Adobe.

     The Series B Convertible Preferred Stock held by Adobe also contained a put right whereby Adobe could have required the Company to purchase the preferred shares, unless exchanged, at a price equal to the original purchase price paid by Adobe, plus interest.

     Accretion for these mandatorily redeemable securities totaled $438,000 prior to the date the preferred stock was exchanged for Company common stock.

7. AGREEMENTS WITH COMPUTER ASSOCIATES AND MINORITY INTEREST

     Beginning in June 1999, the Company entered into a series of agreements with Computer Associates. The agreements included a non-exclusive limited-use perpetual license to use the Company's 3D related technologies and a

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

service agreement whereby the Company would provide a defined number of development personnel to Computer Associates on an as needed basis. Concurrent with the license agreement, the Company also granted Computer Associates a 20% equity interest in Metastream, for certain non-monetary support as consideration. The Company concluded that the series of transactions with Computer Associates should be viewed in the aggregate and the monetary consideration allocated to each component based on their fair values. Since the limited-use license of related technologies was a unique, one-time transaction, the Company did not have the requisite evidence of its fair value pursuant to the provisions of SOP No. 97-2. An independent valuation of the 20% interest in Metastream indicated a fair value in excess of the monetary consideration ascribed to Computer Associates limited-use licensing rights; therefore, the Company concluded the appropriate recognition for the transactions was to allocate the committed monetary consideration to the equity component. The Company allocated the consideration received of $7,000,000 between minority interest and "change in interest gain" pursuant to the provisions of SAB No. 51. The "change in interest gain" has been recorded to paid-in capital in the Company's consolidated balance sheets.

     For financial reporting purposes, the assets, liabilities and earnings of Metastream are included in the Company's consolidated financial statements. Computer Associates' and another minority shareholder's combined 20% interest in Metastream was recorded as minority interest in the Company's consolidated balance sheets, and the losses allocable to their 20% interest have been reported as minority interest in the Company's consolidated statements of operations.

     In connection with the grant of stock options in Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $24,206,000 and $16,811,000 for the years ended December 31, 2000 and 1999, respectively. This deferred compensation represented the difference between the fair value of Metastream common stock and the exercise price of these options at the date of grant. Minority interest in the Company's consolidated balance sheets was credited with its proportionate interest in stock-based compensation expense that was recognized through November 30, 2000.

     On August 10, 2000, the Company entered into an Exchange Agreement with Computer Associates pursuant to which the Company issued to Computer Associates
1.15 shares of the Company's common stock in exchange for each share of common stock of Metastream held by Computer Associates. On consummation of the share exchange in November 2000, Computer Associates exchanged its 4,800,000 shares of Metastream common stock for 5,520,000 newly issued shares of Company common stock.

     The consideration paid by the Company in connection with the exchange approximated $57,087,000, consisting of the following:

     - The issuance of 5,520,000 shares of Company common stock valued at $10.25 per common share, which was the average market price of the Company's common stock for the two trading days before and after August 10, 2000, for equity consideration of $56,580,000; and

     - Transaction costs of $507,000.

     The exchange of shares was accounted for as an acquisition of minority interest under the purchase method of accounting. Accordingly, the purchase price was allocated to goodwill, net of the carrying value of Computer Associates' minority interest. The goodwill recorded is being amortized over four years.

     On completion of the share exchange with Computer Associates and the preferred stock exchanges with AOL and Adobe (Note 6), the Company owned 99.8% of the outstanding capital stock of Metastream. The other shareholder holding an interest in Metastream was a former director of the Company who was issued and subsequently exercised an option to purchase 50,000 shares of Metastream common stock. This shareholder's shares were exchanged for 57,500 newly issued shares of Company common stock, which was accounted for as an acquisition of minority interest under the purchase method of accounting. Accordingly, the purchase price of $270,000 was allocated to goodwill, net of the carrying value of this shareholder's minority interest. The goodwill recorded will be amortized over four years.

     Amortization expense related to the acquisitions of minority interest totaled $894,000 for the year ended December 31, 2000.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Subsequent to the acquisitions of minority interest, the Company merged with Metastream.

     The following unaudited pro forma consolidated amounts give affect to the Viewpoint Digital acquisition (Note 5) and the minority interest acquisitions, as if they all had taken place on January 1, 1999. In management's opinion, the following unaudited pro forma consolidated information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on January 1, 1999, and should not be construed as being representative of future operating results.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                 2000            1999
                                                              ----------      ----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                    SHARE AMOUNTS)
Revenues....................................................   $  8,244        $ 11,377
Net loss from continuing operations applicable to common
  shareholders..............................................   $(79,207)       $(35,472)
Basic and diluted net loss per common share from continuing
  operations................................................   $  (2.30)       $  (1.15)

8. MARKETABLE SECURITIES

     The cost and fair value of the Company's marketable securities portfolio as of December 31, 2000, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                                 GROSS         GROSS
                                                  AMORTIZED    UNREALIZED    UNREALIZED
                                                    COST          GAIN         (LOSS)      FAIR VALUE    MATURITY
                                                  ---------    ----------    ----------    ----------    --------
TYPE OF SECURITY:
Money Market Funds..............................   $13,064        $--           $--         $13,064       2001
Corporate Debt Securities.......................     7,947          6            --           7,953       2001
U.S. Government Agencies........................     6,697          7            (1)          6,703       2001
Certificates of Deposit.........................     1,057         --            --           1,057       2001
                                                   -------        ---           ---         -------
                                                   $28,765        $13           $(1)        $28,777
                                                   =======        ===           ===         =======
CLASSIFICATION IN BALANCE SHEET:
Cash and Cash Equivalents.......................   $13,064        $--           $--         $13,064       2001
Marketable Securities...........................    15,701         13            (1)         15,713       2001
                                                   -------        ---           ---         -------
                                                   $28,765        $13           $(1)        $28,777
                                                   =======        ===           ===         =======

     The cost and fair value of the Company's marketable securities portfolio as of December 31, 1999, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                             GROSS         GROSS
                                              AMORTIZED    UNREALIZED    UNREALIZED
                                                COST          GAIN         (LOSS)      FAIR VALUE     MATURITY
                                              ---------    ----------    ----------    ----------    -----------
TYPE OF SECURITY:
Money Market Funds..........................   $   253         $--          $ --        $   253         2000
Corporate Debt Securities...................    32,016          2            (51)        31,967      2000 - 2001
U.S. Government Agencies....................     3,048         --            (20)         3,028      2000 - 2001
                                               -------         --           ----        -------
                                               $35,317         $2           $(71)       $35,248
                                               =======         ==           ====        =======
CLASSIFICATION IN BALANCE SHEET:
Cash and Cash Equivalents...................   $ 2,481         $--          $ --        $ 2,481         2000
Marketable Securities.......................    32,836          2            (71)        32,767      2000 - 2001
                                               -------         --           ----        -------
                                               $35,317         $2           $(71)       $35,248
                                               =======         ==           ====        =======

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Computer equipment and software.............................  $3,432    $ 573
Office furniture and equipment..............................   1,545      129
Leasehold improvements......................................   1,405      104
Other.......................................................     233       --
                                                              ------    -----
                                                               6,615      806
Less accumulated depreciation and amortization..............    (993)    (192)
                                                              ------    -----
                                                              $5,622    $ 614
                                                              ======    =====

10. RELATED PARTY TRANSACTIONS

     During 2000, the Company recorded revenue of $500,000 related to services provided to Computer Associates. In March 1999, the Company recorded revenue from Computer Associates totaling $1,200,000, of which $950,000 related to an agreement granting Computer Associates a license to 3D-related technologies, which date was prior to Computer Associates becoming a minority interest owner in Metastream (Note 7), and $250,000 related to services performed on behalf of Computer Associates during 1999.

     During 2000, the Company loaned $1,500,000 to an officer of the Company. The loan, which was non-interest bearing and was collateralized by 200,000 shares of restricted Company common stock, as well as options to purchase 790,000 shares of Company common stock, is currently in default. The loan, which was originally due on May 1, 2004, became due 30 days after the officer ceased to be an employee of the Company. As of December 31, 2000, the Company recorded a reserve against the loan in the amount of $750,000.

     During 1998, the Company loaned $1,000,000 to an officer and director of the Company. The loan, which was non-interest bearing, was repaid in March 2000. The Company also loaned $150,000 to another officer and director of the Company. The loan, which accrued interest semi-annually at 4.47%, was repaid in 1999.

     In connection with the acquisition of Real Time Geometry Corp. ("RTG") in December 1996, the Company entered into a noncompetition agreement with one of RTG's founders who is an executive of the Company. The agreement, which carries a term of four years, provided for payments to the executive in the amount of $300,000 in 1997 and $150,000 in each of 1998 and 1999. In addition, the Company loaned $2,000,000 to the executive. The loan, which accrued interest semi-annually at 5.67% and was payable on January 15, 2001, is collateralized by shares of common stock of the Company owned by the executive. The loan is currently in default and the Company intends to exercise its rights with respect to the collateral. As of December 31, 2000, the Company recorded a reserve against the loan in the amount of $1,442,000, which represented the unsecured portion of the loan as of December 31, 2000. The Company also loaned $1,000,000 to another of RTG's founders, who is an officer and director of the Company. The loan, which accrued interest semi-annually at 5.67% was contractually forgiven in accordance with the officer's employment agreement, upon the merger of the Company with Metastream (Note 7). The Company recorded a compensation charge of $2,322,000 related to the forgiveness of the loan and the income taxes thereon.

11. EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, permitted eligible employees of the Company, via payroll deductions, to purchase shares of the Company's common stock semi-annually at 85 percent of the market price, on either

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the purchase date or the offering date, whichever was lower. As of December 31, 2000, approximately 281,000 shares of common stock have been issued under the 1995 Purchase Plan. At December 31, 2000, no shares of common stock were reserved for future issuance under the 1995 Purchase Plan.

401(K) PLAN

     In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 15% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $121,000, $164,000 and $161,000 to the 401(k) Plan during the years ended December 31, 2000, 1999 and 1998, respectively.

STOCK OPTION PLANS

  1992 Incentive Stock Option Plan

     The Company's 1992 Incentive Stock Option Plan (the "1992 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale or award of restricted common stock to employees and consultants of the Company. As of December 31, 2000, options to purchase an aggregate of 25,000 shares of common stock were outstanding under the 1992 Plan, with vesting provisions ranging up to five years. Options granted under the 1992 Plan are exercisable for a period of ten years. At December 31, 2000, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1992 Plan.

  1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

     The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 2000, options to purchase an aggregate of 47,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 2000, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

  1995 Stock Plan

     The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non employee directors and consultants of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, Metastream's Option Plan was merged into the Company's 1995 plan. As of December 31, 2000, options to purchase an aggregate of 9,034,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 2000, an aggregate of 1,020,000 shares of common stock were reserved for future issuance under the 1995 Plan.

  1995 Director Option Plan

     The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2000, 45,000 options were outstanding under the 1995 Director Plan. At December 31, 2000, an aggregate of 81,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  1996 Nonstatutory Stock Option Plan

     The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2000, options to purchase an aggregate of 919,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2000, an aggregate of 1,484,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

Fractal Stock Option Plan

     In connection with the Company's merger with Fractal Design Corporation ("Fractal"), which became effective on May 30, 1997, the Company assumed all of the options outstanding under the Ray Dream 1992 Stock Option Plan, the Fractal 1993 Stock Option Plan, the Fractal 1995 Stock Option Plan, the Fractal Director Plan and the Fractal Outside Plan (collectively, the "Fractal Plans"). All such options were converted into options to purchase 0.749 shares of Company common stock at an exercise price equal to the exercise price of the converted option divided by 0.749. Options granted under the Fractal Plans generally vest over a four year period and are exercisable for a period of ten years. As of December 31, 2000, options to purchase an aggregate of 65,000 shares of common stock were outstanding under the Fractal Plans. At December 31, 2000, no shares of common stock were reserved for future issuance under the Fractal Plans.

Metastream Option Plan

     Metastream's Stock Plan (the "Metastream Option Plan") provided for the grant to employees (including officers and employee directors), non-employee directors and consultants, of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, all outstanding options to purchase Metastream common stock were converted into options to purchase 1.15 shares of Company common stock at an exercise price equal to the exercise price of the converted option divided by 1.15, and the Metastream Option Plan was merged into the 1995 Plan.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OPTIONS ISSUED UNDER STOCK OPTION PLANS

     The following summarizes activity in the Stock Option Plans for the years ended December 31, 1998, 1999, and 2000 (in thousands, except per share data and lives):

                                                                              OPTIONS OUTSTANDING
                                                               OPTIONS     -------------------------
                                                              AVAILABLE    NUMBER        WEIGHTED
                                                                 FOR         OF          AVERAGE
                                                                GRANT      SHARES     EXERCISE PRICE
                                                              ---------    -------    --------------
Options outstanding at December 31, 1997....................      464        5,503        $8.66
  Shares reserved under new plans...........................    2,700           --           --
  Reduction in shares reserved under plans..................     (426)          --           --
  Granted -- exercise price equal to fair value.............   (5,412)       5,412         6.07
  Granted -- exercise price greater than fair value.........   (1,577)       1,577         5.09
  Exercised.................................................       --         (233)        3.66
  Canceled..................................................    5,176       (5,176)        9.38
                                                               ------      -------        -----
Options outstanding at December 31, 1998....................      925        7,083         5.53
  Shares reserved under new plans...........................    1,225           --           --
  Reduction in shares reserved under plans..................     (117)          --           --
  Granted -- exercise price equal to fair value.............   (2,113)       2,113         5.74
  Exercised.................................................       --         (959)        4.24
  Canceled..................................................    1,778       (1,778)        5.58
                                                               ------      -------        -----
Options outstanding at December 31, 1999....................    1,698        6,459         5.78
  Shares reserved under plans...............................    7,250           --           --
  Reduction in shares reserved under plans..................       (9)          --           --
  Granted -- exercise price equal to fair value.............     (306)         306         7.77
  Exchange of options as part of merger.....................   (9,222)       9,222         2.45
  Exercised.................................................       --       (2,678)        4.69
  Canceled..................................................    3,174       (3,174)        5.54
                                                               ------      -------        -----
Options outstanding at December 31, 2000....................    2,585       10,135        $3.17
                                                               ======      =======        =====

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes information about the Company's stock options outstanding at December 31, 2000 (in thousands, except per share data and lives):

                                                          OUTSTANDING                EXERCISABLE
                                                 -----------------------------    ------------------
                                                                      WEIGHTED              WEIGHTED
                                                                      AVERAGE               AVERAGE
                                                           AVERAGE    EXERCISE              EXERCISE
EXERCISE PRICE RANGE                             SHARES    LIFE(A)     PRICE      SHARES     PRICE
--------------------                             ------    -------    --------    ------    --------
$0.08 -- $0.87.................................   4,634     8.38       $ 0.87     2,322      $ 0.87
$1.00 -- $3.50.................................   1,159     8.91         2.58       308        2.50
$4.35 -- $4.35.................................   2,010     9.59         4.35       607        4.35
$4.69 -- $8.56.................................   1,828     7.90         5.78       841        5.55
$8.70 -- $25.13................................     504     6.89        11.57       400       12.22
                                                 ------                           -----
Total..........................................  10,135     8.52       $ 3.17     4,478      $ 3.35
                                                 ======                           =====

---------------
(a) Average contractual life remaining in years.

     The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition in December 1996. At December 31, 2000 accrued incentive compensation related to the options totaled, $546,000.

     The following summarizes options exercisable at December 31, 2000, 1999 and 1998, (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Options exercisable.........................................  4,478    3,592    1,847

OPTIONS ISSUED UNDER METASTREAM OPTION PLAN

     The following summarizes activity in the Metastream Option Plan for the years ended December 31, 1999 and 2000 (in thousands, except per share data and lives):

                                                                           OPTIONS OUTSTANDING
                                                                           --------------------
                                                               OPTIONS                WEIGHTED
                                                              AVAILABLE    NUMBER      AVERAGE
                                                                 FOR         OF       EXERCISE
                                                                GRANT      SHARES       PRICE
                                                              ---------    -------    ---------
Shares reserved under new plan..............................    6,000          --       $  --
  Granted -- exercise price below fair value................   (3,663)      3,663        1.00
  Exercised.................................................       --          --          --
  Canceled..................................................       40         (40)       1.00
                                                               ------      ------       -----
Options outstanding at December 31, 1999....................    2,377       3,623        1.00
  Shares reserved under plan................................    2,000          --          --
  Granted -- exercise price below fair value................   (4,084)      4,084        4.01
  Granted -- exercise price equal to fair value.............     (421)        421        6.69
  Exercised.................................................       --         (50)       1.00
  Canceled..................................................       59         (59)       3.01
  Exchange of options as part of merger.....................    8,019      (8,019)       2.82
  Termination of plan.......................................   (7,950)         --          --
                                                               ------      ------       -----
Options outstanding at December 31, 2000....................       --          --       $  --
                                                               ======      ======       =====

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In connection with the grant of stock options in Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $24,206,000 and $16,811,000 for the years ended December 31, 2000 and 1999, respectively. This deferred compensation represented the difference between the fair value of Metastream common stock and the exercise price of these options at the date of grant. Stock based compensation expense of $12,341,000 and $6,081,000 was recognized during the years ended December 31, 2000 and 1999, respectively.

PRO FORMA INFORMATION

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for the Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----     ----     -----
Risk-free interest rate.....................................    6.0%    5.8%       5.6%
Dividend yield..............................................     --      --         --
Volatility factor...........................................   1.00     .90       1.00
Weighted average expected life in years.....................    4.5     4.5        4.3

     The following summarizes the weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Exercise price equal to fair value..........................  $4.68     $4.04     $4.46
Exercise price greater than fair value......................     --        --      2.23
Exercise price less than fair value.........................   9.32      5.14        --

     For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

                                                              AS REPORTED    PRO FORMA
                                                              -----------    ---------
Year Ended December 31, 2000:
  Net loss applicable to common shareholders................   $(56,394)     $(67,231)
  Net loss per common share.................................      (1.96)        (2.34)
Year Ended December 31, 1999:
  Net loss applicable to common shareholders................   $(50,654)     $(54,600)
  Net loss per common share.................................      (2.06)        (2.22)
Year Ended December 31, 1998:
  Net loss applicable to common shareholders................   $(19,831)     $(21,732)
  Net loss per common share.................................      (0.83)        (0.91)

     The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. INCOME TAXES

     The components of the provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                              2000      1999     1998
                                                              -----    ------    -----
Current:
  Federal...................................................   $--     $ (435)   $ 190
  State.....................................................    --          3        1
  Foreign...................................................    --         --      216
                                                               ---     ------    -----
          Total current.....................................    --       (432)     407
Deferred:...................................................    --
  Federal...................................................    --      3,971       67
  State.....................................................    --      1,184     (394)
  Foreign...................................................    --        758     (433)
                                                               ---     ------    -----
          Total deferred....................................    --      5,913     (760)
                                                               ---     ------    -----
                                                               $--     $5,481    $(353)
                                                               ===     ======    =====

     The differences between the statutory rate and the Company's effective income tax rate are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
Federal tax benefit at the statutory rate...................   (34.0)%   (34.0)%  (34.0)%
State income taxes, net of Federal income tax benefit.......   (3.03)     (4.4)    (5.1)
Nondeductible acquisition costs.............................      --        --      3.9
Other.......................................................    4.35       3.7      7.7
Change in valuation reserve.................................   32.68      50.3     25.7
                                                              ------    ------    -----
Effective income tax rate...................................      --%     15.6%    (1.8)%
                                                              ======    ======    =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Balance sheet reserves....................................  $    937    $  3,623
  Accrued expenses..........................................       230       1,057
  Tax credit carryforwards..................................     3,247       3,290
  Net operating loss carryforwards..........................    41,626      15,679
                                                              --------    --------
                                                                46,040      23,649
  Valuation allowance.......................................   (42,044)    (23,611)
                                                              --------    --------
     Net deferred tax assets................................     3,996          38
     Net deferred tax liabilities...........................    (3,996)        (38)
                                                              --------    --------
     Net deferred taxes.....................................  $     --    $     --
                                                              ========    ========

     The valuation allowance for deferred taxes increased by approximately $18,433,000 and $17,509,000 during 2000 and 1999, respectively, providing a full valuation allowance against the Company's net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

     At December 31, 2000, the Company has net operating loss and tax credit carryforwards of approximately $107,646,000 and $2,175,000, respectively, for federal income tax purposes, which begin expiring in 2011. The Company's federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular and the net losses incurred by the Company during the years ended December 31, 2000, 1999 and 1998. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin expiring in 2001. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company during the years ended December 31, 2000, 1999 and 1998. Additionally, the Company has net operating loss and tax credit carryforwards of approximately $10,690,000 and $211,000, respectively, for foreign income tax purposes, which do not expire. The Company's foreign net operating loss carryforward relates to net losses incurred by the Company's subsidiary in Ireland during the years ended December 31, 1999, 1998 and 1997 which have been included in discontinued operations. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. EARNINGS PER SHARE

     The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                              LOSS           SHARES        PER-SHARE
                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                           -----------    -------------    ---------
Year Ended December 31, 2000:
  Basic EPS..............................................   $(56,394)        28,718         $(1.96)
  Effect of dilutive securities -- stock options.........         --             --             --
                                                            --------         ------         ------
  Diluted EPS............................................   $(56,394)        28,718         $(1.96)
                                                            ========         ======         ======
Year Ended December 31, 1999:
  Basic EPS..............................................   $(50,654)        24,581         $(2.06)
  Effect of dilutive securities -- stock options.........         --             --             --
                                                            --------         ------         ------
  Diluted EPS............................................   $(50,654)        24,581         $(2.06)
                                                            ========         ======         ======
Year Ended December 31, 1998:
  Basic EPS..............................................   $(19,831)        23,779         $(0.83)
  Effect of dilutive securities -- stock options.........         --             --             --
                                                            --------         ------         ------
  Diluted EPS............................................   $(19,831)        23,779         $(0.83)
                                                            ========         ======         ======

     The computation of diluted EPS excluded stock options to purchase approximately 10,135,000, 6,459,000 and 7,083,000 shares of common stock for the years ended December 31, 2000, 1999 and 1998, respectively, because to do so would have been anti-dilutive for the periods presented.

14. COMMITMENTS

     The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. In conjunction with the acquisition of Viewpoint Digital, the Company began leasing office space in Salt Lake City, Utah with a lease term through April of 2010. Also pursuant to the Viewpoint Digital acquisition, the Company began leasing office space in San Francisco and Los Angeles, California, with lease terms through December of 2003 and December of 2004, respectively.

     The Company also leases certain equipment and a vehicle for an executive in the Company with lease terms of up to three years. Rent expense for office space, equipment, and vehicle totaled approximately $2,259,000, $2,028,000 and $1,552,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Sublease income totaled approximately $177,000, $382,000 and $24,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments relating to continuing operations under non-cancelable operating leases for each twelve-month period subsequent to December 31, 2000 are as follows (in thousands):

2001........................................................  $1,372
2002........................................................   1,187
2003........................................................     931
2004........................................................     943
2005........................................................     743
Thereafter..................................................   3,133
                                                              ------
                                                              $8,309
                                                              ======

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15. CONTINGENCIES

     The Company is engaged in certain legal actions arising in the ordinary course of business. On advice of counsel, the Company believes it has adequate legal defenses and that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

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

MAJOR CUSTOMERS

     Customers whose net revenues represent greater than 10 percent of the Company's consolidated net revenues from continuing operations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Customer A (Note 10)........................................   14%       39%       --%
Customer B..................................................   26%       --%       --%
Customer C..................................................   --%       49%       66%
Customer D..................................................   --%       --%       15%
Customer E..................................................   --%       --%       15%

     Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable from continuing operations at December 31, 2000 and 1999 are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Customer A..................................................   12%     --%
Customer B..................................................   13%     --%
Customer F..................................................   14%     --%
Customer G..................................................   --%    100%

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial information for the years 2000 and 1999, are as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                                 ---------------------------------------------------
                                                 MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                                 --------    --------    ------------    -----------
Fiscal year 2000:
  Net revenues.................................  $   162     $    155      $  1,139       $  2,124
  Net loss from continuing operations..........   (5,887)     (10,709)      (23,485)       (17,371)
  Net income (loss) from discontinued
     operations................................    1,265           --          (593)           824
  Net loss applicable to common shareholders...   (4,622)     (10,709)      (24,353)       (16,710)
  Net loss per share (diluted).................    (0.17)       (0.39)        (0.86)         (0.52)
Fiscal year 1999:
  Net revenues.................................  $ 2,263     $     15      $    646       $    169
  Net income (loss) from continuing
     operations................................      855       (1,565)       (1,132)       (12,741)
  Net loss from discontinued operations........   (1,947)      (1,296)       (2,543)       (30,285)
  Net loss applicable to common shareholders...   (1,092)      (2,861)       (3,675)       (43,026)
  Net loss per share (diluted).................    (0.04)       (0.12)        (0.15)         (1.73)

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                             VIEWPOINT CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                              BALANCE AT    CHARGED TO                                  BALANCE AT
                                              BEGINNING      REVENUE/       OTHER         COSTS AND       END OF
DESCRIPTION                                   OF PERIOD      EXPENSE      ADDITIONS       DEDUCTIONS      PERIOD
-----------                                   ----------    ----------    ---------       ----------    ----------
ALLOWANCE FOR ACCOUNTS RECEIVABLE:
  Year Ended December 31, 2000..............   $    --       $    40       $   756(1)      $    --       $   796
  Year Ended December 31, 1999..............        --            --            --              --            --
  Year Ended December 31, 1998..............        --            --            --              --            --
ALLOWANCE FOR NOTES RECEIVABLE:
  Year Ended December 31, 2000..............   $    --       $ 2,192       $    --         $    --       $ 2,192
  Year Ended December 31, 1999..............        --            --            --              --            --
  Year Ended December 31, 1998..............        --            --            --              --            --
ALLOWANCES RELATED TO DISCONTINUED
  OPERATIONS:
  Year Ended December 31, 2000..............   $14,745       $    --       $    --         $12,329       $ 2,416
  Year Ended December 31, 1999..............     3,143        16,254        10,699(2)       15,351        14,745
  Year Ended December 31, 1998..............     3,969        13,079         1,323(3)       15,228         3,143
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
  FROM CONTINUING OPERATIONS:
  Year Ended December 31, 2000..............   $23,611       $18,433       $    --         $    --       $42,044
  Year Ended December 31, 1999..............     6,102        17,509            --              --        23,611
  Year Ended December 31, 1998..............       911         5,191            --              --         6,102

---------------
(1) Reserve established in connection with the acquisition of Viewpoint Digital in September 2000.

(2) Reserves established in connection with the disposal of discontinued operations in December 1999.

(3) Reserves established in connection with the restructuring in June 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's directors as of March 15, 2001:

                NAME                   AGE                     PRINCIPAL OCCUPATION
                ----                   ---                     --------------------
Thomas Bennett.......................  44    Senior Vice President, Business Development, Computer
                                             Associates International, Inc.
Bruce R. Chizen......................  45    President and Chief Executive Officer of Adobe Systems
                                             Incorporated
Samuel H. Jones, Jr. ................  67    President of S-J Transportation Company
Lennert J. Leader....................  44    President of the Venture Group of AOL Time Warner
                                             Investments
Robert E. Rice.......................  46    Chairman, President and Chief Executive Officer of the
                                             Company

     Except as set forth below, each nominee has been engaged in his principal occupation described above during the past five years. There is no family relationship among any directors or executive officers of the Company.

     Mr. Bennett has been a director of the Company since November 2000. He has been with Computer Associates International, Inc. since 1988 and has been serving as its Senior Vice President of Business Development since April 1997. On February 8, 2000, he became a director of Metastream Corporation (a subsidiary of the Company from its formation in June 1999 until its merger with the Company in November 2000). Mr. Bennett currently serves as a member of the board of directors of I-Storm, Inc. and several private companies.

     Mr. Chizen has been a director of the Company since November 2000. He has been the Chief Executive Officer of Adobe Systems Incorporated since December 2000 and has been the President of Adobe since April 2000. Mr. Chizen joined Adobe in August 1994 as Vice President and General Manager, Consumer Products Division. In December 1997, he was promoted to Senior Vice President and General Manager, Graphic Products Division and in August 1998, Mr. Chizen was promoted to Executive Vice President, Products and Marketing.

     Mr. Jones has been a director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991 and President of S-J Transportation Company, an industrial waste transportation company, since 1971. Mr. Jones is a director of Fulton Financial Corp.

     Mr. Leader has been a director of the Company since November 2000. Mr. Leader became President of the Venture Group of AOL Time Warner Investments upon the merger of America Online, Inc. and Time Warner Inc. in January 2001. Prior to the merger, Mr. Leader served as the President of AOL Investments, a division of America Online, Inc., beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer, and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was a Vice
President -- Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager of Price Waterhouse. Mr. Leader serves as a director of iVillage Inc. and Multex.com, Inc. Mr. Leader graduated with a B.S. in Accounting in 1977 from the University of Baltimore.

     Mr. Rice has been a director of the Company since April 4, 2000. Mr. Rice co-founded Real Time Geometry Corp. and served as its chairman until its sale to the Company in 1996. At the Company, he served as vice president of strategic affairs until September 1999. He has been the President and a director of Metastream Corporation since its formation in June 1999 and has been President and Chief Executive Officer of the Company since April 7, 2000. Before founding Real

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Company's current executive officers as of March 15, 2001:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Robert E. Rice.......................  46    Chairman, President and Chief Executive Officer
Jeffrey J. Kaplan....................  52    Executive Vice President and Chief Financial Officer
David Feldman........................  34    Executive Vice President, Business Development and Chief
                                             Strategist
Anders Vinberg.......................  51    Executive Vice President of Technology, Engineering and
                                             Information Systems
Christopher Gentile..................  42    Executive Vice President, Creative Services
Paul Kadin...........................  47    Executive Vice President, Sales

     Mr. Feldman has been Executive Vice President of Marketing and Chief Strategist of the Company since February 2001. Mr. Feldman served as Vice President of Business Development and Chief Strategist of Metastream from its formation in June 1999 through its merger with the Company in November 2000 and served as Vice President and Chief Strategist at the Company from November 2000 until his appointment to Executive Vice President of Marketing in February 2001. Mr. Feldman served as Vice President, Business Development of the Company in 1999 and had served as Director, Business Development, and Director, Princeton Products Group of the Company from 1997 to 1999. Mr. Feldman served both as Chief Strategist and a member of the board of directors of Specular International from 1995 until its acquisition by the Company in 1997.

     Mr. Kadin has been with the Company since February 2000. His initial responsibilities were Sales, Marketing, and Client Services globally. His current focus is on development of indirect sales channels, key strategic alliances, and international markets for the Company. Prior to joining Viewpoint, Mr. Kadin was President- North America for Customer Dialogue Systems, a Belgian based financial services software provider. During 1996-98, he was Executive Vice President of Dreyfus Corporation in charge of retail investments sales, product management and internet activities. From 1988-1996, Mr. Kadin held senior positions in retail banking at Chase Manhattan. A series of consumer brand management positions from 1975-1987 at Procter and Gamble, Warner Lambert and Sara Lee established Mr. Kadin's marketing background.

     Mr. Kaplan has been the Executive Vice President and Chief Financial Officer of the Company since February 2001. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of Rare Medium Group, Inc. from September 1999 until joining the Company and served as Executive Vice President, Chief Financial Officer and Director of Safety Components International, Inc., a leading manufacturer of airbag cushions and fabric from February 1997 to August 1999. Safety Components filed for bankruptcy on April 10, 2000 and emerged from bankruptcy on October 11, 2000. From October 1993 to February 1997, Mr. Kaplan served as Executive Vice President, Chief Financial Officer and Director of International Post Limited, a leading provider of post-production services for commercial and advertising markets.

     Mr. Gentile has been Executive Vice President, Creative Services of the Company since November 2000. Before the merger of Metastream and Viewpoint, Mr. Gentile served at Metastream as Vice-President of Production from July 1999 through February 2000, and as Managing Director of Professional Services from February 2000 through November 2000. Before joining Metastream, Mr. Gentile founded or co-founded several businesses, including MC Squared Incorporated, a wholly owned consulting company that he founded in 1999 and where he has served as President since that date; Millennium RUS, LLC, a software development company that he founded in 1996 and where he served as President; and

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Abrams Gentile Entertainment, Inc. a developer of consumer products and theme park designs that he co-founded in 1986 and where he served as a partner.

     Mr. Vinberg has been Executive Vice President of Technology at the Company since September 2000. Before this, Mr. Vinberg was Divisional Senior Vice President at Computer Associates International, Inc., a software company, since 1986. In this position, Mr. Vinberg acted as chief architect and was responsible for the architecture of several of Computer Associates' strategic products. Mr. Vinberg also represented Computer Associates on the board of directors of Metastream from October 1999 until its merger with the Company in November 2000.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2000, its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, with the exception of late filings of Initial Statements of Beneficial Ownership of Securities on Form 3 for each of Computer Associates International, Inc., and Paul Kadin. Such forms were subsequently filed with the SEC.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual compensation and long-term compensation awarded during fiscal 1998, 1999 and 2000 to each person who served as the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers as of December 31, 2000 and other executive officers during 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                                        ---------------------------------------       SECURITIES
                                                                                      OTHER           UNDERLYING
                                                                                      ANNUAL           COMPANY
          NAME AND PRINCIPAL POSITION            YEAR    SALARY      BONUS         COMPENSATION        OPTIONS
          ---------------------------            ----   --------   ----------      ------------       ----------
Robert Rice....................................  2000   $275,000   $   65,000       $2,352,132(9)       287,500
  Chairman, President and                        1999    185,000       65,000(5)            --          887,500
  Chief Executive Officer                        1998    173,333      100,000(6)            --          297,500
Mark Zimmer(1).................................  2000    121,201    1,125,000          253,000(10)
  Former President and Chief                     1999    250,000      169,743(7)            --           57,500
  Executive Officer                              1998    239,375       15,000(6)            --           40,000
James A. Abate(2)..............................  2000    141,670       50,000           70,727(11)      990,000
  Former Executive Vice President and
  Chief Financial Officer
Christopher Gentile............................  2000    145,833      100,000               --          115,000
  Executive Vice President,
  Creative Services
Paul Kadin.....................................  2000    155,589       30,000               --          460,000
  Executive Vice President, Sales
Anders Vinberg.................................  2000     66,667           --               --        1,185,000
  Executive Vice President,
  Technology, Engineering and
  Information Systems
John P. Leddy(3)...............................  2000     87,156      355,000           97,500(10)
  Former Senior Vice President,                  1999    177,500       50,000(8)            --           75,000
  Product Development                            1998     57,028       25,000               --          130,000
Jay W. Jennings(4).............................  2000    135,826      125,000           75,000(10)       85,000
  Former Controller                              1999    105,833        7,000               --           22,000
                                                 1998     81,990           --               --

---------------
 (1) Mr. Zimmer served as Chief Technical Officer until his promotion to President and Chief Executive Officer on December 14, 1999. Mr. Zimmer resigned as President and Chief Executive Officer effective April 2000.

 (2) Mr. Abate resigned as Executive Vice President and Chief Financial Officer, effective January 2001.

 (3) Mr. Leddy resigned as Senior Vice President, Product Development, effective June 2000.

 (4) Mr. Jennings resigned as Controller, effective September 2000.

 (5) Represents amount paid in 2000 for services performed in 1999.

 (6) Represents amount paid in 1999 for services performed in 1998.

 (7) Includes $125,000 paid in 1999 for services performed in 2000.

 (8) Includes $15,000 paid in 1999 for services performed in 1998.

 (9) Represents loan forgiveness of $2,321,632, triggered by contractually specified events which occurred during 2000, auto allowance of $30,500.

(10) Represents severance payments.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) Represents imputed income, based on the applicable Federal rate under
     Section 1274(d) of the Internal Revenue Code, with respect to an interest-free loan made by the Company in connection with an employment agreement with Mr. Abate.

OPTION GRANTS

     The following tables set forth information regarding stock options granted to the Named Executive Officers during fiscal year 2000. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of Company common stock.

                         COMPANY OPTION GRANTS IN 2000

                                                         INDIVIDUAL GRANTS
                                       -----------------------------------------------------   POTENTIAL REALIZABLE VALUES
                                       NUMBER OF     PERCENT OF                                  AT ASSUMED ANNUAL RATES
                                       SECURITIES   TOTAL OPTIONS                              OF STOCK PRICE APPRECIATION
                                       UNDERLYING    GRANTED TO                                      FOR OPTION TERM
                                        OPTIONS     EMPLOYEES IN    EXERCISE OR   EXPIRATION   ---------------------------
                NAME                   GRANTED(1)    FISCAL YEAR    BASE PRICE       DATE           5%            10%
                ----                   ----------   -------------   -----------   ----------   ------------   ------------
Robert E. Rice.......................    287,500         5.3%          $2.61       6/29/10      $  471,907     $1,195,904
Mark Zimmer..........................         --                          --         --                 --             --
John P. Leddy........................         --                          --         --                 --             --
Jay W. Jennings......................         --                          --         --                 --             --
James A. Abate.......................    690,000        12.7%          $4.35                     1,887,627      4,783,618
                                         100,000         1.8%          $8.13                       510,997      1,294,916
Anders Vinberg.......................    150,000         2.8%          $8.54       9/7/10          805,614      2,041,584
                                       1,035,000        19.0%          $4.35       9/7/10        2,831,441      7,175,427
Christopher Gentile..................    115,000         2.1%          $5.65       2/22/10         408,624      1,035,534
Paul Kadin...........................    460,000         8.4%          $2.61       2/22/10         755,051      1,913,447

---------------
(1) Generally, 20% of the shares subject to the options vest on the date of grant, 20% vest on the first anniversary of the date of grant and one thirty-sixth vests each month thereafter.

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

     Non-employee directors participate in the Company's 1995 Director Option Plan (the "Director Plan"). Under the Director Plan, each non-employee director who joins the Board in the future will automatically be granted a non statutory option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director, including current non-employee directors, automatically receives a no statutory option to purchase 5,000 shares of Common Stock on January 1 of each year, provided the director has been a member of the Board for at least six months. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. The 20,000 share grant vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the remaining option

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

shares per month thereafter, provided the optionee remains a director of the Company. The 5,000 share grant vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan.

     In January 2000, Messrs. Bert Kolde, Gary Lauer, Jones and Lane were each granted an option to purchase 5,000 shares of Common Stock under the Director Plan at an exercise price of $9.00 per share. For their participation as directors of Metastream Corporation, in January 2000, Mr. Jones and Dr. Morgan were each granted an option to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. Additionally, for his participation as a director of Metastream Corporation, in February 2000, Mr. Lane was granted an option to purchase 75,000 shares of Common Stock of Metastream Corporation under the Metastream Stock Option Plan at an exercise price of $1.00 per share. The 75,000 share grants vest one-fifth of the option shares on the date of grant, one-fifth of the option shares at the end of the first year and one-thirty-sixth of the option shares per month thereafter. On November 28, 2000, Messrs. Bennett, Chizen and Leader were each granted an option to purchase 20,000 shares of Common Stock under the Director Plan at an exercise price of $5.75 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     From January 1, 2000 through November 28, 2000, the Compensation Committee (the "Committee") of the Board of Directors consisted of Messrs. Jones and Lane. Since November 28, 2000, the Compensation Committee has consisted of Messrs. Bennett, Chizen, and Jones. None of the members of the Compensation Committee was an officer or employee of the Company. No interlocking relationship exists between any member of the Company's Compensation Committee and any member of any other company's board of directors or compensation committee.

     The following table sets forth information with respect to options to purchase Company common stock exercised during fiscal 2000 by the Named Executive Officers and the value of unexercised options at December 31, 2000.

       COMPANY OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                      OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                       SHARES                      DECEMBER 31, 2000           DECEMBER 31, 2000(1)
                                     ACQUIRED ON    VALUE     ---------------------------   ---------------------------
               NAME                   EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
               ----                  -----------   --------   -----------   -------------   -----------   -------------
Robert E. Rice.....................        --            --     827,269        732,396      $2,191,260     $2,691,509
Mark Zimmer........................    87,734      $373,245          --             --         262,631             --
John P. Leddy......................    35,000       419,375      43,333             --          50,702             --
Jay W. Jennings....................    18,000       138,161      57,500             --         262,631             --
James A. Abate.....................        --            --          --             --              --             --
Anders Vinberg.....................        --            --     448,500        736,500         487,744        637,819
Christopher Gentile................        --            --     129,375        208,125         380,815        407,078
Paul Kadin.........................        --            --      92,000        368,000         260,130      1,040,520

---------------
(1) The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Company common stock at December 31, 2000 ($5.44).

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

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                                                  NUMBER OF SHARES
                                                  -------------------------------------------------
                                                                                         COMMON
                                                                                         STOCK
                                                                                          AND         PERCENTAGE OF
            NAME OF BENEFICIAL OWNER              COMMON STOCK   VESTED OPTIONS(1)   VESTED OPTIONS     TOTAL(2)
            ------------------------              ------------   -----------------   --------------   -------------
Computer Associates.............................   6,235,000                --         6,235,000          11.3
James Crabbe....................................   3,300,000                           3,300,000           8.6
West Highland Capital, Inc. (3).................   3,200,000                --         3,200,000           8.4
RS Management Co. LLC (4).......................   1,895,000                --         1,895,000           5.0
Samuel H. Jones, Jr.............................     980,055           141,500         1,121,555           2.9
Robert Rice.....................................          --           982,060           982,060           2.2
Thomas Bennett (5)..............................          --                --                --            --
Bruce R. Chizen (6).............................          --                --                --            --
Lennert J. Leader (7)...........................          --                --                --            --
Mark Zimmer.....................................          --                --                --             *
John P. Leddy...................................          --            43,333            43,333             *
Jay W. Jennings.................................          --            57,500            57,500             *
David Feldman...................................          --           229,541           229,541             *
Anders Vinberg..................................          --           534,750           534,750             *
Christopher Gentile.............................          --           157,500           157,500             *
Paul Kadin......................................          --           199,333           199,333             *
All directors and executive officers as a group
  (13 persons)..................................     980,055         2,345,517         3,325,572           8.2%

---------------
 *  Percentage of shares beneficially owned is less than one percent of total.

(1) Represents shares issuable upon exercise of options to purchase Company common stock that are exercisable within 60 days of March 15, 2001.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within sixty (60) days of March 15, 2001 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage ownership is based on 38,187,658 shares of Common Stock outstanding on March 15, 2001.

(3) According to information contained in a Schedule 13G/A filing dated as of January 30, 2001, West Highland Capital, Inc., a registered investment advisor, beneficially own 3,200,000 shares of the Company's common stock, and has the shared power to vote or to direct the vote of 3,200,000 shares of the Company's common stock; West Highland Partners, L.P., an investment limited partnership, beneficially owns 2,477,996 shares of the Company's common stock, and has the shared power to vote or to direct the vote of 2,447,996 shares of the Company's common stock; Estero Partners, LLC, which is a general partner in West Highland Partners, L.P. (along with West Highland Capital, Inc.), beneficially owns 2,991,988 shares of the Company's common stock, and has the shared power to vote or direct the vote of 2,991,988 shares of the Company's common stock; and Lang H. Gerhard, the sole shareholder of West Highland Capital, Inc. and the manager of Estero Partners, LLC , beneficially owns 3,200,000 shares of the Company's common stock, and has the shared power to vote or to direct the vote of 3,200,000 shares of the Company's stock.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) According to information contained in a Schedule 13G filing dated as of February 15, 2001, R.S. Investment Management, L.P., a registered investment advisor, beneficially owns 1,895,000 shares of the Company's common stock and has shared power to vote or to direct the vote of 1,895,000 shares of the Company's common stock; and RS Investment Management Co. LLC, a holding company, beneficially owns 1,895,000 shares of the Company's common stock, and has the shared power to vote or to direct the vote 1,895,000 of the Company's common stock.

(5) Mr. Bennett is Senior Vice President, Computer Associates International, Inc., which owns 6,235,000 shares of Company common stock. Mr. Bennett disclaims beneficial ownership of the shares owned by Computer Associates.

(6) Mr. Chizen is the President and Chief Executive Officer of Adobe Systems Incorporated which owns 1,725,000 shares of Company common stock. Mr. Chizen disclaims beneficial ownership of the shares owned by Adobe Systems.

(7) Mr. Leader is President of the Venture Group of AOL Time Warner Investments, a division of AOL Time Warner Inc. AOL Time Warner Inc. owns 1,725,000 shares of Company common stock. Mr. Leader disclaims beneficial ownership of the shares owned by AOL Time Warner Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has employment agreements with Messrs. Rice, Kaplan, Vinberg, Kadin and Gentile. The Company's employment agreement with Mr. Rice provides for his employment through December 31, 2001 at an annual base salary of $275,000. In addition, under the agreement, the Company has granted Mr. Rice a stock option to purchase 287,500 shares of the Company's common stock at a price of $2.61 per share. Twenty percent (20%) of the option vests over a four-year period, with 20% of the total grant vesting on the date of grant, 20% vesting on the first anniversary of the date of grant and the remainder vesting at the rate of 1/36th per month thereafter.

     Mr. Rice obtained a $1,000,000 non-recourse loan from the Company MetaCreations in 1996 concurrently with the acquisition by the Company of Mr. Rice's interest in Real Time Geometry Corp. Pursuant to the terms of Mr. Rice's employment contract, in connection with the merger of the Company and Metastream, the Company forgave the loan and accrued interest thereon and paid to Mr. Rice a "gross-up" payment in the amount of $1,077,000 to reimburse him for any Federal or state taxes that he may be required to pay as a result of the forgiveness of the loan or as a result of the "gross-up" payment.

     Mr. Rice's employment agreement provides that if his employment is terminated by the Company without cause (as defined in the agreement), or by Mr. Rice for good reason (as defined), he will be entitled to (1) immediate vesting of all of his unvested Company stock options, (2) severance pay equal to his annual base salary and annual bonus through December 31, 2001, and (3) continuation of medical and certain other benefits.

     The Company's employment agreement with Mr. Kaplan provides for his employment, beginning February 15, 2001 and continuing for three years after that date, at a base salary of $250,000 per year. Mr. Kaplan is entitled to participate in the Company's Executive Incentive Compensation plan and is guaranteed a bonus of at least $100,000 under that Plan at the end of his first year of employment. Under the employment agreement, upon the commencement of his employment, Mr. Kaplan also received a signing bonus of $50,000 and a stock option to purchase 500,000 shares of the Company's common stock. The stock option has an exercise price of $6.12 per share, which was the closing price of the Company's common stock on the day before Mr. Kaplan commenced employment, and vests over a four-year period, with 25% of the shares vesting on February 15, 2002 and the balance vesting at the rate of 1/36th per month.

     The employment agreement also entitles Mr. Kaplan to two loans of $375,000 each from the Company. Mr. Kaplan is entitled to the first loan at any time after commencing employment but has not yet requested the Company make that loan. Mr. Kaplan will be entitled to request the second loan at any time after February 15, 2002. Each loan will bear interest at the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day it is made. The loans will be secured solely by Mr. Kaplan's stock options in the Company and are non-recourse to Mr. Kaplan, unless the Company fires Mr. Kaplan for cause (as defined) or Mr. Kaplan quits without good reason (as defined), in which case the loans will become fully recourse to him.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Mr. Kaplan's employment agreement provides that if there is a change of control (as defined in the agreement) of the Company, or if he is fired without cause (as defined) or quits his job for good reason (as defined), he will be entitled to (1) immediate vesting of the Company stock option described above,
(2) forgiveness of the two loans described above (and if the second loan has not yet been made at that time, he will be entitled to a special bonus in the amount of $375,000) and (3) severance pay equal to two times his annual base salary.

     The Company's employment agreement with Mr. Vinberg provides for his employment at a base salary of $200,000 per year. Under the employment agreement, Mr. Vinberg also received a stock option to purchase 1,035,000 shares of the Company's common stock at an exercise price of $4.35 per share. Twenty percent (20%) of the shares subject to the option vest on his hire date, 20% vest on the first anniversary of his hire date, and the balance vesting at the rate of 1/36th per month. In recognition of Mr. Vinberg's service as a director of Metastream, the Company has agreed that, for purposes of vesting of this option, the option will vest as though Mr. Vinberg's hire date was October 5, 1999 if Mr. Vinberg remains employed by the Company at least until February 28, 2001. Mr. Vinberg also received an additional stock option to purchase 172,500 shares of the Company's common stock at an exercise price of $8.56 per share. This additional option vests over a four-year period, with 25% vesting on September 6, 2002 and the balance vesting at the rate of 1/36th per month. In the event of a change of control of the Company (as defined), both of these stock options will vest immediately.

     The employment agreement also entitles Mr. Vinberg to a non-recourse loan of $200,000, although Mr. Vinberg has not yet requested the Company to make that loan. The loan, if made, will bear interest at the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day the loan is made. The loan will be secured solely by Mr. Vinberg's stock options in the Company and will be non-recourse to Mr. Vinberg.

     Mr. Vinberg's employment agreement provides that for the first three years of his employment, if he is fired by the Company after a change of control (as defined) or without cause (as defined), or if he quits for good reason (as defined), he will be entitled to base salary continuation, including medical benefits, for six months following his termination.

     Mr. Kadin's employment agreement with the Company calls for his employment at a starting base salary of $185,000 per year, along with an anticipated annual bonus of $35,000 for his first year of employment and future bonuses as determined by the Board of Directors. Mr. Kadin also received a signing bonus of $30,000 and a stock option to purchase 460,000 shares of the Company's common stock at an exercise price of $2.61 per share. This option vests over a four-year period, with 20% vesting on the date of hire, 20% vesting on the first anniversary of his hire date and the balance vesting at the rate of 1/36th per month. Mr. Kadin's employment agreement provides that if the Company fires him without cause (as defined), he will be entitled to a severance payment equal to six months of his then-current base salary.

     Mr. Gentile's employment agreement with the Company provides for a starting base salary of $125,000 per year. In addition, pursuant to the employment agreement, Mr. Gentile received a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $5.75 per share. This stock option vests over a four-year period, with 25% of the total grant vesting on the first anniversary of the date of grant and the remainder vesting at the rate of 1/36th per month. In lieu of bonuses to which Mr. Gentile was entitled under the terms of the employment agreement, the Company issued to Mr. Gentile in September 2000 an additional stock option to purchase 115,000 additional shares of the Company's common stock at an exercise price of $5.65 per share. This additional option also vests over a four-year period, with 20% of the total grant vesting on the date of grant, 20% vesting on the first anniversary of the date of grant and the remainder vesting at the rate of 1/36th per month. Mr. Gentile also received a stock option to purchase 172,500 shares of the Company's common stock at an exercise price of $0.87 per share.

     Prior to Mr. Abate's resignation, the Company had an employment agreement with him. That employment agreement called for his employment at a base salary of $200,000 per year, along with a targeted annual bonus of $50,000 for his first year of employment and future bonuses as determined by the Board of Directors. Mr. Abate also received 200,000 restricted shares of the Company's common stock, a stock option to purchase 690,000 shares of the Company's common stock at an exercise price of $4.35 per share, and an additional stock option to purchase 100,000 shares of the Company's common stock at an exercise price of $8.12 per share. Mr. Abate forfeited his restricted stock and his stock options upon his resignation.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition, under his employment agreement, Mr. Abate received an interest-free loan of $1,500,000 from the Company. This loan was secured by Mr. Abate's restricted stock and stock options and was repayable at the Company's demand upon the termination of Mr. Abate's employment. The Company has demanded repayment of this loan by Mr. Abate. Mr. Abate, however, has refused to repay the loan, asserting that the loan was non-recourse to him and was secured solely by his restricted stock and stock options. The Company believes that Mr. Abate's assertion is entirely without merit, and that the loan is fully recourse to Mr. Abate and the Company intends to enforce repayment by Mr. Abate using all available legal means.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements and Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 25 of this Report.

     2. Exhibits.

        Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1 Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation
       (incorporated by reference from Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2, filed on
       December 11, 1995, as amended (File No. 33-98628LA))
2.2    Stock Purchase Agreement between the Registrant and Real
       Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant's Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
2.3    Agreement and Plan of Reorganization, dated as of February
       11, 1997, among MetaTools, Inc., a Delaware corporation,
       Fractal Design Corporation, a Delaware corporation, and Rook
       Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant's Registration Statement on Form
       S-4, filed on April 28, 1997 (File No. 333-25939))
2.4    Agreement and Plan of Merger among Fractal Design
       Corporation, a California corporation, and Rook Acquisition
       Corp., a Delaware corporation, dated as of May 29, 1997
       (incorporated by reference from Exhibit 2.2 to the Registrant's Form 8-K, filed on June 13, 1997 (File No.
       000-27168))
2.5    Stock Purchase Agreement, dated as of August 23, 2000, by
       And between the Registrant and Computer Associates
       International, Inc. (incorporated by reference from Exhibit
       2.1 to the Registrant's Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

        Exhibit No. 3: Articles of Incorporation and Bylaws

3.1    Restated Certificate of Incorporation of Registrant
       (incorporated by reference from Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1995, filed on March 30, 1996 (File No.
       000-27168))
3.2    Certificate of Amendment of Restated Certificate of
       Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant's Form 8-K, filed on June 13,
       1997 (File No. 000-27168))
3.3    Bylaws of Registrant, as amended on July 24, 1998
       (incorporated by reference from Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

        Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1    Specimen of Common Stock Certificate of Registrant
       (incorporated by reference from Exhibit 2.4 to the Registrant's Form 8-K, filed on June 13, 1997 (File No.
       000-27168))

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.2    Amended and Restated Rights Agreement, dated as of June 24,
       1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant's Form 8-A/A, filed on October 29, 1999 (File
       No. 000-27168))
4.3 Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant's Form 8-A/A, filed on December 5, 2000
       (File No. 000-27168))

        Exhibit No. 10: Material Contracts
        Executive Compensation Plans and Agreements

10.1   1992 Incentive Stock Plan (incorporated by reference from
       Exhibit 10.3 to the Registrant's Registration Statement on
       Form SB-2, filed on December 11, 1995, as amended (File No.
       33-98628LA))
10.2   1994 Incentive Stock Option, Non-Qualified Stock Option and
       Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File
       No. 33-98628LA))
10.3   1995 Stock Plan, as amended on November 28, 2000
10.4   1995 Director Option Plan (incorporated by reference from
       Exhibit 10.7 to the Registrant's Registration Statement on
       Form SB-2, filed on December 11, 1995, as amended (File No.
       33-98628LA))
10.5   1996 Dive Option Plan (incorporated by reference from
       Exhibit 10.23 to the Registrant's Registration Statement on
       Form S-8, filed on December 3, 1996 (File No. 333-17209))
10.6   1996 Nonstatutory Stock Option Plan, as amended on June 29,
       1999 (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on
       September 9, 1999 (File No. 333-86817))
10.7 Letter Agreement between the Registrant and Mark Zimmer, dated December 10, 1999 (incorporated by reference from Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.8   Letter Agreement between the Registrant and Terance
       Kinninger, dated December 10, 1999 (incorporated by reference from Exhibit 10.12 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.9 Letter Agreement between the Registrant and John Leddy, dated December 12, 1999 (incorporated by reference from Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.10  Employment Agreement between the Registrant and Gary L.
       Lauer dated February 20, 1998 (incorporated by reference from Exhibit 10.38 to the Registrant's Annual Report on Form
       10-K for the year ended December 31, 1997, filed on March
       31, 1998 (File No. 000-27168))
10.11  Amendment to Employment Agreement between the Registrant and
       Gary L. Lauer dated July 16, 1998 (incorporated by reference from Exhibit 10.39 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File
       No. 000-27168))

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.12 Letter Agreement between the Registrant and Gary Lauer, dated December 31, 1999 (incorporated by reference from Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.13  Severance Agreement and Release between the Registrant and
       Kai Krause, dated May 1, 1999 (incorporated by reference from Exhibit 10.20 to the Registrant's Annual Report on Form
       10-K for the year ended December 31, 1999, filed on March
       30, 2000 (File No. 000-27168))
10.14  Amended Employment Agreement between the Registrant and
       Robert E. Rice dated June 29, 2000 (incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))
10.15 Letter Agreement between the Registrant and James A. Abate, dated March 28, 2000 (incorporated by reference from Exhibit
       10.1 to the Registrant's Form 10-Q for the quarter ended
       June 30, 2000, filed on August 21, 2000 (File No.
       000-27168))
10.16 Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30,
       2000, filed on November 14, 2000 (File No. 000-27168))
10.17  Letter Agreement between the Registrant and Jeffrey J.
       Kaplan, dated January 29, 2001
10.18 Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000
10.19  Letter Agreement between the Registrant and Christopher
       Gentile, dated June 25, 1999

        Other Material Contracts

10.20  Form of Indemnification Agreement for Executive Officers and
       Directors (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.21 Licensing and Services Agreement dated June 30, 1999 by and among MetaStream.com Corporation, Computer Associates
       International, Inc. and Registrant (incorporated by reference from Exhibit 10.26 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.22 Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates
       International, Inc. and Registrant (incorporated by reference from Exhibit 10.27 to the Registrant's Annual
       Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.23  Agreement for Purchase and Sale of Assets, dated March 24,
       2000, by and among the Registrant, Corel Corporation and Corel Corporation Limited
10.24  Series A Preferred Stock Purchase Agreement and Related
       Exchange Agreement between the Registrant and American
       Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on
       Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.25      Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the
           Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant's Form 10-Q for the quarter ended September 30,
           2000, filed on November 14, 2000 (File No. 000-27168))
10.26      Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and
           Computer Associates International, Inc. (incorporated by reference from Annex A to the
           Registrant's Proxy Statement filed on October 31, 2000 (File No. 000-27168))

        Exhibit No. 21: Subsidiaries of the Registrant

21.1   Listing of Registrant's Subsidiaries

        Exhibit No. 23: Consents of Experts and Counsel

23.1   Consent of PricewaterhouseCoopers LLP, Independent
       Accountants

        Exhibit No. 24: Power of Attorney

24.1 Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

     (b) Reports on Form 8-K

     On November 1, 2000, the Registrant filed a report on Form 8-K to file copies of the promissory notes issued by the Registrant to Computer Associates International, Inc. as partial consideration for the acquisition by the Registrant of all the outstanding capital stock of Viewpoint Digital, Inc. On November 22, 2000, the Registrant filed a report on Form 8-K to file financial information and pro forma financial information relating to the acquisition of Viewpoint Digital, Inc.

     (c) Exhibits

        See Item 14(a)(2) above.

     (d) Financial Statement Schedule

        See Item 14(a)(1) above.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 2001.

                                      VIEWPOINT CORPORATION

                                      By:        /s/ ROBERT E. RICE
                                        ----------------------------------------
                                                     Robert E. Rice
                                         President and Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey J. Kaplan and Brian J. O'Donoghue, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

                             VIEWPOINT CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

                     SIGNATURE                                         TITLE                           DATE
                     ---------                                         -----                           ----
                /s/ ROBERT E. RICE                            Director, President and             March 30, 2001
---------------------------------------------------           Chief Executive Officer
                  Robert E. Rice                           (Principal Executive Officer)

               /s/ JEFFREY J. KAPLAN                       Executive Vice President and           March 30, 2001
---------------------------------------------------           Chief Financial Officer
                 Jeffrey J. Kaplan                         (Principal Financial Officer)

                 /s/ ANTHONY PANE                          Vice President and Controller          March 30, 2001
---------------------------------------------------       (Principal Accounting Officer)
                   Anthony Pane

                /s/ THOMAS BENNETT                                   Director                     March 30, 2001
---------------------------------------------------
                  Thomas Bennett

                /s/ BRUCE R. CHIZEN                                  Director                     March 30, 2001
---------------------------------------------------
                  Bruce R. Chizen

             /s/ SAMUEL H. JONES, JR.                                Director                     March 30, 2001
---------------------------------------------------
               Samuel H. Jones, Jr.

                                                                     Director
---------------------------------------------------
                 Lennert J. Leader