Form 10-Q
period 2001-03-31
VIEWPOINT CORP/NY/
filed 2001-05-15
CIK 919794

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                Yes [X]  No [ ]

     As of May 2, 2001, there were outstanding 38,120,621 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             VIEWPOINT CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    3
          Consolidated Balance Sheets -- March 31, 2001 (unaudited)
          and December 31, 2000
          Consolidated Statements of Operations -- Three months ended
          March 31, 2001 and 2000 (unaudited)
          Consolidated Statements of Cash Flows -- Three months ended
          March 31, 2001 and 2000 (unaudited)
          Notes to Consolidated Financial Statements
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   13
PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................   14
SIGNATURES............................................................   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VIEWPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2001            2000
                                                              ------------    ------------
                                                              (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   8,174       $  13,320
  Marketable securities.....................................      20,216          15,713
  Accounts receivable, net..................................       2,486           2,101
  Notes receivable from related parties, net................         750           1,620
  Prepaid expenses and other current assets.................       2,174           1,957
  Current assets related to discontinued operations.........         162           5,662
                                                               ---------       ---------
          Total current assets..............................      33,962          40,373
Property and equipment, net.................................       5,607           5,622
Goodwill and other intangibles..............................      51,771          56,111
Other assets................................................         154             179
Non-current assets related to discontinued operations.......         114             114
                                                               ---------       ---------
          Total assets......................................   $  91,608       $ 102,399
                                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   2,644       $   3,402
  Accrued expenses..........................................       1,098             861
  Deferred revenues.........................................         754             636
  Accrued incentive compensation............................         545             546
  Current liabilities related to discontinued operations....         828             615
                                                               ---------       ---------
          Total current liabilities.........................       5,869           6,060

Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares
  authorized-none issued and outstanding at March 31, 2001
  and December 31, 2000.....................................          --              --
Common stock, $.001 par value; 75,000 shares
  authorized -- 38,028 and 37,964 shares issued and
  outstanding at March 31, 2001 and December 31, 2000,
  respectively..............................................          38              38
Paid-in capital.............................................     264,968         264,698
Deferred compensation.......................................     (20,411)        (22,595)
Treasury stock at cost; 160 shares at March 31, 2001........      (1,015)             --
Accumulated other comprehensive income......................          22              12
Accumulated deficit.........................................    (157,863)       (145,814)
                                                               ---------       ---------
          Total stockholders' equity........................      85,739          96,339
                                                               ---------       ---------
          Total liabilities and stockholders' equity........   $  91,608       $ 102,399
                                                               =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------    -------
Revenues:
  Licenses..................................................  $  1,908    $    25
  Services..................................................       883        137
                                                              --------    -------
          Total revenues....................................     2,791        162
Cost of revenues............................................       906         --
                                                              --------    -------
          Gross profit......................................     1,885        162
                                                              --------    -------
Operating expenses:
  Sales and marketing (excluding non-cash stock-based
     compensation charges totaling $596 in 2001 and $2,554
     in 2000)...............................................     4,579      1,104
  Research and development (excluding non-cash stock-based
     compensation charges totaling $740 in 2001 and $979 in
     2000)..................................................     1,319        677
  General and administrative (excluding non-cash stock-based compensation charges totaling $407 in 2001 and $323 in
     2000)..................................................     2,165      1,488
  Non-cash stock-based compensation charges.................     1,743      3,856
  Amortization of goodwill and other intangibles............     4,137         38
  Depreciation..............................................       415         92
                                                              --------    -------
          Total operating expenses..........................    14,358      7,255
                                                              --------    -------
Loss from operations........................................   (12,473)    (7,093)
Other income................................................       424        521
                                                              --------    -------
Loss before minority interest in loss of subsidiary.........   (12,049)    (6,572)
Minority interest in loss of subsidiary.....................        --        685
                                                              --------    -------
Net loss from continuing operations.........................   (12,049)    (5,887)
Income on disposal of discontinued operations...............        --      1,265
                                                              --------    -------
Net loss....................................................  $(12,049)   $(4,622)
                                                              ========    =======
Basic and diluted net loss per share:
  Net loss per common share from continuing operations......  $  (0.32)   $ (0.22)
  Net income per common share from discontinued
     operations.............................................        --       0.05
                                                              --------    -------
          Net loss per common share.........................  $  (0.32)   $ (0.17)
                                                              ========    =======
Weighted average number of shares outstanding -- basic and
  diluted...................................................    37,985     26,804
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

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(12,049)   $ (4,622)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Net income on disposal of discontinued operations.........        --      (1,265)
  Amortization of deferred compensation.....................     1,743       3,856
  Depreciation and amortization.............................     4,552         130
  Reserve of notes receivable...............................      (145)         --
  Minority interest in loss of subsidiary...................        --        (685)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (182)        111
     Prepaid expenses and other assets......................      (192)        711
     Accounts payable.......................................      (758)        389
     Accrued expenses.......................................       237         (65)
     Deferred revenues......................................       272        (183)
     Net cash provided by (used) in discontinued
      operations............................................     5,713      (5,241)
                                                              --------    --------
       Net cash used in operating activities................      (809)     (6,864)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment.........................      (400)     (1,250)
Purchases of marketable securities..........................   (17,328)    (26,442)
Proceeds from maturities of marketable securities...........    12,850      30,100
Repayment of notes receivable from related party............        --       1,000
Net cash used in discontinued operations....................        --         (84)
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................    (4,878)      3,324
CASH FLOWS FROM FINANCING ACTIVITIES
Collection of subscription receivable related to subsidiary
  common stock..............................................        --       1,000
Proceeds from exercise of stock options.....................       556       9,363
                                                              --------    --------
       Net cash provided by financing activities............       556      10,363
Effect of exchange rates on cash............................       (15)          8
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........    (5,146)      6,831
Cash and cash equivalents at beginning of period............    13,320       4,480
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  8,174    $ 11,311
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

UNAUDITED INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements include the accounts of Viewpoint Corporation and its subsidiaries (collectively "Viewpoint" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended March 31, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for the three years in the period ended December 31, 2000, as filed on Form 10-K.

     Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2, "Software Revenue Recognition," as amended. Accordingly, revenue from software arrangements involving multiple elements (e.g., software products, upgrades/enhancements, post contract customer support, etc.) is allocated to each element based on the relative fair value of the elements. The determination of fair value is based on objective evidence, which is specific to the Company.

     License Revenue is recognized over the term of the license in a time-based broadcast license model and up-front in a perpetual broadcast license model.

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

2. NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

                             VIEWPOINT CORPORATION

3. DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,265,000 during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) on disposal of discontinued operations.

4. RELATED PARTY TRANSACTIONS

     In connection with the acquisition of Real Time Geometry Corp. ("RTG") in December 1996, the Company entered into a noncompetition agreement with one of RTG's founders who was a former executive of the Company. In addition, the Company loaned $2,000,000 to the former executive. The loan, which accrued interest semi-annually at 5.67% and was payable on January 15, 2001, was collateralized by shares of common stock of the Company owned by the former executive. As of December 31, 2000, the Company recorded a reserve against the loan in the amount of $1,442,000, which represented the unsecured portion of the loan as of December 31, 2000. The former executive defaulted on the loan and the Company took possession of the collateral on January 16, 2001. As a result, the Company recorded treasury stock based on the closing price of the Company's common stock on January 16, 2001.

5. SUBSEQUENT EVENTS

     On April 19, 2001, the Company entered into an agreement with Computer Associates International. Inc. ("Computer Associates") regarding, among other things, the waiver of transfer restrictions applicable to shares received by Computer Associates under the Exchange Agreement, dated as of August 10, 2000, between the Company and Computer Associates (the "Exchange Agreement") to enable Computer Associates to sell 1,000,000 shares of Viewpoint common stock to a third party in a private transaction. The Company agreed to register the 1,000,000 shares under the Securities Act of 1933. Under the agreement entered into on April 19, 2001, Computer Associates agreed to accept newly-issued shares of Viewpoint common stock in partial repayment of a promissory note due June 8, 2001 and issued by the Company in connection with its acquisition of all of the outstanding capital stock of Viewpoint Digital Inc.

     On May 9, 2001, the Company and Computer Associates entered into a subsequent agreement (the "Agreement") under which, among other things:

     - The Company agreed to waive transfer restrictions applicable to an additional 2,400,000 unregistered shares (the "Shares") of the Company's common stock received by Computer Associates in accordance with the Exchange Agreement to enable Computer Associates to transfer the Shares to third parties in private transactions;

     - The Company agreed to register the Shares under the Securities Act of 1933; and

     - Computer Associates agreed to accept, at the Company's election, either cash or newly-issued, unregistered shares of Viewpoint common stock in repayment of (a) any additional amounts due under the promissory note due June 8, 2001, (b) any amounts due under the agreement entered into on April 19, 2001, and, (c) to the extent Computer Associates realizes proceeds from the sale of the Shares as well as the shares sold by Computer Associates under the agreement entered into on April 19, 2001 in excess of the amounts due under clauses (a) and (b), in repayment of a promissory note due April 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

     The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for the three years in the period ended December 31, 2000, as filed on Form 10-K.

OVERVIEW

     Viewpoint Corporation, a Delaware corporation ("Viewpoint" or the "Company") is focused on providing digital marketing technologies and services for creating and deploying virtual products centered on the Company's Viewpoint Experience Technology for marketing and e-commerce on the Web environment.

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

     In June 1999, the Company increased its commitment to the development of rich media internet technologies and formed Metastream.com Corporation ("Metastream") to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates International, Inc. ("Computer Associates") holding the remaining 20% equity interest. This 20% interest was acquired by the Company in November 2000.

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

     In light of its recent change in strategic focus, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of March 31, 2001, had an accumulated deficit of $157,863,000.

OPERATING RESULTS

REVENUES

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                            2001      % CHANGE     2000
                                                           -------    ---------    -----
                                                              (DOLLARS IN THOUSANDS)
Total revenues...........................................  $2,791       1,623%     $162

     Total revenues of $2,791,000 for the three months ended March 31, 2001 were comprised of $1,908,000 in license fees and $883,000 in fee-based professional services. Total revenues of $162,000 for the three months ended March 31, 2000 were comprised of $25,000 in license fees and $137,000 in fee-based professional services.

COST OF REVENUES

                                                            THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------
                                                            2001      % CHANGE      2000
                                                           -------    ---------    ------
                                                               (DOLLARS IN THOUSANDS)
Cost of revenues.........................................  $  906         N/A      $  --
As % of net revenues.....................................      32%                    --%

     Cost of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services.

SALES AND MARKETING (EXCLUDING NON-CASH STOCK- BASED COMPENSATION CHARGES TOTALING $596 IN 2001 AND $2,554 IN 2000)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2001     % CHANGE     2000
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
Sales and marketing.....................................  $4,579       315%     $1,104
As % of net revenues....................................     164%                  682%

     Sales and marketing expenses consist primarily of salaries and benefits, consulting fees, travel expenses, advertising and tradeshow costs related to the Company's sales and marketing efforts. The 315% increase in sales and marketing, is primarily due to an increase in salaries and benefits, recruiting fees and travel expenses related to an increase in personnel.

RESEARCH AND DEVELOPMENT (EXCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $740 IN 2001 AND $979 IN 2000)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                            2001      % CHANGE     2000
                                                           -------    ---------    -----
                                                              (DOLLARS IN THOUSANDS)
Research and development.................................  $1,319          95%     $677
As % of net revenues.....................................      47%                  418%

     The 95% increase in research and development expenses is primarily due to an increase in salaries and benefits related to increased internal development personnel in connection with the further development of Viewpoint Experience Technology. The Company expects research and development expenses to continue to increase in future periods, but such expenses may vary as a percentage of net revenues.

GENERAL AND ADMINISTRATIVE (EXCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $407 IN 2001 AND $323 IN 2000)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2001     % CHANGE     2000
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
General and administrative..............................  $2,165        45%     $1,488
As % of net revenues....................................      78%                  919%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits costs related to finance and administration personnel along with other administrative costs such as legal, accounting, investor relations, and insurance expense. The 45% increase in general and administrative expenses is primarily attributable to an increase in salaries and benefits costs related to an increase in personnel.

NON-CASH STOCK-BASED COMPENSATION CHARGES

     In connection with the grant of stock options in Metastream to certain employees and non-employee directors during 1999 and 2000, the Company recorded deferred compensation representing the difference between the fair value of Metastream's common stock and the exercise price of the options at the date of grant. Stock-based compensation expense is recognized over the vesting schedule of the underlying options.

     Stock based compensation decreased from $3,856,000 for the three months ended March 31, 2000 to $1,743,000 for the three months ended March 31, 2001. The decrease is primarily attributable to vesting on certain options granted below fair value during the three months ended March 31, 2000 and the forfeiture of employee stock options. The Company does not anticipate issuing additional options below fair market value.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

     Amortization of goodwill and other intangibles, which increased from $38,000 during the three months ended March 31, 2000 to $4,137,000 during the months ended March 31, 2001, is primarily attributable to the amortization of intangibles recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream.

DEPRECIATION

     Depreciation increased from $92,000 for the three months ended March 31, 2000 to $415,000 for the three months ended March 31, 2001. This increase is primarily the result of property and equipment additions during 2000 and 2001.

OTHER INCOME

     Other income, which decreased from $521,000 during the three months ended March 31, 2000 to $424,000 during the three months ended March 31, 2001, primarily consists of interest and investment income on cash and marketable securities. As a result, other income fluctuates with changes in the Company's cash and marketable securities balances and market interest rates.

MINORITY INTEREST IN LOSS OF SUBSIDIARY

     Metastream, originally a joint initiative between the Company and Computer Associates, was formed in June 1999. For financial reporting purposes, the assets, liabilities and operations of Metastream were included in the Company's consolidated financial statements. Computer Associates and another minority shareholder's combined 20% interest in Metastream was recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their combined 20% interest were reported as minority interest in the Company's consolidated statements of operations. In November 2000, the Company acquired the minority interest in Metastream by issuing approximately 5,578,000 shares of Company common stock in exchange for 4,850,000 shares of Metastream common stock.

DISCONTINUED OPERATIONS

     In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

     The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,265,000 during the three months ended March 31, 2000 as a result of better than expected net revenues during the quarter from the discontinued business. The provision for loss on disposal of discontinued operations is an estimate and subject to change. Changes in estimates will be accounted for prospectively and included in income (loss) on disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments totaled $28,390,000 at March 31, 2001, down from $29,033,000 at December 31, 2000. Net cash used in operating activities of the Company totaled $809,000 for the three months ended March 31, 2001, compared to $6,864,000 for the three months ended March 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 primarily resulted from a $12,049,000 net loss from continuing operations, offset by $5,713,000 in net cash provided by discontinued operations, $1,743,000 in non-cash stock-based compensation charges and $4,552,000 in depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2000 primarily resulted from a $5,887,000 net loss from continuing operations and $5,241,000 in net cash used in discontinued operations, offset by $3,856,000 in non-cash stock-based compensation charges.

     Net cash used in investing activities totaled $4,878,000 for the three months ended March 31, 2001, compared to net cash provided by investing activities of $3,324,000 for the three months ended March 31, 2000. Net cash used in investing activities for the three months ended March 31, 2001 primarily resulted from $4,478,000 in net purchases of marketable securities. Net cash provided by investing activities for the three months ended March 31, 2000 primarily resulted from $3,658,000 in net proceeds from maturities of marketable securities and $1,000,000 from the repayment of a note receivable from a related party, net of $1,250,000 used in purchases of property and equipment.

     Net cash provided by financing activities totaled $556,000 and $10,363,000 for the three months ended March 31, 2001 and 2000, respectively, primarily resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods. In addition, during the three months ended March 31, 2000, the Company collected $1,000,000 of a subscription receivable related to common stock of Metastream.

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

     Shares of the Company's common stock are speculative in nature and involve a high degree of risk. The risks set forth below are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and should be considered carefully. The risks described below are not the only ones facing the Company. Many factors could cause our results to be different, including the following risk factors and other risks described in this document. If any of the following risks occur, our business would likely be adversely affected and the trading price of the Company's common stock could decline. This could result in a loss of all or part of your investment.

     - We Have a Limited Operating History that Makes an Evaluation of Our Business Difficult;

     - We Have a History of Losses and Expect to Incur Losses in the Future;

     - Our Future Revenues May Be Unpredictable and May Cause Our Quarterly Results to Fluctuate;

     - We May be Unable to Meet our Future Capital Requirements;

     - Our Stock Price is Volatile and May Continue to Fluctuate in the Future;

     - If the Internet Does Not Continue to Expand as a Widespread Commerce Medium, Demand for Our Products and Technologies May Decline Significantly;

     - Our Market Is Characterized by Rapidly Changing Technology, and if We Do Not Respond in a Timely Manner, Our Products and Technologies May Not Succeed in the Marketplace;

     - Potential Delays in Product Releases Could Harm Our Business;

     - Undetected Errors in Our Products and Technologies Could Result in Adverse Publicity, Reduced Market Acceptance or Lawsuits by Customers;

     - In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Expand our Sales and Marketing Capabilities;

     - We May Be Unable to Protect Our Intellectual Property Rights and We May Be Liable For Infringing the Intellectual Property Rights of Others;

     - Security Risks Could Limit the Growth of E-commerce and Expose Us to Litigation or Liability;

     - Increasing Government Regulation Could Increase Our Cost of Doing Business or Increase Our Legal Exposure;

     - We Recently Acquired Viewpoint Digital And May Need to Enter Into Other Business Combinations and Strategic Alliances Which Could Be Difficult to Integrate and May Disrupt Our Business;

     - The Loss of Any of Our Key Personnel Would Harm Our Business;

     - Our Revenues Could be Negatively Affected by the Loss of Strategic Partners;

     - Our Future Success Depends on Our Ability to Identify, Hire, Train and Retain Highly Qualified Employees;

     - Our Charter Documents Could Make it More Difficult for a Third Party to Acquire us;

     - Our Business is Subject to General Economic Conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of March 31, 2001. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER                          EXHIBIT TITLE
-------                         -------------
10.1     Letter Agreement between the Registrant and Fred Brown dated
         March 29, 2001.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIEWPOINT CORPORATION
                                          (Registrant)

                                          /s/      JEFFREY J. KAPLAN
                                          --------------------------------------
                                                    Jeffrey J. Kaplan
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: May 15, 2001