Form 10-Q
period 2001-06-30
VIEWPOINT CORP/NY/
filed 2001-08-14
CIK 919794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 2001, there were outstanding 38,989,083 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                              VIEWPOINT CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                                               PAGE
                                                                                               ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements........................................................      3

               Consolidated Balance Sheets - June 30, 2001 (unaudited) and
                   December 31, 2000 (audited)
               Consolidated Statements of Operations - Three and six
                   months ended June 30, 2001 and 2000 (unaudited)
               Consolidated Statements of Cash Flows - Six months
                   ended June 30, 2001 and 2000 (unaudited)
               Notes to Consolidated Financial Statements (unaudited)

Item 2.        Management's Discussion and Analysis of Financial Condition and Results
                   of Operations...........................................................      8

Item 3.        Quantitive and Qualitive Disclosures About Market Risk......................     14

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K............................................     15

SIGNATURES     ............................................................................     16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                              VIEWPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      JUNE 30       DECEMBER 31
                                                                                       2001            2000
                                                                                   -----------------------------
                                                                                    (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
   Cash and cash equivalents ................................................       $   6,072        $  13,320
   Marketable securities ....................................................          16,772           15,713
   Accounts receivable, net .................................................           2,733            2,101
   Notes receivable from related parties, net ...............................           1,270            1,620
   Prepaid expenses and other current assets ................................           2,254            1,957
   Current assets related to discontinued operations ........................             427            5,662
                                                                                    ---------        ---------
        Total current assets ................................................          29,528           40,373

Property and equipment, net .................................................           5,427            5,622
Goodwill and other intangibles ..............................................          52,184           56,111
Loans to officers ...........................................................             575               --
Other assets ................................................................             141              179
Non-current assets related to discontinued operations .......................              --              114
                                                                                    ---------        ---------
       Total assets .........................................................       $  87,855        $ 102,399
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................       $   2,969        $   3,402
   Accrued expenses .........................................................           2,029              861
   Due to related parties ...................................................           4,657               --
   Deferred revenues ........................................................             433              636
   Accrued incentive compensation ...........................................             545              546
   Current liabilities related to discontinued operations ...................             513              615
                                                                                    ---------        ---------
       Total current liabilities ............................................          11,146            6,060

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000 shares authorized - no shares issued and outstanding at June 30, 2001 and
     December 31, 2000 ......................................................              --               --
   Common stock, $.001 par value; 75,000 shares authorized - 38,905 and 37,964 shares issued and outstanding at
     June 30, 2001 and December 31, 2000, respectively ......................              39               38
   Paid-in capital ..........................................................         262,756          264,698
   Deferred compensation ....................................................         (15,438)         (22,595)
   Treasury stock at cost; 160 shares at June 30, 2001 ......................          (1,015)              --
   Accumulated other comprehensive income ...................................              32               12
   Accumulated deficit ......................................................        (169,665)        (145,814)
                                                                                    ---------        ---------
       Total stockholders' equity ...........................................          76,709           96,339
                                                                                    ---------        ---------
       Total liabilities and stockholders' equity ...........................       $  87,855        $ 102,399
                                                                                    =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        ------------------------        ------------------------
                                                                          2001            2000            2001            2000
                                                                        --------        --------        --------        --------
Revenues:
  Licenses ......................................................       $  1,780        $     25        $  3,688        $     50
  Services ......................................................            971             130           1,854             267
                                                                        --------        --------        --------        --------
Total revenues ..................................................          2,751             155           5,542             317
Cost of revenues ................................................            635              --           1,541              --
                                                                        --------        --------        --------        --------
Gross profit ....................................................          2,116             155           4,001             317
                                                                        --------        --------        --------        --------

Operating expenses:
  Sales and marketing (including non-cash stock-based
   compensation charges totaling $681 and $1,009 for
   three months ended June 30, 2001 and 2000,
   respectively, and $1,277 and $3,563 for six months
   ended June 30, 2001 and 2000, respectively) ..................          5,356           3,669          10,531           7,328
  Research and development (including non-cash stock-
   based compensation charges totaling $745 and $594 for
   three months ended June 30, 2001 and 2000,
   respectively, and $1,485 and $1,573 for six months
   ended June 30, 2001 and 2000, respectively) ..................          2,146           1,551           4,594           3,352
  General and administrative (including non-cash stock-
   based compensation charges totaling $388 and $1,544
   for three months ended June 30, 2001 and 2000,
   respectively, and $795 and $1,867 for six months ended
   June 30, 2001 and 2000, respectively) ........................          2,716           2,841           4,899           4,506
  Amortization of goodwill and other intangibles ................          4,283              38           8,420              76
  Depreciation ..................................................            440             124             855             216
  Non-cash sales and marketing charge ...........................             --           5,749              --           5,749
                                                                        --------        --------        --------        --------
Total operating expenses ........................................         14,941          13,972          29,299          21,227
                                                                        --------        --------        --------        --------

Loss from operations ............................................        (12,825)        (13,817)        (25,298)        (20,910)
Other income ....................................................            293             466             717             987
                                                                        --------        --------        --------        --------

Loss before minority interest in loss of subsidiary .............        (12,532)        (13,351)        (24,581)        (19,923)
Minority interest in loss of subsidiary .........................             --           2,642              --           3,327
                                                                        --------        --------        --------        --------

Net loss from continuing operations .............................        (12,532)        (10,709)        (24,581)        (16,596)

Adjustment to net loss on disposal of discontinued
  operations ....................................................            730              --             730           1,265
                                                                        --------        --------        --------        --------

Net loss ........................................................       $(11,802)       $(10,709)       $(23,851)       $(15,331)
                                                                        ========        ========        ========        ========

Basic and diluted net loss per common share:
   Net loss per common share from continuing
     operations .................................................       $  (0.33)       $  (0.39)       $  (0.64)       $  (0.61)
   Net income per common share from
     discontinued operations ....................................           0.02              --            0.02            0.05
                                                                        --------        --------        --------        --------
       Net loss per common share ................................       $  (0.31)       $  (0.39)       $  (0.62)       $  (0.56)
                                                                        ========        ========        ========        ========

Weighted average number of shares outstanding -
   basic and diluted ............................................         38,458          27,629          38,223          27,216
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

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   --------------------------
                                                                                      2001            2000
                                                                                   -----------     ----------
                                                                                   (UNAUDITED)     (UNAUDITED)
Cash flows from operating activities:
   Net loss .................................................................       $(23,851)       $(15,331)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net income of discontinued operations ................................           (730)         (1,265)
       Non-cash stock-based compensation charges ............................          3,557           7,003
       Depreciation and amortization ........................................          9,275             292
       Provision for losses on receivables ..................................            150              --
       Minority interest in loss of subsidiary ..............................             --          (3,327)
       Non-cash sales and marketing charge ..................................             --           5,749
       Reserve of notes receivable ..........................................           (665)             --
       Changes in operating assets and liabilities:
         Accounts receivable ................................................           (579)            116
         Prepaid expenses and other assets ..................................           (259)            857
         Accounts payable ...................................................           (433)          1,498
         Accrued expenses ...................................................          1,168            (129)
         Deferred revenues ..................................................            (49)             36
         Net cash provided by (used in) discontinued operations .............          5,977         (12,983)
                                                                                    --------        --------
           Net cash used in operating activities ............................         (6,439)        (17,484)

Cash flows from investing activities:
   Purchases of marketable securities .......................................        (19,232)        (37,754)
   Proceeds from sales and maturities of marketable securities ..............         18,200          52,517
   Repayment of notes receivable from related parties .......................             --           1,000
   Purchases of property and equipment ......................................           (660)         (2,035)
   Purchases of patents and trademarks ......................................            (39)             --
   Net cash used for discontinued operations ................................             --             (84)
                                                                                    --------        --------
           Net cash provided by (used in) investing activities ..............         (1,731)         13,644

Cash flows from financing activities:
   Issuance of loans to officers ............................................           (575)         (1,500)
   Issuance of preferred stock in subsidiary, net of issuance costs of
     $175 ...................................................................             --           9,825
   Collection of subscription receivable related to common stock of
     subsidiary .............................................................             --           1,000
   Proceeds from exercise of stock options ..................................          1,504          10,537
                                                                                    --------        --------
           Net cash provided by financing activities ........................            929          19,862

Effect of exchange rate changes on cash .....................................             (7)              8
                                                                                    --------        --------

Net increase (decrease) in cash and cash equivalents ........................         (7,248)         16,030
Cash and cash equivalents at beginning of period ............................         13,320           4,480
                                                                                    --------        --------
Cash and cash equivalents at end of period ..................................       $  6,072        $ 20,510
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

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, the accompanying consolidated balance sheets and related interim consolidated statements of operations and cash flows include all adjustments (consisting only of normal recurring items) considered necessary for their fair presentation. The preparation of complete and interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. The consolidated results of operations for the period ended June 30, 2001 are not necessarily indicative of results to be expected for the year ending December 31, 2001. The information included in this Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, as filed on Form 10-K.

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

    License revenue includes sales of perpetual and term based licenses for broadcasting Viewpoint 3D content, and limited licenses for its digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model and up-front in a perpetual broadcast license model, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

    Service revenue, which consists of fee-based professional services, is recognized as the services are performed or, if no pattern of performance is discernible, on a straight-line basis over the period during which the services are performed.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is in compliance with the provisions of SAB No. 101.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The financial statement impact of adopting these statements has not yet been determined.

                              VIEWPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

    Basic and diluted net loss per common share for the three and six months ended June 30, 2001, include the effect of the 744,740 shares to be issued to Computer Associates International, Inc. ("Computer Associates") (see note 5), as if the shares were issued and outstanding on June 8, 2001.

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

    The Company recorded adjustments to net loss on disposal of discontinued operations of $730,000 and $1,265,000 during the six months ended June 30, 2001 and 2000, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

4.  RELATED PARTY TRANSACTIONS

    In connection with the acquisition of Real Time Geometry Corp. ("RTG") in December 1996, the Company entered into a noncompetition agreement with one of RTG's founders who was a former executive of the Company. In addition, the Company loaned $2,000,000 to the former executive. The loan, which accrued interest semi-annually at 5.67% and was payable on January 15, 2001, was collateralized by shares of common stock of the Company owned by the former executive. The former executive defaulted on the loan and the Company took possession of the collateral on January 16, 2001. As a result, the Company recorded treasury stock based on the closing price of the Company's common stock on January 16, 2001. The former executive and the Company entered into a consulting agreement under which, among other things, the former executive agreed to pay the Company $520,000 in outstanding obligations under the loan. In July 2001, the Company received the $520,000 from the former executive.

    On April 2, 2001, the Company loaned $375,000 to an officer of the Company. The loan, which bears interest at 4.94% per annum, compounding annually, is secured solely by the officer's stock options in the Company and is non-recourse to the officer, unless the Company terminates the officer for cause or the officer resigns without good reason, in which case the loan will become fully recourse to the officer. The officers' employment agreement provides that if there is a change of control of the Company, or the officer is terminated without cause or resigns for good reason, the loan will be forgiven.

    On May 31, 2001, the Company loaned $200,000 to an officer of the Company. The loan, which bears interest at 5.07% per annum, compounding annually, is secured solely by the officer's stock options in the Company and is non-recourse to the officer, unless the Company terminates the officer for cause.

5.  AGREEMENTS WITH COMPUTER ASSOCIATES AND ACQUISITION OF VIEWPOINT DIGITAL

    On April 19, 2001, the Company entered into an agreement with Computer Associates regarding, among other things, the waiver of transfer restrictions applicable to shares received by Computer Associates under the Exchange Agreement, dated as of August 10, 2000, between the Company and Computer Associates (the "Exchange Agreement") to enable Computer Associates to sell 1,000,000 shares of Viewpoint common stock to a third party in a private transaction. The Company agreed to register the 1,000,000 shares under the Securities Act of 1933. Under the agreement entered into on April 19, 2001, Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of a promissory note due June 8, 2001 and issued by the Company in connection with its acquisition of all of the outstanding capital stock of Viewpoint Digital, Inc. ("Viewpoint Digital").

    On May 9, 2001, the Company and Computer Associates entered into a subsequent agreement under which, among other things:

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

    - The Company agreed to register the Shares under the Securities Act of 1933; and

    - Computer Associates agreed to accept, at the Company's election, either cash or newly-issued, unregistered shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of (a) any additional amounts due under the promissory note due June 8, 2001, (b) $100,000 due under the agreement entered into on April 19, 2001, and (c) the first $8,943,000 of a $15,000,000 contingent promissory note due April 30, 2002, which amount will be determined by the achievement of certain levels of future operating results and employee retention.

    Pursuant to the April 19, 2001 and May 9, 2001 agreements, the Company registered 3,400,000 shares of the Company's common stock under the Securities Act of 1933.

    The amount due Computer Associates under the promissory note due June 8, 2001, and the agreement dated April 19, 2001, is approximately $4,657,000. For repayment of the first $4,000,000, the number of common shares to be issued was calculated on the basis of the average closing price of Viewpoint common stock over the ten-day trading period ending on and including June 8, 2001. The number of shares to be issued to Computer Associates is 744,740. For repayment of the remaining $657,000, the Company has the option of paying cash or issuing unregistered shares of Viewpoint common stock valued at $4.00 per share. In connection with this promissory note, the Company recorded additional goodwill and due to related parties in its consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "targets," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, as filed on Form 10-K.

OVERVIEW

    Viewpoint Corporation, ("Viewpoint" or the "Company") provides digital marketing technologies and services for creating and deploying virtual products for marketing and e-commerce on the web environment.

    Until December 1999, the Company was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics "painting" tools and photo imaging software products. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet.

    In June 1999, the Company increased its commitment to the development of rich media internet technologies and formed Metastream.com Corporation ("Metastream") to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates International, Inc. ("Computer Associates") holding the remaining 20% equity interest. Computer Associates' interest was acquired by the Company in November 2000.

    In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the internet technologies of its majority-owned subsidiary and to correspondingly divest the Company of all its prepackaged software business. By April 2000, the Company had sold substantially all of its prepackaged software product lines.

    In September 2000, the Company acquired Viewpoint Digital, Inc. ("Viewpoint Digital"), a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides custom 3D content creation services to thousands of customers in the entertainment, advertising, visual simulation, computer-based training and corporate communications industries.

    The Company's primary initiatives include:

    -   Licensing technology for specific marketing visualization solutions;

    - Providing a full range of fee-based professional services for implementing marketing visualization solutions;

    - Forging technological alliances with leading interactive agencies and web content providers; and

    -   Maximizing market penetration.

    Viewpoint believes that its success will depend largely on its ability to extend its technology and market leadership in rich media visualization. Accordingly, Viewpoint intends to invest heavily in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services.

    In light of its recent change in strategic focus, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of June 30, 2001, had an accumulated deficit of $169,665,000.

OPERATING RESULTS

The following table sets forth for the three and six months ended June 30, 2001 and 2000, the Company's consolidated statements of operations expressed as a percentage of total revenues.


                                                                      THREE MONTHS                    SIX MONTHS
                                                                         ENDED                           ENDED
                                                               -------------------------       -------------------------
                                                                JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                  2001            2000            2001            2000
                                                               --------        ---------       ---------       ---------
Revenues:
  Licenses ..............................................          64.7%           16.1%           66.5%           15.8%
  Services ..............................................          35.3            83.9            33.5            84.2
                                                                -------         -------         -------         -------
Total revenues ..........................................         100.0           100.0           100.0           100.0
Cost of revenues ........................................          23.1              --            27.8              --
                                                                -------         -------         -------         -------
Gross profit ............................................          76.9           100.0            72.2           100.0
                                                                -------         -------         -------         -------

Operating expenses:
  Sales and marketing ...................................         194.7         2,367.1           190.0         2,311.7
  Research and development ..............................          78.0         1,000.7            82.9         1,057.4
  General and administrative ............................          98.7         1,832.9            88.4         1,421.4
  Amortization of goodwill and other intangibles ........         155.7            24.5           152.0            24.0
  Depreciation ..........................................          16.0            80.0            15.4            68.1
  Non-cash sales and marketing charge ...................            --         3,709.0              --         1,813.6
                                                                -------         -------         -------         -------

Total operating expenses ................................         543.1         9,014.2           528.7         6,696.2
                                                                -------         -------         -------         -------

Loss from operations ....................................        (466.2)       (8,914.2)         (456.5)       (6,596.2)

Other income ............................................          10.7           300.7            13.0           311.3
                                                                -------         -------         -------         -------
Loss before minority interest in loss of subsidiary .....        (455.5)       (8,613.5)         (443.5)       (6,284.9)

Minority interest in loss of subsidiary .................            --         1,704.5              --         1,049.6
                                                                -------         -------         -------         -------

Net loss from continuing operations .....................        (455.5)       (6,909.0)         (443.5)       (5,253.3)
Adjustment to net loss on disposal of discontinued
  operations ............................................          26.5              --            13.1           399.0
                                                                -------         -------         -------         -------

Net loss ................................................        (429.0)%      (6,909.0)%        (430.4)%      (4,836.3)%
                                                                =======         =======         =======         =======


REVENUES

                                 JUNE 30,     JUNE 30,         %
                                   2001         2000         CHANGE
                                 --------     --------     ----------
Revenues:                       (DOLLARS IN THOUSANDS)

  Three months ended:
   Total revenues .........       $2,751       $  155        1,675%

  Six months ended:
   Total revenues .........       $5,542       $  317        1,648%

    The increase in revenues for the three and six months ended June 30, 2001, compared to the same periods last year is primarily attributable to an increase in sales of licenses and fee-based professional services due to the maturity of Viewpoint Experience Technology, and incremental sales from the acquisition of Viewpoint Digital.

COST OF REVENUES

                                         JUNE 30,       JUNE 30,        %
                                           2001           2000        CHANGE
                                        ----------     ----------    ---------
                                          (DOLLARS IN THOUSANDS)
Three months ended:
 Cost of revenues ..................       $  635        $   --          N/A
 Percentage of total revenues ......           23%           --%

Six months ended:
 Cost of revenues ..................       $1,541        $   --          N/A
 Percentage of total revenues ......           28%           --%

    Cost of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenue is directly related to an increase in fee-based professional services.

SALES AND MARKETING (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $681 AND $1,009 FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY, AND $1,277 AND $3,563 FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY)

                                          JUNE 30,       JUNE 30,             %
                                            2001           2000             CHANGE
                                         ----------     ----------        ---------
                                          (DOLLARS IN THOUSANDS)
Three months ended:
 Sales and marketing ...............       $ 5,356        $ 3,669             46%
 Percentage of total revenues ......           195%         2,367%

Six months ended:
 Sales and marketing ...............       $10,531        $ 7,328             44%
 Percentage of total revenues ......           190%         2,312%

    Sales and marketing expenses excluding non-cash stock-based compensation charges increased for the three and six months ended June 30, 2001, compared to the same periods last year primarily due to an increase in salaries, benefits, and travel expenses related to an increase in personnel due to internal growth, and the acquisition of Viewpoint Digital. In addition, advertising and trade show costs increased as the Company continued to market Viewpoint Experience Technology.

RESEARCH AND DEVELOPMENT (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $745 AND $594 FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY, AND $1,485 AND $1,573 FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY)


                                          JUNE 30,       JUNE 30,             %
                                            2001           2000             CHANGE
                                         ----------     ----------        ---------
                                           (DOLLARS IN THOUSANDS)
Three months ended:
 Research and development ..........       $2,146        $1,551              38%
 Percentage of total revenues ......           78%        1,001%

Six months ended:
 Research and development ..........       $4,594        $3,352              37%
 Percentage of total revenues ......           83%        1,057%

    Research and development expenses excluding non-cash stock-based compensation charges increased for the three and six months ended June 30, 2001, compared to the same periods last year primarily due to an increase in salaries and benefits related to increased internal development personnel in connection with the further development of Viewpoint Experience Technology.

GENERAL AND ADMINISTRATIVE (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $388 AND $1,544 FOR THREE MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY, AND $795 AND $1,867 FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000, RESPECTIVELY)

                                          JUNE 30,      JUNE 30,           %
                                            2001          2000          CHANGE
                                         ----------    ----------      ---------
                                          (DOLLARS IN THOUSANDS)
  Three months ended:
   General and administrative ......       $2,716        $2,841            (4)%
   Percentage of total revenues ....           99%        1,833%

  Six months ended:
   General and administrative ......       $4,899        $4,506             9%
   Percentage of total revenues ....           88%        1,421%

    General and administrative expenses excluding non-cash stock-based compensation charges increased for the three and six months ended June 30, 2001, compared to the same periods last year primarily due to an increase in facilities costs and salaries and benefits related to an increase in personnel, and an increase in insurance, legal and accounting costs. The increases in the aforementioned expenses are attributable to internal growth as well as the acquisition of Viewpoint Digital.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

                                                            JUNE 30,      JUNE 30,         %
                                                              2001          2000         CHANGE
                                                           ----------    ----------    ---------
                                                            (DOLLARS IN THOUSANDS)
  Three months ended:
   Amortization of goodwill and other intangibles .....     $4,283        $   38         11,171%
   Percentage of total revenues .......................        156%           25%

  Six months ended:
   Amortization of goodwill and other intangibles .....     $8,420        $   76         10,979%
   Percentage of total revenues .......................        152%           24%

    Amortization of goodwill and other intangibles increased for the three and six months ended June 30, 2001, compared to the same periods last year due to the amortization of intangibles recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream.

DEPRECIATION

                                          JUNE 30,      JUNE 30,          %
                                            2001          2000          CHANGE
                                         ----------    ----------      ---------
                                          (DOLLARS IN THOUSANDS)
  Three months ended:
   Depreciation ....................        $440         $124            255%
   Percentage of total revenues ....          16%          80%

  Six months ended:
   Depreciation ....................        $855         $216            296%
   Percentage of total revenues ....          15%          68%

    Depreciation increased for the three and six months ended June 30, 2001 compared to the same periods last year as a result of property and equipment additions during 2000 and 2001.

NON-CASH SALES AND MARKETING CHARGE

                                               JUNE 30,     JUNE 30,         %
                                                 2001         2000         CHANGE
                                              ----------   ----------    ---------
                                               (DOLLARS IN THOUSANDS)
Three months ended:
 Non-cash sales and marketing charge ....       $   --       $5,749          (100)%
 Percentage of total revenues ...........           --%       3,709%

Six months ended:
 Non-cash sales and marketing charge ....       $   --       $5,749          (100)%
 Percentage of total revenues ...........           --%       1,814%

In connection with the issuance of mandatorily redeemable preferred stock to America Online, Inc. ("AOL"), the Company recorded a one-time non-cash sales and marketing charge of $5,749,000 during the three and six months ended June 30, 2000. The one-time non-cash charge represented the difference between the fair value of the Company's common shares into which AOL could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by AOL.

OTHER INCOME

                                        JUNE 30,    JUNE 30,       %
                                          2001        2000       CHANGE
                                       ----------  ----------  ---------
                                       (DOLLARS IN THOUSANDS)
Three months ended:
 Other income ......................       $293        $466         (37)%
 Percentage of total revenues ......         11%        301%

Six months ended:
 Other income ......................       $717        $987         (27)%
 Percentage of total revenues ......         13%        311%

    Other income, which decreased for the three and six months ended June 30, 2001 compared to the same periods last year primarily consists of interest and investment income on cash and marketable securities. As a result, other income fluctuates with changes in the Company's cash and marketable securities balances and market interest rates.

MINORITY INTEREST IN LOSS OF SUBSIDIARY

                                                    JUNE 30,      JUNE 30,         %
                                                      2001          2000         CHANGE
                                                   ----------    ----------     ---------
                                                    (DOLLARS IN THOUSANDS)
  Three months ended:
   Minority interest in loss of subsidiary ....       $  --        $2,642          (100)%
   Percentage of total revenues ...............          --%        1,705%

  Six months ended:
   Minority interest in loss of subsidiary ....       $  --        $3,327          (100)%
   Percentage of total revenues ...............          --%        1,050%

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

ADJUSTMENT TO NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS

                                               JUNE 30,     JUNE 30,           %
                                                 2001         2000          CHANGE
                                              ----------   ----------     ---------
                                              (DOLLARS IN THOUSANDS)
Three months ended:
 Adjustment to net loss on disposal
  of discontinued operations ............      $  730       $   --           N/A
 Percentage of total revenues ...........          27%          --%

Six months ended:
 Adjustment to net loss on disposal
  of discontinued operations ............      $  730       $1,265           (42)%
 Percentage of total revenues ...........          13%         399%


    In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

    The Company recorded adjustments to net loss on disposal of discontinued operations of $730,000 and $1,265,000 during the six months ended June 30, 2001 and 2000, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and investments totaled $22,844,000 at June 30, 2001, down from $29,033,000 at December 31, 2000. Net cash used in operating activities of the Company totaled $6,439,000 for the six months ended June 30, 2001, compared to $17,484,000 for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 primarily resulted from a $24,581,000 net loss from continuing operations, offset by $5,977,000 in net cash provided by discontinued operations, $3,557,000 in non-cash stock-based compensation charges and $9,275,000 in depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2000 primarily resulted from a $16,596,000 net loss from continuing operations, $12,983,000 net cash used for discontinued operations (principally severance and related expenses) and $3,327,000 minority interest in loss of subsidiary, net of $7,003,000 non-cash stock-based compensation charges and $5,749,000 non-cash sales and marketing charge related to the issuance of Metastream preferred stock to AOL.

Net cash used in investing activities totaled $1,731,000 million for the six months ended June 30, 2001, compared to net cash provided by investing activities of $13,644,000 for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001 primarily resulted from $1,032,000 of net purchases of marketable securities and $660,000 used for purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2000 primarily resulted from $14,763,000 of net proceeds from sales and maturities of marketable securities and $1,000,000 of proceeds from the repayment of a note receivable from an officer of the Company, net of $2,035,000 used for purchases of property and equipment.

Net cash provided by financing activities totaled $929,000 and $19,862,000 for the six months ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 2001 resulted from $1,504,000 of proceeds received from the exercise of stock options by the Company's employees, offset by $575,000 in loans to two officers of the Company. Net cash provided by financing activities for the six months ended June 30, 2000 resulted from $10,537,000 of proceeds received from the exercise of stock options by the Company's employees, $9,825,000 of net proceeds from the issuance of Series A Convertible Preferred Stock in Metastream to AOL and $1,000,000 collected from Computer Associates in connection with a subscription receivable related to Metastream common stock, net of a $1,500,000 note receivable issued to an officer of the Company.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "targets", "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

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

    -   Our Revenues Could be Negatively Affected by the Loss of Strategic
        Partners;

    - Our Future Success Depends on Our Ability to Identify, Hire, Train and Retain Highly Qualified Employees;

    - Our Charter Documents Could Make it More Difficult for a Third Party to Acquire us;

    -   Our Business is Subject to General Economic Conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The financial statement impact of adopting these statements has not yet been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of June 30, 2001. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    None

Item 2. Changes in Securities

    None

Item 3. Defaults upon Senior Securities

    None

Item 4. Submission of Matters to a Vote of Security Holders

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       EXHIBIT
        NUMBER                                EXHIBIT TITLE
       --------         --------------------------------------------------------
        10.1            Letter Agreement between the Registrant and Computer
                        Associates International, Inc., dated April 19, 2001
                        (incorporated by reference to the Registrant's Current
                        Report on Form 8-K filed on April 27, 2001 (File No.
                        000-27168))

        10.2            Letter Agreement between the Registrant and Computer
                        Associates International, Inc., dated May 9, 2001
                        (incorporated by reference to the Registrant's Current
                        Report on Form 8-K filed on May 15, 2001 (File No.
                        000-27168))

(b) Reports on Form 8-K

    On April 19, 2001, the Registrant filed a report on Form 8-K to report that it had entered into an agreement with Computer Associates International, Inc. under which, among other things, Computer Associates agreed to accept common stock of the Registrant in satisfaction of certain financial obligations due June 8, 2001 relating to the Registrant's acquisition from Computer Associates of all of the outstanding capital stock of Viewpoint Digital, Inc. on September 8, 2000.

    On May 15, 2001, the Registrant filed a report on Form 8-K to report that it had entered into an agreement with Computer Associates International, Inc. under which, among other things, Computer Associates agreed to accept either cash or common stock of the Registrant in satisfaction of certain financial obligations due April 30, 2002 relating to the Registrant's acquisition from Computer Associates of all of the outstanding capital stock of Viewpoint Digital, Inc. on September 8, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VIEWPOINT CORPORATION
                                            (Registrant)


                                         By  /s/ ROBERT E. RICE
                                             ----------------------------------
                                            Robert E. Rice
                                            Director, President and
                                            Chief Executive Officer



                                         By  /s/ JEFFREY J. KAPLAN
                                             ----------------------------------
                                            Jeffrey J. Kaplan
                                            Executive Vice President and
                                            Chief Financial Officer



                                         By  /s/ ANTHONY L. PANE
                                             ----------------------------------
                                            Anthony L. Pane
                                            Vice President and
                                            Controller



Date: August 14, 2001