Form 10-Q
period 2001-09-30
VIEWPOINT CORP/NY/
filed 2001-11-14
CIK 919794

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 2001, there were outstanding 39,249,850 shares of the registrant's Common Stock, $0.001 par value per share, which is the only outstanding class of common or voting stock of the registrant.

                              VIEWPOINT CORPORATION

                                    FORM 10-Q

                                Table of Contents

                                                                                         PAGE
                                                                                         ----
PART I                 FINANCIAL INFORMATION

Item 1                 Financial Statements .........................................      3

                       Consolidated  Balance Sheets - September 30, 2001 and
                        December 31, 2000 (unaudited)
                       Consolidated Statements of Operations -
                        Three and nine months ended September 30, 2001 and 2000
                        (unaudited)
                       Consolidated Statements of Cash Flows - Nine months ended
                        September 30, 2001 and 2000 (unaudited)
                       Notes to Consolidated Financial Statements (unaudited)

Item 2                 Management's Discussion and Analysis of Financial Condition ..     10
                        and Results of Operations

Item 3                 Quantitative and Qualitative Disclosures About Market Risk ...     17

PART II                OTHER INFORMATION

Item 1  through Item 6 ..............................................................     18

SIGNATURES             ..............................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              VIEWPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2001              2000
                                                                ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents ...................................   $  14,765       $  13,320
  Marketable securities .......................................       3,905          15,713
  Accounts receivable, net ....................................       3,911           2,101
  Notes receivable, net .......................................         750             750
  Notes receivable from related parties, net ..................          --             870
  Due from related parties, net ...............................          --             312
  Prepaid expenses and other current assets ...................         758           1,595
  Current assets related to discontinued operations ...........         427           5,662
                                                                  ---------       ---------
       Total current assets ...................................      24,516          40,323

Property and equipment, net ...................................       5,100           5,622
Goodwill and other intangibles ................................      47,741          56,111
Loans to officers .............................................         575              --
Other assets ..................................................          70             179
Non-current assets related to discontinued operations .........          --             114
                                                                  ---------       ---------
       Total assets ...........................................   $  78,002       $ 102,349
                                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................   $   1,960       $   3,352
   Accrued expenses ...........................................       1,196             861
   Due to related parties, net ................................       4,624              --
   Deferred revenues ..........................................       1,794             636
   Accrued incentive compensation .............................         545             546
   Current liabilities related to discontinued operations .....         514             615
                                                                  ---------       ---------
       Total current liabilities ..............................      10,633           6,010

Stockholders' equity:
  Preferred stock,  $.001 par value, 5,000 shares authorized -
    no shares issued and outstanding at September 30, 2001
    and December 31, 2000......................................          --              --
  Common stock,  $.001 par value;  75,000 shares  authorized -
    39,228 and 37,964 shares issued and  outstanding at
    September 30, 2001 and December 31, 2000, respectively.....          39              38
  Paid-in capital..............................................     262,776         264,698
  Deferred compensation .......................................     (13,240)        (22,595)
  Treasury stock at cost; 160 shares at September 30, 2001 ....      (1,015)             --
  Accumulated other comprehensive income.......................          13              12
  Accumulated deficit..........................................    (181,204)       (145,814)
                                                                  ---------       ---------
       Total stockholders' equity .............................      67,369          96,339
                                                                  ---------       ---------
       Total liabilities and stockholders' equity..............   $  78,002       $ 102,349
                                                                  =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,           SEPTEMBER 30,
                                                                                       --------------------    --------------------
                                                                                         2001        2000        2001        2000
                                                                                       --------    --------    --------    --------
Revenues:
  Licenses ........................................................................    $  2,421    $    372    $  6,109    $    422
  Services ........................................................................       1,546         767       3,400       1,034
                                                                                       --------    --------    --------    --------
Total revenues ....................................................................       3,967       1,139       9,509       1,456
Cost of revenues ..................................................................         969         442       2,510         442
                                                                                       --------    --------    --------    --------
Gross profit ......................................................................       2,998         697       6,999       1,014
                                                                                       --------    --------    --------    --------

Operating expenses:
  Sales and marketing (including non-cash stock-based compensation charges totaling $654 and $969 for three months ended September 30, 2001 and 2000, respectively, and $1,931 and $4,532 for nine months ended September 30, 2001
    and 2000, respectively) .......................................................       4,013       3,984      14,544      11,312
  Research and development (including non-cash
    stock-based compensation charges totaling $715 and $1,876 for three months ended September 30, 2001 and 2000, respectively, and $2,200 and $3,449 for
    nine months ended September 30, 2001 and 2000, respectively) ..................       2,806       3,081       7,400       6,433
  General and administrative  (including non-cash stock-based compensation charges totaling $428 and $1,443 for three months ended September 30, 2001 and 2000, respectively, and $1,223 and $3,310 for nine months ended
    September 30, 2001 and 2000, respectively) ....................................       2,974       2,648       7,873       7,154
  Amortization of goodwill and other intangibles ..................................       4,504         521      12,924         597
  Depreciation ....................................................................         466         216       1,321         432
  Non-cash sales and marketing charges ............................................          --      14,249          --      19,998
  Acquired in-process research and development costs ..............................          --         963          --         963
                                                                                       --------    --------    --------    --------
Total operating expenses ..........................................................      14,763      25,662      44,062      46,889
                                                                                       --------    --------    --------    --------
Loss from operations ..............................................................     (11,765)    (24,965)    (37,063)    (45,875)
Other income ......................................................................         226         607         943       1,594
                                                                                       --------    --------    --------    --------

Loss before minority interest in loss of subsidiary ...............................     (11,539)    (24,358)    (36,120)    (44,281)
Minority interest in loss of subsidiary ...........................................          --         873          --       4,200
                                                                                       --------    --------    --------    --------
Net loss from continuing operations ...............................................     (11,539)    (23,485)    (36,120)    (40,081)
Adjustment to net loss on disposal of discontinued operations .....................          --        (593)        730         672
                                                                                       --------    --------    --------    --------
Net loss ..........................................................................     (11,539)    (24,078)    (35,390)    (39,409)
Accretion of mandatorily redeemable preferred stock of subsidiary .................          --        (275)         --        (275)
                                                                                       --------    --------    --------    --------

Net loss applicable to common stockholders ........................................    $(11,539)   $(24,353)   $(35,390)   $(39,684)
                                                                                       ========    ========    ========    ========
Basic and diluted net loss per common share:
  Net loss per common share from continuing operations ............................    $  (0.29)   $  (0.84)   $  (0.93)   $  (1.47)
  Net income (loss) per common share from discontinued operations .................          --       (0.02)       0.02        0.03
                                                                                       --------    --------    --------    --------
Net loss per common share .........................................................    $  (0.29)   $  (0.86)   $  (0.91)   $  (1.44)
                                                                                       ========    ========    ========    ========
Weighted average number of shares outstanding - basic and diluted .................      39,801      28,170      38,755      27,536
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

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ------------------------------
                                                                                2001               2000
                                                                             -----------        -----------

Cash flows from operating activities:

   Net loss .............................................................     $(35,390)          $(39,409)
   Adjustments  to  reconcile  net loss to net cash  used in operating activities:
       Net income of discontinued operations ............................         (730)              (672)
       Non-cash stock-based compensation charges ........................        5,354             11,291
       Depreciation and amortization ....................................       14,245              1,992
       Provision for losses on receivables ..............................          573                 --
       Minority interest in loss of subsidiary ..........................           --             (4,200)
       Non-cash sales and marketing charges .............................           --             19,998
       Reserve of notes receivable ......................................         (665)                --
       Changes in operating assets and liabilities:
         Accounts receivable ............................................       (2,180)              (916)
         Prepaid expenses and other assets ..............................          946             (1,851)
         Accounts payable ...............................................       (1,392)             1,368
         Accrued expenses ...............................................          335                494
         Due to/from related parties ....................................          279               (288)
         Deferred revenues ..............................................        1,312                 --
         Net  cash provided by (used in) discontinued operations ........        5,978            (11,120)
                                                                              --------           --------
           Net cash used in operating activities ........................      (11,335)           (23,313)

Cash flows from investing activities:
   Purchases of marketable securities ...................................      (19,060)           (37,754)
   Proceeds from  sales and maturities of marketable securities .........       30,885             54,505
   Repayment of notes receivable from related parties ...................          520              1,000
   Purchases of property and equipment ..................................         (800)            (4,405)
   Purchases of patents and trademarks ..................................          (99)                --
   Net cash used for discontinued operations ............................           --                (84)
   Acquisition of Viewpoint Digital, net of cash acquired ...............           --            (10,207)
                                                                              --------           --------
           Net cash provided by investing activities ....................       11,446              3,055

Cash flows from financing activities:
   Issuance of loans to officers ........................................         (575)            (1,500)
   Issuance  of  preferred  stock  in  subsidiary, net  of
     issuance costs of $161 .............................................           --             19,839
   Collection of subscription  receivable  related to common
     stock of subsidiary ................................................           --              1,000
   Proceeds from exercise of stock options ..............................        1,925             12,221
                                                                              --------           --------
           Net cash provided by financing activities ....................        1,350             31,560

Effect of exchange rate changes on cash .................................          (16)                 8
                                                                              --------           --------

Net increase in cash and cash equivalents ...............................        1,445             11,310
Cash and cash equivalents at beginning of period ........................       13,320              4,480
                                                                              --------           --------
Cash and cash equivalents at end of period ..............................     $ 14,765           $ 15,790
                                                                              ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              VIEWPOINT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The unaudited consolidated financial statements at September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information is unaudited, but reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation's ("Viewpoint" or the "Company") financial position and operating results for the interim periods.

    These unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Viewpoint's annual report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001 or any other future periods.

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

    The Company periodically enters into nonmonetary arrangements whereby the Company's licenses or services are exchanged for services of its customer. Nonmonetary revenue is recognized at the fair market value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which gives additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is in compliance with the provisions of SAB No. 101.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents. Included in cash and cash equivalents is restricted cash amounting to $289,000, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

                              VIEWPOINT CORPORATION

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. The financial statement impact of adopting these statements has not yet been determined.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations." This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this statement are not expected to have a material impact on the Company's financial statements.

2.  NET LOSS PER COMMON SHARE

    Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 8,462,000 are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

    Basic and diluted net loss per common share for the three and nine months ended September 30, 2001, include the effect of the 744,740 shares to be issued to Computer Associates International, Inc. ("Computer Associates") (see note 4), as if the shares were issued and outstanding on June 8, 2001.

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

     The Company recorded adjustments to net loss on disposal of discontinued operations during the nine months ended September 30, 2001, and the three and nine months ended September 30, 2000, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

                              VIEWPOINT CORPORATION

4.   AGREEMENTS WITH COMPUTER ASSOCIATES AND ACQUISITION OF VIEWPOINT DIGITAL

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

     On May 9, 2001, the Company and Computer Associates entered into a subsequent agreement under which, among other things:

     o The Company agreed to waive transfer restrictions applicable to an additional 2,400,000 unregistered shares (the "Shares") of the Company's common stock received by Computer Associates in accordance with the Exchange Agreement to enable Computer Associates to transfer the Shares to third parties in private transactions;

     o The Company agreed to register the Shares under the Securities Act of 1933; and

     o Computer Associates agreed to accept, at the Company's election, either cash or newly-issued, unregistered shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of (a) any additional amounts due under the promissory note due June 8, 2001, (b) $100,000 due under the agreement entered into on April 19, 2001, and (c) the first $8,943,000 of a $15,000,000 contingent promissory note due April 30, 2002, which amount will be determined by the achievement of certain levels of future operating results and employee retention.

    Pursuant to the April 19, 2001 and May 9, 2001 agreements, the Company registered 3,400,000 shares of the Company's common stock under the Securities Act of 1933.

    The amount due Computer Associates under the promissory note due June 8, 2001, and the agreement dated April 19, 2001, is approximately $4,657,000. For repayment of the first $4,000,000, the number of common shares to be issued was calculated on the basis of the closing price of Viewpoint common stock on June 8, 2001. The number of shares to be issued to Computer Associates is 744,740. For repayment of the remaining $657,000, the Company has the option of paying cash or issuing unregistered shares of Viewpoint common stock valued at $4.00 per share. In connection with this promissory note, the Company recorded additional goodwill and due to related parties in its consolidated balance sheet.

5.  RELATED PARTY TRANSACTIONS

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

    During the three and nine months ended September 30, 2001, the Company recorded revenues totaling $1,110,000 and $1,466,000 related to agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors.

                              VIEWPOINT CORPORATION

During the three and nine months ended September 30, 2000, the Company recorded revenues totaling $125,000 and $375,000 relating to transactions entered into with these related parties. As of September 30, 2001, the Company has $1,002,000 in accounts receivable and $1,250,000 in deferred revenue relating to transactions entered into with these related parties.

6.  CONCURRENT TRANSACTIONS

    During the three months ended September 30, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer's parent in November 2001. During the quarter, the Company also entered into a license agreement with another customer in exchange for the customer's mass distribution of the Viewpoint Media Player to an important target audience.

    The above transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair market value of the equities and services received and to be received in determining the amount of revenues and expenses to record. During the three months and nine months ended September 30, 2001 total revenues and expenses were $414,000 and $264,000, respectively, related to these transactions.

7.  COMPREHENSIVE LOSS

    Total comprehensive loss consisted of the following (in thousands):

                                                              THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                   ----------------------------------------  ---------------------------------------
                                                           2001                 2000                 2001                 2000
                                                   -------------------  -------------------  -------------------  ------------------


Net Loss ..........................................          $(11,539)            $(24,353)            $(35,390)           $(39,684)

Foreign currency translation adjustment ...........                (9)                  --                   17                 137
Unrealized  loss on investments ...................               (10)                  --                  (16)                 --
                                                             --------             --------             --------            --------
Comprehensive Loss ................................          $(11,558)            $(24,353)            $(35,389)           $(39,547)
                                                             ========             ========             ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

The discussion and analysis below contains trend analysis and other forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "targets," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Operating Results," as well as those discussed elsewhere in the Company's SEC reports, including without limitation, the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, as filed on Form 10-K.

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

    The Company's primary initiatives include:

     o Licensing technology for specific marketing visualization solutions;

     o Providing a full range of fee-based professional services for implementing marketing visualization solutions;

     o Forging technological alliances with leading interactive agencies and web content providers; and

     o Maximizing market penetration.

    Viewpoint believes that its success will depend largely on its ability to extend its technology and market leadership in rich media visualization. Accordingly, Viewpoint intends to invest heavily in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services.

    In light of its recent change in strategic focus, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of September 30, 2001, had an accumulated deficit of $181,204,000.

OPERATING RESULTS

The following table sets forth for the three and nine months ended September 30, 2001 and 2000, the Company's consolidated statements of operations expressed as a percentage of total revenues.

                                                                 THREE MONTHS                              NINE MONTHS
                                                                     ENDED                                     ENDED
                                                       ----------------------------------        ----------------------------------
                                                       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                           2001                 2000                 2001                 2000
                                                       -------------        -------------        -------------        -------------
Revenues:
  Licenses ......................................           61.0%               32.7%                64.2%                29.0%
  Services ......................................           39.0                67.3                 35.8                 71.0
                                                          -------             -------              -------             -------
Total revenues ..................................          100.0               100.0                100.0                100.0
Cost of revenues ................................           24.4                38.8                 26.4                 30.4
                                                          -------             -------              -------             -------
Gross profit ....................................           75.6                61.2                 73.6                 69.6
                                                          -------             -------              -------             -------

Operating expenses:
  Sales and marketing ...........................           101.2              349.8                153.0                776.9
  Research and development ......................            70.7              270.5                 77.8                441.8
  General and administrative ....................            75.0              232.5                 82.8                491.4
  Amortization of goodwill and other intangibles            113.5               45.7                135.9                 41.0
  Depreciation ..................................            11.7               19.0                 13.9                 29.7
  Non-cash sales and marketing charges ..........              --            1,251.0                   --              1,373.5
  Acquired in-process research and development
   costs.........................................              --               84.5                   --                 66.1
                                                          -------            --------              -------             -------
Total operating expenses ........................           372.1            2,253.0                463.4              3,220.4
                                                          -------            --------              -------             -------

Loss from operations ............................          (296.5)           (2,191.8)             (389.8)            (3,150.8)
Other income.....................................             5.7                53.3                 9.9                109.5
                                                          -------            --------              -------             -------

Loss before minority interest in loss of
  subsidiary.....................................         (290.8)            (2,138.5)             (379.9)            (3,041.3)
Minority interest in loss of subsidiary .........             --                 76.6                  --                288.5
                                                          -------            --------              -------             -------

Net loss from continuing operations .............          (290.8)           (2,061.9)             (379.9)            (2,752.8)
Adjustment to net loss on disposal of
  discontinued operations..........................            --               (52.1)                7.7                 46.2
                                                          -------            --------              -------             -------

Net loss ........................................          (290.8)           (2,114.0)              372.2)            (2,706.6)
Accretion of mandatorily redeemable preferred
  stock of subsidiary............................              --               (24.1)                 --                (18.9)
                                                           -------           --------              -------             -------
Net loss applicable to common stockholders ......          (290.8)%          (2,138.1)%            (372.2)%           (2,725.5)%
                                                           =======           ========              =======             =======



REVENUES

                                                                 SEPTEMBER 30,        SEPTEMBER 30,              %
                                                                     2001                 2000                CHANGE
                                                                 -------------        -------------          --------
Revenues:                                                              (DOLLARS IN THOUSANDS)

Three months ended:
 Total revenues ......................................              $3,967                 $1,139              248%

Nine months ended:
 Total revenues ......................................              $9,509                 $1,456              553%

     The increase in revenues for the three and nine months ended September 30, 2001, compared to the same periods last year is primarily attributable to an increase in sales of licenses and fee-based professional services resulting from increases to our direct sales force, expansion of our indirect channel partnerships, and incremental sales from the acquisition of Viewpoint Digital. The weakening of the U.S. economy continues to negatively impact our revenue growth. In addition, the terrorist attacks of September 11, 2001, could cause further weakening of the economy, which may adversely impact our revenues.

     During the three months ended September 30, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer's parent in November 2001. During the quarter, the Company also entered into a license agreement with another customer in exchange for the customer's mass distribution of the Viewpoint Media Player to an important target audience.

     The above transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair market value of the equities and services received and to be received in determining the amount of revenues and expenses to record. During the three and nine months ended September 30, 2001 revenues related to these transactions were $414,000.

COST OF REVENUES

                                                                           SEPTEMBER 30,       SEPTEMBER 30,          %
                                                                               2001                2000             CHANGE
                                                                       -------------------  -------------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
 Cost of revenues .......................................                  $   969              $   442              119%
 Percentage of total revenues............................                       24%                  39%

Nine months ended:
 Cost of revenues .......................................                  $ 2,510              $   442               468%
 Percentage of total revenues............................                       26%                  30%

    Cost of revenues consists primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenues is directly related to an increase in fee-based professional services.

SALES AND MARKETING (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $654 AND $969 FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, AND $1,931 AND $4,532 FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY)


                                                                           SEPTEMBER 30,       SEPTEMBER 30,          %
                                                                               2001                2000             CHANGE
                                                                       -------------------  -------------------  -------------
                                                                                (DOLLARS IN THOUSANDS)

Three months ended:
 Sales and marketing ....................................                  $ 4,013              $ 3,984                 1%
 Percentage of total revenues............................                      101%                 350%

Nine months ended:
 Sales and marketing ....................................                  $14,544              $11,312                29%
 Percentage of total revenues............................                      153%                 777%

    Sales and marketing expenses increased for the three and nine months ended September 30, 2001, compared to the same periods last year primarily due to an increase in salaries, benefits, and travel expenses related to an increase in personnel due to internal growth and the acquisition of Viewpoint Digital offset by a decrease in non-cash stock-based compensation charges. Non-cash stock-based compensation charges decreased because the Company no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company. In addition, advertising and trade show costs increased during the nine months ended September 30, 2001 compared to the same period last year as the Company continued to market Viewpoint Experience Technology. Sales and marketing includes nonmonetary expenses in the amount of $264,000 for the three and nine months ended September 30, 2001 related to the mass distribution of the Viewpoint Media Player by one of the Company's customers.

RESEARCH AND DEVELOPMENT (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $715 AND $1,876 FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, AND $2,200 AND $3,449 FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY)



                                                                           SEPTEMBER 30,       SEPTEMBER 30,          %
                                                                               2001                2000             CHANGE
                                                                       -------------------  -------------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
 Research and development ...............................                  $ 2,806              $ 3,081               (9)%
 Percentage of total revenues............................                       71%                 271%

Nine months ended:
 Research and development ...............................                  $ 7,400              $ 6,433                15%
 Percentage of total revenues............................                       78%                 442%

    Research and development expenses decreased for the three months ended September 30, 2001, compared to the same period last year primarily due to a decrease in non-cash stock-based compensation charges offset by an increase in salaries and benefits related to increased internal development personnel in connection with the further development of Viewpoint Experience Technology.

    Research and development expenses increased for the nine months ended September 30, 2001, compared to the same period last year primarily due to an increase in salaries and benefits related to increased internal development personnel in connection with the further development of Viewpoint Experience Technology offset by a decrease in non-cash stock based compensation charges.

    Non-cash stock-based compensation charges decreased for the three and nine months ended September 30, 2001 compared to the same periods last year because the Company no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company.

GENERAL AND ADMINISTRATIVE (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $428 AND $1,443 FOR THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY, AND $1,223 AND $3,310 FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000, RESPECTIVELY)


                                                                 SEPTEMBER 30,        SEPTEMBER 30,              %
                                                                     2001                 2000                CHANGE
                                                                 ------------         ------------            -------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
     General and administrative................................... $ 2,974              $ 2,648                 12%
     Percentage of total revenues.................................      75%                 233%

Nine months ended:
     General and administrative................................... $ 7,873               $7,154                 10%
     Percentage of total revenues.................................      83%                 491%


  General and administrative expenses increased for the three and nine months ended September 30, 2001, compared to the same periods last year primarily due to an increase in facilities costs and salaries and benefits related to an increase in personnel, an increase in insurance, legal and accounting costs and an increase in bad debt expense. The increases in the aforementioned expenses are attributable to internal growth as well as the acquisition of Viewpoint Digital.

    Non-cash stock-based compensation charges decreased for the three and nine months ended September 30, 2001 compared to the same periods last year because the Company no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

                                                                SEPTEMBER 30,        SEPTEMBER 30,              %
                                                                    2001                 2000                CHANGE
                                                                ------------         ------------            -------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
     Amortization of goodwill and other intangibles............... $ 4,504              $   521                 764%
     Percentage of total revenues.................................     114%                  46%

Nine months ended:
     Amortization of goodwill and other intangibles............... $12,924              $   597               2,065%
     Percentage of total revenues.................................     136%                  41%

     Amortization of goodwill and other intangibles increased for the three and nine months ended September 30, 2001, compared to the same periods last year due to the amortization of intangibles recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream.

DEPRECIATION

                                                                SEPTEMBER 30,        SEPTEMBER 30,              %
                                                                    2001                 2000                CHANGE
                                                                ------------         ------------            -------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
     Depreciation................................................. $   466              $   216                 116%
     Percentage of total revenues.................................      12%                  19%

Nine months ended:
     Depreciation................................................. $ 1,321              $   432                 206%
     Percentage of total revenues.................................      14%                  30%

     Depreciation increased for the three and nine months ended September 30, 2001 compared to the same periods last year as a result of property and equipment additions during 2000 and 2001.

NON-CASH SALES AND MARKETING CHARGES

                                                                SEPTEMBER 30,        SEPTEMBER 30,              %
                                                                    2001                 2000                CHANGE
                                                                ------------         ------------            -------
                                                                                (DOLLARS IN THOUSANDS)
Three months ended:
     Non-cash sales and marketing charges......................... $    --              $14,249                (100)%
     Percentage of total revenues.................................      --%               1,251%

Nine months ended:
     Non-cash sales and marketing charges......................... $    --              $19,998                (100)%
     Percentage of total revenues.................................      --%               1,374%

     In connection with the issuance of mandatorily redeemable preferred stock in Metastream to America Online, Inc. ("AOL") and Adobe Systems Incorporated ("Adobe") the Company recorded one-time non-cash sales and marketing charges of $14,249,000 and $19,998,000 during the three and nine months ended September 30, 2000. These charges represented the difference between the fair value of the Company's common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

                                                           SEPTEMBER 30,        SEPTEMBER 30,          %
                                                               2001                 2000            CHANGE
                                                       -------------------  -------------------  -------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended:
 Acquired in-process research and development costs         $ --               $963              (100)%
 Percentage of total revenues .....................           --%                85%

Nine months ended:
 Acquired in-process research and development costs         $ --               $963              (100)%
 Percentage of total revenues .....................           --%                66%

     Acquired in-process research and development costs represents the write-off of research and development costs acquired as part of the Viewpoint Digital acquisition.

OTHER INCOME

                                                           SEPTEMBER 30,        SEPTEMBER 30,          %
                                                               2001                 2000            CHANGE
                                                       -------------------  -------------------  -------------
                                                                (DOLLARS IN THOUSANDS)

Three months ended:
 Other income ....................................     $  226                 $  607              (63)%
 Percentage of total revenues.....................          6%                    53%

Nine months ended:
 Other income ....................................     $  943                 $1,594              (41)%
 Percentage of total revenues.....................         10%                   110%

     Other income, which decreased for the three and nine months ended September 30, 2001 compared to the same periods last year primarily consists of interest and investment income on cash and marketable securities. As a result, other income fluctuates with changes in the Company's cash and marketable securities balances and market interest rates.

MINORITY INTEREST IN LOSS OF SUBSIDIARY

                                                           SEPTEMBER 30,        SEPTEMBER 30,          %
                                                               2001                 2000            CHANGE
                                                       -------------------  -------------------  -------------
                                                                (DOLLARS IN THOUSANDS)
Three months ended:
 Minority interest in loss of subsidiary                 $ --                  $  873            (100)%
 Percentage of total revenues ....................         --%                     77%

Nine months ended:
 Minority interest in loss of subsidiary..........       $ --                  $4,200            (100)%
 Percentage of total revenues ....................         --%                    289%

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

ADJUSTMENT TO NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS


                                             SEPTEMBER 30,        SEPTEMBER 30,         %
                                                 2001                 2000            CHANGE
                                             ------------         -------------       ------
                                                   (DOLLARS IN THOUSANDS)
Three months ended:
 Adjustment to net loss on disposal
  of discontinued operations ......             $--                   $(593)           100%
 Percentage of total revenues .....              --%                    (52)%

Nine months ended:
 Adjustment to net loss on disposal
  of discontinued operations ......           $ 730                   $ 672              9%
 Percentage of total revenues .....               8%                    46%

    In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

    The Company recorded adjustments to net loss on disposal of discontinued operations of $730,000 and $672,000 during the nine months ended September 30, 2001 and 2000, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and marketable securities totaled $18,670,000 at September 30, 2001, down from $29,033,000 at December 31, 2000. Included in cash and cash equivalents at September 30, 2001 is $289,000 of restricted cash which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

Net cash used in operating activities of the Company totaled $11,335,000 and $23,313,000 for the nine months ended September 30, 2001 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 2001 primarily resulted from a $36,120,000 net loss from continuing operations, offset by $5,978,000 in net cash provided by discontinued operations, $5,354,000 in non-cash stock-based compensation charges and $14,245,000 in depreciation and amortization. Net cash used in operating activities for the nine months ended September 30, 2000 primarily related to a $40,081,000 net loss from continuing operations, $11,120,000 net cash used for discontinued operations (principally severance and related expenses) and $4,200,000 minority interest in loss of subsidiary, offset by $11,291,000 non-cash stock-based compensation charges, $19,998,000 non-cash sales and marketing charges and $1,992,000 in depreciation and amortization.

Net cash provided by investing activities totaled $11,446,000 and $3,055,000 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by investing activities for the nine months ended September 30, 2001 primarily resulted from $11,825,000 of net proceeds from sales and maturities of marketable securities offset by $800,000 used for purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2000 primarily resulted from $16,751,000 of net proceeds from sales and maturities of marketable securities and $1,000,000 of proceeds from the repayment of a note receivable from an officer of the Company, offset by $10,207,000 used for the purchase of Viewpoint Digital and $4,405,000 used for purchases of property and equipment.

Net cash provided by financing activities totaled $1,350,000 and $31,560,000 for the nine months ended September 30, 2001 and 2000, respectively. Net cash provided by financing activities for the nine months ended September 30, 2001 resulted from $1,925,000 of proceeds received from the exercise of stock options by the Company's employees, offset by $575,000 in loans to two officers of the Company. Net cash provided by financing activities for the nine months ended September 30, 2000 resulted from $12,221,000 of proceeds received from the exercise of stock options by the Company's employees, $19,839,000 received from AOL and Adobe relating to their investment in Metastream, and $1,000,000 received from Computer Associates relating to their investment in Metastream, offset by $1,500,000 loan to an officer of the Company.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This Form 10-Q contains forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "targets", "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those listed below.

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

    o We Have a Limited Operating History that Makes an Evaluation of Our Business Difficult;

    o   We Have a History of Losses and Expect to Incur Losses in the Future;

    o Our Future Revenues May be Unpredictable and May Cause Our Quarterly Results to Fluctuate;

    o   We May be Unable to Meet our Future Capital Requirements;

    o   Our Stock Price is Volatile and May Continue to Fluctuate in the Future;

    o If the Internet Does Not Continue to Expand as a Widespread Commerce Medium, Demand for Our Products and Technologies May Decline Significantly;

    o Our Market is Characterized by Rapidly Changing Technology, and if We Do Not Respond in a Timely Manner, Our Products and Technologies May Not Succeed in the Marketplace;

    o   Potential Delays in Product Releases Could Harm Our Business;

    o Undetected Errors in Our Products and Technologies Could Result in Adverse Publicity, Reduced Market Acceptance or Lawsuits by Customers;

    o In Order to Increase Market Awareness of Our Products and Generate Increased Revenue We Need to Expand our Sales and Marketing Capabilities;

    o We May be Unable to Protect Our Intellectual Property Rights and We May be Liable For Infringing the Intellectual Property Rights of Others;

    o Security Risks Could Limit the Growth of E-commerce and Expose Us to Litigation or Liability;

    o Increasing Government Regulation Could Increase Our Cost of Doing Business or Increase Our Legal Exposure;

    o We May Need to Enter Into Business Combinations and Strategic Alliances Which Could be Difficult to Integrate and May Disrupt Our Business;

    o   The Loss of Any of Our Key Personnel Would Harm Our Business;

    o   Our Revenues Could be Negatively Affected by the Loss of Strategic
        Partners;

    o Our Future Success Depends on Our Ability to Identify, Hire, Train and Retain Highly Qualified Employees;

    o Our Charter Documents Could Make it More Difficult for a Third Party to Acquire Us;

    o Our Business is Subject to General Economic Conditions, as Well as Those Specific to the Internet and Related Industries, Which Have Become Less Certain Following the Terrorist Attacks of September 11, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. The financial statement impact of adopting these statements has not yet been determined.

    In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principals Board ("APB") Opinion No. 30, "Reporting the Results of Operations." This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this statement are not expected to have a material impact on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to concentration of credit risk and interest rate risk related to cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of September 30, 2001. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

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

                                                 VIEWPOINT CORPORATION
                                                 (Registrant)


                                             By: /s/ ROBERT E. RICE
                                                 ------------------------------
                                                 Robert E. Rice
                                                 Director, President and
                                                 Chief Executive Officer

                                             By: /s/ ANTHONY L. PANE
                                                 -------------------------------
                                                 Anthony L. Pane
                                                 Senior Vice President and
                                                 Chief Financial Officer

Date:  November 14, 2001