Form 10-K
period 2001-12-31
VIEWPOINT CORP/NY/
filed 2002-03-28
CIK 919794

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-27168

                                 ---------------

                              VIEWPOINT CORPORATION

             (Exact name of registrant as specified in its charter)

                       DELAWARE                    95-4102687
            (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)    Identification No.)

               498 SEVENTH AVENUE, SUITE 1810, NEW YORK, NY 10018
               (Address of principal executive offices) (zip code)

                                 (212) 201-0800
              (Registrant's telephone number, including area code)

                                 ---------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                        COMMON STOCK,$0.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         As of March 22, 2002 there were 39,809,611 shares of common stock issued and outstanding. The aggregate market value of such stock held by non-affiliates as of that date, was approximately $250,402,453.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Notice of Annual Meeting of Stockholders to be held on June 12, 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                                            PART I

Item 1.        Business                                                             3
Item 2.        Properties                                                           9
Item 3.        Legal Proceedings                                                   10
Item 4.        Submission of Matters to a Vote of Security Holders                 10

                                           PART II

Item 5.        Market for Registrant's Common Stock and Related                    11
               Stockholder Matters
Item 6.        Selected Financial Data                                             12
Item 7.        Management's Discussion and Analysis of Financial Condition         14
                 and Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk          30
Item 8.        Financial Statements and Supplementary Data                         31
Item 9.        Changes in and Disagreements with Accountants on Accounting         58
               and Financial Disclosure

                                           PART III

Item 10.       Directors and Executive Officers of the Registrant                  59
Item 11.       Executive Compensation                                              59
Item 12.       Security Ownership of Certain Beneficial Owners and                 59
                 Management

Item 13.       Certain Relationships and Related Transactions                      59

                                           PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form        60
               8-K
Signatures                                                                         63


                                     PART I

         In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

ITEM 1. BUSINESS

         Viewpoint Corporation ("Viewpoint" or the "Company") is a leading provider of interactive media technologies and services. Its graphics operating system platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations. The Company also provides cross media digital solutions for film, broadcast television and games.

         Until December 1999, the Company was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics "painting" tools and photo imaging software products. With its acquisition of Real Time Geometry Corporation in December 1996, however, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet. In June 1999, the Company increased its commitment to the development of rich media Internet technologies and formed Metastream.com Corporation ("Metastream") to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business.

VIEWPOINT EXPERIENCE TECHNOLOGY AND THE VIEWPOINT MEDIA PLAYER

         Viewpoint Experience Technology ("VET") allows Websites and other media publishers to integrate a full line of interactive graphics media technologies seamlessly onto regular Web pages or through other digital formats. Available media types include: photo-realistic 3D, ZoomView -- a "data on demand" 2D image that users may pan and drill into, text annotations and animations, Macromedia(R) Flash(TM)-compatible vector graphics animations, object movies, immersive surround pictures, and digital audio and video. These interactive digital media types can add dimension, contextual information, animation, realistic color, shadows and real-time reflections, movement and robust interactivity to static Web objects. VET enables users to better access and interact with images and objects, seamlessly mixing the narrative drive of more traditional media with the interaction of the Web, such that users can rotate objects, view extended, narrowband friendly presentations, configure colors, patterns and other options, all while experiencing extraordinary visual dimension and accuracy. The interaction between the user and VET content can educate users about a particular product, message or brand.

         The Viewpoint Media Player ("VMP") is the client-side software platform that permits Viewpoint's customers to broadcast VET content through the Internet into end users' browser (primarily Internet Explorer, Netscape, and Gecko/Mozilla) and "non-browser" environments (primarily America Online, Inc.'s "Rainman" and CompuServe clients).

         Like Sun Microsystem Inc.'s Java or Microsoft Corporation's ("Microsoft") .NET platform, with which VMP can interoperate, VET is a fundamentally extensible "Web services" architecture--a graphics operating system for the Web--focused on high visual quality, multimedia integration and data visualization. The VET media technologies are entirely "serverless," meaning deployment of such content requires only standard HTTP servers on the broadcast end.

         The key principle behind client-side software is to transmit "coarse," or highly compressed, digital information that is deployed from the server, rather than numerous pictures and text. The client-side software then leverages the user's CPU processing power to decompress, display, and process this information "locally" on that CPU, no longer taxing network bandwidth to examine, configure, interact, and explore digital content. VET content contains instructions interpreted by the VMP components "on the fly" and is continually re-interpreted into pictures and sounds that the browser (or "non-browser") may present to the user. As CPU capacities have grown at a much more rapid rate than that of connection speeds in recent years, the Company believes VET's use of this speed advantage is of significant competitive importance.

         Additionally, VET employs an extensible mark-up language (or "XML") media "envelope", which enables Viewpoint content to exchange data with back-end servers in real time and to perform dynamic content configuration. This XML media envelope is also the basis for the extensibility of the VMP. Through this XML data description format, VET digital content can seamlessly download and extend new graphics services on the client-side, which in turn may interpret and convert different and new media types and formats that may be referenced or embedded in that digital content. This fundamental extensibility is a key architecture advantage that has allowed the Company to extend the feature set of the VMP continually since its launch in the summer of 2000, providing an "instant upgrade" ability. This design prevents the "lowest common denominator" syndrome that affects Web technologies as they mature - with VET, Web publishers and content authors can be assured that users have the latest features and enhancements of the VMP platform.

         As a form of efficient visual communication, the Company believes the commercial applications of VET are virtually unlimited. However, the Company has chosen to focus its near-term marketing efforts on several key areas, including: enterprise applications, which entails building new or enhancing existing software applications; media and Internet advertising; and Website deployment into various vertical markets, such as: automotive, retail, and medical.

VIEWPOINT PROFESSIONAL SERVICES

         Viewpoint provides fee-based professional services for implementing visualization solutions. Encompassing both digital content creation and application enhancing services, our strategic, creative and consulting services bring together our teams of experts in rich media, content creation and technology implementation in order to identify the ideal Viewpoint solution for each client's unique needs and to ensure the timely, successful implementation of those solutions. Our professional services groups use Viewpoint Experience Technology, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for the client's particular purpose, whether over the Web, intranet systems or offline media and applications. Our professional services groups provide the support our clients need to implement the rich media content, to fully utilize the enhanced software or to maximize the branding potential of the advertising opportunity.

         In addition to providing Web services, our professional services groups also develop realistic digital effects and animation for the entertainment and game industries, film producers, major brands, advertising agencies and commercial production houses. Our custom digital assets have had starring and supporting roles in:

         - numerous feature films, including Black Hawk Down, Driven and ANTZ;

         - television programs such as the telecasts of The Academy Awards Ceremony and The 2002 Winter Olympics;

         -        television advertisements for Ford, Dodge, Chevy and Seiko;
                  and

         - VET-enabled Websites for companies such as Ford Motor Company, Nike, Inc., Compaq Computer Corporation, Dell Computer Corporation, and Eddie Bauer.

MARKET OPPORTUNITY

         The number of Internet users has increased rapidly over the past several years. In addition, commercial applications that are based on digital technology, including the Internet, have increased at a rapid pace. The Company believes that these patterns have resulted in increasing expenditures for online marketing, advertising, branding, and e-commerce, and that such communications will increasingly utilize rich media formats. Visualization as a means of communication over wide areas, within and between companies and customers, has become vital in conducting business over the past five years. The Company sees an eventual convergence of the various media types, including: print, broadcast television, the Web, gaming and motion pictures, among others that present a tremendous opportunity for those who utilize or equip digital visualization.

         The Company's initial focus was on Website licensing for marketing and direct selling. The Company believes that its Viewpoint Experience Technology meets this market's requirements for:

         - Effective merchandising to build brand awareness and drive sales.

         -        Realistic product interaction.

         - Interoperability of all other media types required for compelling product displays (including, for example, 3D, vector graphics, object movies, 2D, digital sound and video).

         - Excellent compression and streaming delivery at narrowband and broadband data rates.

         -        Client-side data logging of the use of downloaded rich media.

         - Low infrastructure impact for deployment, and ease of integration into Web, HTML, and IT infrastructures.

         - Continual advancement and "refresh" of features through the graphics operating system platform.

         - Consistent and high quality playback across browser and non-browser environments and all major playback platforms.

         The Company's focus has recently been broadened to include enterprise applications. Viewpoint's graphics operating platform provides a powerful visualization edge to complement existing enterprise application software. The Company believes that, as data becomes more complicated and is communicated over wider geographic distances, providing visualization becomes critical to success. Examples of enterprise applications include: virtual product design, process workflow and customer service applications. This Company's primary target audience for enterprise applications is Fortune 500 companies who can benefit from improving communication through visualization. The Company's model is to apply its already developed engineering resources to create custom solutions to address those needs.

         In addition, the Company has developed a new group to penetrate the Internet advertising market as well as digital advertising on a broader scale. The Company believes that the Web lacks compelling advertising formats and that numerous additional digital advertising formats are emerging, such as those for television's new digital set-top boxes. The Company believes it is well-positioned to develop and deliver engaging, interactive advertisements over digital media, including the Internet. It is believed that Viewpoint Experience Technology can deliver compelling and interactive ad formats, tapping into a large selection of technologies. The Company feels that creative talent which may have objected to the limited formats of existing "banner" ads will be drawn to the new formats and therefore bring credibility to the newly enhanced medium. Further, the potential for client-side tracking and logging as well as guaranteed playback quality and consistency across advertising platforms should provide strong defensibility in this space.

VIEWPOINT'S BUSINESS MODEL

         The Company's business model differs from that of many other companies that have developed Website design and content-creation software for sale or license to a target market of Internet professionals -- that is, Website developers, interactive agencies, solutions integrators, application service providers and content developers, as well as professionals working in-house at e-merchants and other Website owners. Instead of selling tools to Internet professionals -- a relatively small market - the Company has sought primarily to license technology to the audience where the value is created: the much larger market of e-commerce merchants, Website owners and others who can harvest benefits from communicating visually in the digital domain.

         The Company's licensing strategy focuses on earning fees by providing clients with the ability to broadcast digital content in the Viewpoint format. Viewpoint's technology is designed so that content in the Viewpoint format that is broadcast or otherwise distributed without a valid "key" will be spoiled by a "watermarking" image. The Company offers these keys through a variety of broadcast license arrangements that document the client's rights under the arrangement. Licenses are tailored to the specific needs of the client. Examples of typical arrangements include:

         - licenses which are time-based, which are generally limited to specific Web site addresses or specific content;

         - licenses which are perpetual, which are generally limited to specific types or amounts of content;

         - licenses which permit a "narrowcast" only to a local area network or intranet; and

         - licenses which permit the client to distribute content by means of CDs, DVDs and other portable storage media.

The Company believes that this revenue model, if successful, should produce a recurring stream of revenues from existing clients with the opportunity to scale income substantially as new customers are acquired.

         Another key aspect of our approach is an "open tools" philosophy. The Company believes that the long-term success of its platform will be fueled by having the most popular content creation tools natively output in the Viewpoint format, rather than requiring design professionals to use Viewpoint's own proprietary toolset. This approach also eliminates much of the very large cost associated with development and support of proprietary commercial toolsets. Another advantage of this strategy is that software tools companies that do incorporate Viewpoint functionality, such as Adobe Systems Incorporated ("Adobe") and Autodesk Incorporated, have natural incentives to promote the Viewpoint platform. More than 50 companies are developing or have developed support for the Viewpoint format within their tools. In addition, we make available on our Website, without charge, the core software necessary to develop Viewpoint content, as well as extensive tutorials and related materials.

         Another cornerstone of the business model is that the Viewpoint Media Player, representing the required client-side playback engine, is free for users to playback broadcasted content. After downloading the player, users can receive all updates of the media player software for free, seamlessly and without interruption of the playback.

         The Company's professional services groups play an integral role in its overall strategy. Professional services provide a significant revenue opportunity, through the sale of complete solutions comprising technology and content creation services to customers desiring a single vendor solution. At the same time, the groups increase our ability to sell broadcast licenses, by enabling us to offer Viewpoint content to clients who are impressed by the advantages of Viewpoint Experience Technology but who do not wish to create Viewpoint content themselves or trust that creation to others. Also, the groups' work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients, and enabling us to provide thorough, up-to-date training for other industry professionals. The Company is not reliant on its own content creation services, however, as it has cultivated a network of thousands of independent content developers trained to provide those services as well.

         Recently, the Company's professional services have begun to include specific engineering services to enhance existing or create new software applications meant to perform a specific task or set of tasks or assist in communicating through visualization. While content creation services focus on creating interactive digital objects and enhancing Websites, engineering services create or alter software to enable clients to design products, improve process workflow or enhance customer service experiences. The Company's engineering services leverage off of the existing engineering staff and the Company's growing engineering application developers network.

COMPETITION

         The Company's current competitors (and some of their products) include:
Kaon (Activate!3D); Cycore AB (Cult3D); IBM Corporation (Hotmedia); Macromedia, Inc. (Shockwave and Flash); Shells Interactive Ltd. (3D Dreams); Pulse Entertainment (Pulse3D); Shout Interactive (Shout 3D); Virtue 3D, Inc. (Virtuoso); and Rich FX (Examine-FX). Some of the Company's competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company's business would be harmed.

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

         The Company believes that Viewpoint Experience Technology offers significant advantages over many of our competitors' products:

         - GREATER VISUAL REALISM -- We believe that 3D and other digital rich media objects created in the Viewpoint format offer higher quality and a more true-to-life online experience than competitors' formats.

         - INTERACTIVITY -- Viewpoint Experience Technology lets a customer interact with our clients' brands and examine their products in ways not possible with our competitors' formats. Viewpoint lets consumers pick up/put down, zoom in/out, see how parts move, add/remove components, turn products on/off, change colors/fabrics/textures, instantly receive key data (e.g. compare pricing).

         - NARROWBAND FRIENDLY -- Viewpoint's proprietary compression technology, TrixelsNT, greatly cuts download time of 3D objects to almost what is expected from ordinary 2D images, so that even consumers with slow connections to the Internet can see Viewpoint content quickly and can interact with them in real time. The client-side rendering makes this possible as only a small file of instructions are communicated to the client-side CPU, where the object is actually rendered. Many of the Company's competitors render objects on the server-side which is more taxing on servers and connections and leads to poorer user interoperability.

         - MANY MEDIA/ONE PLAYER -- Viewpoint includes and integrates seamlessly with many rich media types like IPIX Panoramas, high quality 3D, text annotations, Flash(TM) vector graphics, audio and more, enabling clients to create more compelling Web experiences in a concise and integrated fashion.

         - NO POP-UP WINDOWS -- Viewpoint's transparent "windowless rendering" allows 3D images to share space on the page with text, graphics, and even buttons and hyperlinks. The new "browserless rendering" now allows 3D objects and vector graphics animation to play right over open windows. 2D images can "hyper" zoom from traditional thumbnails into images that utilize the entire screen's desktop area. The XML capabilities of the technology allows a seamless and immediately updateable data integration with back-end servers without generating additional windows.

         - AUTOMATIC UPDATES -- Once users download the Viewpoint Media Player, they can automatically receive all releases and upgrades. Because new releases and additional functionality can be sent automatically, in the background, the user's online experience is never interrupted.

         - LACK OF DEPENDENCE ON JAVA -- The Company's technology is not based upon the Java software language. It has been announced publicly that Java is not supported in the current version of Microsoft's browser, Internet Explorer 6.0, the latest version of the world's most popular Internet browser. This lack of support for Java requires users to download a plug-in in order to view Java-based media. Many of Viewpoint's competitors base their technology on the Java language and the Company feels its lack of dependence on Java technology is an advantage.

         - SEAMLESS INTEGRATION -- VET technology requires no special server side software to deploy, and integrates easily with existing HTML pages or back end database systems.

PRODUCT DEVELOPMENT

         Continuous development of new products and enhancements of our existing products is critical to our success. The Company's principal current product development efforts are focused on the development of VET and other complementary technologies. From time to time, the Company may also acquire basic software technologies that it considers complementary to its Viewpoint solution.

         The Company's growth will, in part, be a function of the introduction of new products, technologies and services and future enhancements to existing products and technologies. Any such new products, technologies or enhancements may not achieve market acceptance. In addition, the Company has historically experienced delays in the development of new products, technologies and enhancements, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products, technologies or enhancements in a timely manner, this inability could have a material adverse effect on the Company's business. In particular, the introductions of new products, technologies and enhancements, are subject to the risk of development delays.

         The Company's research and development expenses, exclusive of non-cash stock compensation charges, were approximately $6,633,000, $6,241,000 and $2,515,000, for 2001, 2000 and 1999, respectively. The Company may hire additional engineers in connection with its continued product development efforts, which would result in increased research and development expenses.

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

EMPLOYEES

         As of March 22, 2002, Viewpoint had 172 full time employees, including 40 in sales and marketing; 66 in creative services; 46 in research, development and quality assurance; and 20 in administration. The Company also employs independent contractors. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the Company's executive officers as of March 22, 2002:

        NAME                             AGE                           POSITION
        ----                            ----                           --------
        Robert E. Rice                   47       Chairman, President and Chief Executive Officer
        David Feldman                    35       Executive Vice President and Chief Strategist
        Christopher Gentile              43       Executive Vice President, Creative Services
        Paul Kadin                       51       Executive Vice President, Business Development
        Jeffrey J. Kaplan                54       Executive Vice President, Business Affairs
        Anders Vinberg                   52       Executive Vice President, Engineering and Enterprise Solutions
        Anthony L. Pane                  36       Senior Vice President and Chief Financial Officer

         Mr. Rice has been President and Chief Executive Officer since March 2000 and Chairman of the Company's Board of Directors since July 2000. At the Company, he served as Vice President of Strategic Affairs until September 1999. He served as the President and a Director of Metastream since its formation in June 1999. Mr. Rice co-founded Real Time Geometry Corporation and served as its chairman until its sale to the Company in 1996. Before founding Real Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues. While at Milbank, Mr. Rice also co-founded the Professional Chess Association with World Champion Garry Kasparov and served as its commissioner for two years, organizing World Championships and major televised events around the globe.

         Mr. Feldman has been Executive Vice President and Chief Strategist of the Company since February 2001. Mr. Feldman served as Vice President of Business Development and Chief Strategist of Metastream from its formation in June 1999 through its merger with the Company in November 2000 and served as Vice President and Chief Strategist at the Company from November 2000 until February 2001. Mr. Feldman served as Vice President, Business Development of the Company in 1999 and had served as Director, Business Development, and Director, Princeton Products Group of the Company from 1997 to 1999. Mr. Feldman served both as Chief Strategist and a member of the board of directors of Specular International from 1995 until its acquisition by the Company in 1997.

         Mr. Gentile has been Executive Vice President, Creative Services of the Company since November 2000. Before the merger of Metastream and Viewpoint, Mr. Gentile served at Metastream as Vice-President of Production from July 1999 through February 2000, and as Managing Director of Professional Services from February 2000 through November 2000. Before joining Metastream, Mr. Gentile founded or co-founded several businesses, including MC Squared Incorporated, a wholly owned consulting company that he founded in 1996 and where he has served as President; Millennium RUSH, LLC, a software development company that he founded in 1995 and where he served as President; and Abrams Gentile Entertainment, Inc. a developer of consumer products and theme park designs that he co-founded in 1986 and where he served as a partner.

         Mr. Kadin has been with the Company since February 2000 and has served as Executive Vice President, Business Development since February 2001. Following an initial focus on Sales, Marketing, and Client Services globally, his current focus is on development of the Company's digital advertising formats for the Web and other media outlets. Prior to joining Viewpoint, Mr. Kadin was President - North America for Customer Dialogue Systems, a Belgian based financial services software provider. During 1996-98, he was Executive Vice President of Dreyfus Corporation in charge of retail investment sales, product management and internet activities. From 1988-1996, Mr. Kadin held senior positions in retail banking at Chase Manhattan. A series of consumer brand management positions from 1975-1987 at Procter and Gamble, Warner Lambert and Sara Lee established Mr. Kadin's marketing background.

         Mr. Kaplan has been the Executive Vice President of Business Affairs of the Company since November 2001 and was Executive Vice President and Chief Financial Officer for the period from February 2001 to November 2001. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of Rare Medium Group, Inc. from September 1999 until joining the Company and served as Executive Vice President, Chief Financial Officer and Director of Safety Components International, Inc., a leading manufacturer of airbag cushions and fabric from February 1997 to August 1999. Safety Components filed for bankruptcy on April 10, 2000 and emerged from bankruptcy on October 11, 2000. From October 1993 to February 1997, Mr. Kaplan served as Executive Vice President, Chief Financial Officer and Director of International Post Limited, a leading provider of post-production services for commercial and advertising markets.

         Mr. Vinberg has been Executive Vice President, Engineering and Information Systems at the Company since September 2000. Before this, Mr. Vinberg was Divisional Senior Vice President at Computer Associates International, Inc., ("Computer Associates") a software company, since 1986. In this position, Mr. Vinberg acted as chief architect and was responsible for the architecture of several of Computer Associates' strategic products. Mr. Vinberg also represented Computer Associates on the board of directors of Metastream from October 1999 until its merger with the Company in November 2000.

         Mr. Pane joined the company in August of 2000 and has served as Senior Vice President and Chief Financial Officer since November 2001. Previously Mr. Pane was the Company's Vice President and Controller. From May 1999 to August 2000, Mr. Pane served as Controller of Computer Generated Solutions, Inc. From July 1997 to March 1999, Mr. Pane was the Vice President and Controller of the American Stock Exchange, Inc. From July 1994 to July 1997, Mr. Pane served in various positions with Alliance Entertainment Corp., including as Chief Financial Officer of its subsidiary, Abbey Road Distributors. Mr. Pane also served in various positions, including Manager, for six years at PricewaterhouseCoopers and Ernst & Young.

ITEM 2. PROPERTIES

         The Company leases approximately 17,000 square feet of space on the 18th floor of a 24-story office building in New York City, New York. This space houses approximately 100 personnel, including substantially all of the Company's general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The primary lease agreement expires in March 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

         The Company also leases approximately 12,000 square feet of office space in Draper, Utah, pursuant to a sublease agreement which expires in April 2010. This space houses approximately 40 personnel principally engaged in sales and marketing, creative services, and management information systems services.

         The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease which expires in December 2004. This space houses approximately 23 personnel principally engaged in sales and marketing, creative services, and management information systems services.

         The Company also leases a small office space in London under a short-term lease.

ITEM 3. LEGAL PROCEEDINGS

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Viewpoint Corporation's ("Viewpoint" or the "Company") common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The Nasdaq National Market under the symbol "VWPT." On March 22, 2002, there were 304 holders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our commons stock:

                                                                                    HIGH        LOW
             2001                                                                $    8.50    $    2.75
         4th    Quarter                                                               7.11         3.00
         3rd    Quarter                                                               7.65         2.86
         2nd    Quarter                                                               8.50         3.94
         1st    Quarter                                                               7.69         2.75

            2000                                                                $    30.88   $     4.63
         4th    Quarter                                                              11.00         4.63
         3rd    Quarter                                                              14.06         8.00
         2nd    Quarter                                                              18.50         6.00
         1st    Quarter                                                              30.88         8.06


         The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                             YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               2001        2000        1999        1998        1997
                                                             --------    --------    --------    --------    --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues:

  Licenses ...............................................   $  9,681    $  1,421    $  2,818    $  3,001    $  1,262
  Services ...............................................      4,327       2,159         275          --          --
                                                             --------    --------    --------    --------    --------
Total revenues ...........................................     14,008       3,580       3,093       3,001       1,262
                                                             --------    --------    --------    --------    --------
Cost of Revenues:
  Licenses ...............................................        309          76          --          --          --
  Services ...............................................      3,283       1,467          --          --          --
                                                             --------    --------    --------    --------    --------
Total cost of revenues ...................................      3,592       1,543          --          --          --
                                                             --------    --------    --------    --------    --------
Gross profit .............................................     10,416       2,037       3,093       3,001       1,262
                                                             --------    --------    --------    --------    --------

Operating expenses:
  Sales and marketing (including non-cash stock-based
     compensation charges totaling $2,335 in 2001, $5,122
     in 2000, and $675 in 1999)...........................     17,814      18,741       3,000         981         624
  Research and development (including non-cash stock-based
     compensation charges totaling $2,920 in 2001, $4,193
     in 2000, and $2,540 in 1999).........................      9,553      10,434       5,055       1,434       2,207
  General and administrative (including non-cash
     stock-based compensation charges totaling $1,918 in
     2001, $3,026 in 2000, and $2,866 in 1999)............     10,423       9,814       6,993       4,010       3,266
  Compensation charge related to forgiveness of an officer
     loan ................................................         --       2,322          --          --          --
  Amortization of goodwill and other intangibles (1)(2) ..     17,453       3,025          75         150         150
  Goodwill impairment (3) ................................      7,925          --          --          --          --
  Depreciation ...........................................      1,804         801         406         399         205
  Non-cash sales and marketing charges (4) ...............         --      19,998          --          --          --
  Acquired in-process research and development costs (2) .         --         963          --          --          --
                                                             --------    --------    --------    --------    --------
Total operating expenses .................................     64,972      66,098      15,529       6,974       6,452
                                                             --------    --------    --------    --------    --------

Loss from operations .....................................    (54,556)    (64,061)    (12,436)     (3,973)     (5,190)
Other income .............................................      1,064       2,180       2,286       2,618       3,157
                                                             --------    --------    --------    --------    --------

Loss before provision for income taxes ...................    (53,492)    (61,881)    (10,150)     (1,355)     (2,033)
Provision (benefit) for income taxes .....................         --          --       5,481        (353)       (210)
                                                             --------    --------    --------    --------    --------

Loss before minority interest in loss of subsidiary ......    (53,492)    (61,881)    (15,631)     (1,002)     (1,823)
Minority interest in loss of subsidiary ..................         --       4,429       1,048          --          --
                                                             --------    --------    --------    --------    --------

Net loss from continuing operations ......................    (53,492)    (57,452)    (14,583)     (1,002)     (1,823)
Discontinued operations:
  Loss from discontinued operations (5) ..................         --          --     (14,811)    (18,829)     (6,355)
  Adjustment to net loss on disposal of discontinued
  operations (5)..........................................      1,122       1,496     (21,260)         --          --
                                                             --------    --------    --------    --------    --------

Net income (loss) from discontinued operations ...........      1,122       1,496     (36,071)    (18,829)     (6,355)
                                                             --------    --------    --------    --------    --------

Net loss .................................................    (52,370)    (55,956)    (50,654)    (19,831)     (8,178)
Accretion of mandatorily redeemable preferred stock of
  subsidiary .............................................         --        (438)         --          --          --
                                                             --------    --------    --------    --------    --------

Net loss applicable to common shareholders ...............   $(52,370)   $(56,394)   $(50,654)   $(19,831)   $ (8,178)
                                                             ========    ========    ========    ========    ========

Basic and diluted net loss per common share:

  Net loss per common share from continuing operations ...   $  (1.37)   $  (2.01)   $  (0.59)   $  (0.04)   $  (0.08)
  Net income (loss) per common share from discontinued
     operations ..........................................       0.03        0.05       (1.47)      (0.79)      (0.28)
                                                             --------    --------    --------    --------    --------
 Net loss per common share ...............................   $  (1.34)   $  (1.96)   $  (2.06)   $  (0.83)   $  (0.36)
                                                             ========    ========    ========    ========    ========

Weighted average number of shares outstanding -- basic
  and diluted ............................................     39,077      28,718      24,581      23,779      22,965
                                                             ========    ========    ========    ========    ========

                                                 DECEMBER 31,
                             ----------------------------------------------------
                               2001       2000       1999       1998       1997
                             --------   --------   --------   --------   --------
                                               (IN THOUSANDS)
BALANCE SHEET DATA
Cash, cash equivalents and
marketable securities.....   $ 15,413   $ 29,033   $ 37,247   $ 46,335   $ 50,002
Working capital (2) ......     12,056     34,313     33,638     55,439     77,677
Total assets .............     61,917    102,349     50,574     79,116     97,257
Stockholders' equity .....     52,737     96,339     29,901     70,181     87,242

----------

(1) In November 2000, the Company consummated a share exchange with Computer Associates International, Inc., ("Computer Associates") and another shareholder of Metastream Corporation ("Metastream"), pursuant to which the Company issued 1.15 shares of the Company's common stock in exchange for each outstanding share of common stock of Metastream. The share exchanges were accounted for as acquisitions of minority interest under the purchase method of accounting, and goodwill of $42,892,000 was recorded.

(2) In September 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, Inc. ("Viewpoint Digital") from Computer Associates. The purchase price of $19,169,000, excluding contingent consideration of $30,000,000 in notes payable, consisted of 715,000 shares of common stock valued at $8,938,000, cash consideration of $10,000,000 and $231,000 in direct acquisition costs. The contingent consideration consisted of two promissory notes each in the amount of $15,000,000. Both notes are contingent upon the achievement of certain levels of future operating results and employee retention through March 8, 2002. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002, which amount will be determined by the achievement of certain levels of future operating results and employee retention. The amount due Computer Associates under the promissory note due June 8, 2001 is approximately $4,657,000. In connection with this promissory note, the Company recorded additional goodwill and due to related parties in its consolidated balance sheet. The acquisition of Viewpoint Digital was accounted for under the purchase method of accounting, and goodwill and other intangibles of $21,589,000 were recorded, inclusive of acquired in-process research and development costs of $963,000.

(3) During 2001, the Company performed impairment assessments on the goodwill and other intangibles recorded upon the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001. The charge was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using the Company's best estimates as of the date the impairment was recorded.

(4) In connection with the issuance of mandatorily redeemable preferred stock in Metastream to America Online, Inc. ("AOL") and Adobe Systems Incorporated ("Adobe"), the Company recorded one-time non-cash sales and marketing charges of approximately $19,998,000 during the year ended December 31, 2000. These charges represented the difference between the fair market value of the Company's common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

(5) In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Company's 3D and rich media visualization and marketing technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as net income (loss) from discontinued operations for the years ended December 31, 1997 through 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled " Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

OVERVIEW

         Viewpoint Corporation is a leading provider of interactive media technologies and services. Its graphics operating system platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations. The Company also provides cross media digital solutions for film, broadcast television and games.

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

         In June 1999, the Company increased its commitment to the development of rich media Internet technologies and formed Metastream to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates holding the remaining 20% equity interest.

         In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. By April 2000, the Company had sold substantially all of its prepackaged software product lines.

         In September 2000, the Company acquired Viewpoint Digital, a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications.

         The Company's primary initiatives include:

         - Licensing technology for specific marketing and e-commerce visualization solutions;

         - Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

         - Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

         - Forging technological alliances with leading interactive agencies and Web content providers; and

         - Maximizing market penetration and name recognition, including distribution of the Company's client-side software graphics operating system, the Viewpoint Media Player

         Viewpoint believes that its success will depend largely on its ability to proliferate its digital technologies into various media, including broadcast television, games, movies, print, closed intranets, new and existing enterprise applications and television set-top boxes. Accordingly, Viewpoint has and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

         In light of its relatively recent change in strategic focus from selling prepackaged software, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint's prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2001, had an accumulated deficit of $198,184,000.

         The Company may, from time to time, provide guidance of certain financial and non-financial expectations and has done so within this Form 10-K. We use these expectations to assist us in making decisions about our allocations of resources, not as predictions of future results. The expectations are subject to risks of our business as well as those contained in "Factors That May Affect Future Results of Operations."

                              RESULTS OF OPERATIONS

         The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

                                                             YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                           2001       2000         1999
                                                         -------     -------     -------
STATEMENT OF OPERATIONS DATA
Revenues:
  Licenses ...........................................      69.1%       39.7%       91.1%
  Services ...........................................      30.9        60.3         8.9
                                                         -------     -------     -------
Total revenues: ......................................     100.0       100.0       100.0
                                                         -------     -------     -------
Cost of revenues:
  Licenses ...........................................       2.2         2.1          --
  Services ...........................................      23.4        41.0          --
                                                         -------     -------     -------
Total cost of revenues ...............................      25.6        43.1          --
                                                         -------     -------     -------
Gross profit .........................................      74.4        56.9       100.0
                                                         -------     -------     -------

Operating expenses:
  Sales and marketing (including non-cash stock-based
     compensation charges) ...........................     127.2       523.4        97.1
  Research and development (including non-cash
     stock-based compensation charges)................      68.2       291.5       163.4
  General and administrative (including non-cash
     stock-based compensation charges)................      74.4       274.1       226.1
  Compensation charge related to forgiveness of an
     officer loan.....................................        --        64.9          --
  Amortization of goodwill and other intangibles .....     124.6        84.5         2.4
  Goodwill impairment ................................      56.6          --          --
  Depreciation .......................................      12.9        22.4        13.1
  Non-cash sales and marketing charges ...............        --       558.6          --
  Acquired in-process research and development costs .        --        26.9          --
                                                         -------     -------     -------
Total operating expenses .............................     463.9     1,846.3       502.1
                                                         -------     -------     -------

Loss from operations .................................    (389.5)   (1,789.4)     (402.1)
Other income .........................................       7.6        60.9        73.9
                                                         -------     -------     -------

Loss before provision for income taxes ...............    (381.9)   (1,728.5)     (328.2)
Provision for income taxes ...........................        --          --       177.2
                                                         -------     -------     -------

Loss before minority interest in loss of subsidiary ..    (381.9)   (1,728.5)     (505.4)
Minority interest in loss of subsidiary ..............        --       123.7        33.9
                                                         -------     -------     -------

Net loss from continuing operations ..................    (381.9)   (1,604.8)     (471.5)
Discontinued operations:
  Loss from discontinued operations ..................        --          --      (478.9)
  Adjustment to net loss on disposal of discontinued
  operations..........................................       8.0        41.8      (687.3)
                                                         -------     -------     -------
  Net income (loss) from discontinued operations .....       8.0        41.8    (1,166.2)
                                                         -------     -------     -------

Net loss .............................................    (373.9)   (1,563.0)   (1,637.7)
Accretion of mandatorily redeemable preferred stock of
  subsidiary .........................................        --       (12.2)         --
                                                         -------     -------     -------

Net loss applicable to common shareholders ...........    (373.9)%  (1,575.2)%  (1,637.7)%
                                                         =======     =======     =======

REVENUES

                   2001     % CHANGE   2000       % CHANGE   1999
                 -------    --------  -------     -------- -------
                               (DOLLARS IN THOUSANDS)
Total revenues   $14,008       291%   $ 3,580        16%   $ 3,093

         The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements."

         Viewpoint generates revenues through two sources: (a) software license revenues and (b) service revenues. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through value added resellers ("VARs"). Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         License revenue increased approximately $8,260,000 or 581% and service revenue increased approximately $2,168,000 or 100% for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase in revenues is primarily attributable to an increase in sales of licenses and fee-based professional services resulting from increases to our direct sales force, expansion of our indirect channel partnerships, and incremental sales from the acquisition of Viewpoint Digital. The weakening of the U.S. economy, however, continues to negatively impact our revenue growth. The Company's revenues can also be negatively impacted by increased competition in the market, the lack of acceptance of the Company's existing products or the Company's failure to develop new products.

         During the year ended December 31, 2001, the Company recorded revenues totaling $2,385,000 related to agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors. One of the agreements is a multi-year agreement that may significantly impact revenues in the future.

         In furtherance of the Company's indirect sales strategy, the Company entered into a license agreement under which the Company licensed certain of its products to a long-time, leading distributor of 3D animation software. During the year ended December 31, 2001 the Company recorded revenue of $750,000 for this transaction and, after certain minimum revenue targets are met, the Company will share in future revenues derived from sublicenses of the products. The distributor will bear all marketing and sales costs. The Company expects this type of transaction to lead to higher margins over time.

         During the year ended December 31, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer's parent. The Company also entered into a license agreement with another customer in exchange for the customer's mass distribution of the Viewpoint Media Player to an important target audience. These transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair value of the equities and services received in determining the amount of revenues and expenses to record. Total revenues and expenses were $429,000 and $264,000, respectively, related to these transactions.

         Revenues in 2000 were related to sales of licenses, fee-based professional services and 3D digital content with two customers accounting for 40% of total revenues. Fee based professional services and 3D digital content sales of $2,459,000 were the result of the acquisition of Viewpoint Digital. Revenues in 1999 primarily consisted of one-time licenses for Viewpoint and related technologies from a limited number of strategic partners. Specifically, revenues from two customers accounted for 88% of total revenues in 1999.

         The Company expects its revenue to continue to increase in 2002 based upon the visible increase in the market acceptance of our technology. It is anticipated that the increase in revenues will be derived from both license and service revenues.

COST OF REVENUES

                                 2001       % CHANGE     2000     % CHANGE    1999
                                -------     --------   -------     --------  -------
                                            (DOLLARS IN THOUSANDS)
Total cost of revenues ......   $3,592          133%    $1,543       N/A      $--
Percentage of total revenues        26%                     43%                -- %

         Cost of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenues is directly related to an increase in fee-based professional services.

         As the amount of services revenue is expected to increase in 2002, the Company expects cost of revenues to increase in absolute dollars, while decreasing slightly as a percentage of total revenues, due to improved efficiencies and the mix of license and services revenues.

SALES AND MARKETING (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $2,335 IN 2001, $5,122 IN 2000 AND $675 IN 1999)

                                 2001       % CHANGE      2000     % CHANGE   1999
                                -------     --------   -------     --------  -------
                                               (DOLLARS IN THOUSANDS)
Sales and marketing .........   $17,814         (5)%   $18,741        525%   $ 3,000
Percentage of total revenues        127%                   523%                   97%

         Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

         Sales and marketing expenses decreased $927,000, or 5% in 2001 compared to 2000 primarily due to a decrease in advertising costs, Web development costs and non-cash stock-based compensation charges, which was partially offset by an increase in salaries, benefits, sales commissions, and travel expenses related to an increase in personnel due to internal growth and the acquisition of Viewpoint Digital. Non-cash stock-based compensation charges decreased because the Company generally no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company.

         Sales and marketing expenses increased $15,741,000, or 525%, in 2000 compared to 1999, primarily due to an increase in salaries and benefits, non-cash stock based compensation charges, recruiting fees, travel expenses, and an increase in advertising and public relation agency fees related to the launch of Viewpoint Experience Technology.

         The Company does not expect a material increase in sales and marketing expenses in 2002 over that of 2001 as a result of the company's indirect marketing strategy and the increased utilization of creative services personnel, which will increase cost of revenues, rather than sales and marketing expenses. It is expected that these decreases in costs will be partially offset by increases in selling expenses to support the projected higher revenues. As a percentage of total revenues, sales and marketing expenses are expected to decrease.

RESEARCH AND DEVELOPMENT (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $2,920 IN 2001, $4,193 IN 2000 AND $2,540 IN 1999)

                                 2001       % CHANGE    2000       % CHANGE   1999
                                -------     --------   -------     --------  -------
                                              (DOLLARS IN THOUSANDS)
Research and development ....   $ 9,553         (8)%   $10,434        106%   $ 5,055
Percentage of total revenues         68%                   292%                  163%

         Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, non-cash stock-based compensation charges, and required equipment costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally-developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

         Research and development expenses decreased $881,000, or 8% in 2001 compared to 2000 primarily due to a decrease in non-cash stock-based compensation charges and a decrease in bad debt expense partially offset by an increase in salaries and benefits and an increase in contracted development efforts. Approximately $2,106,000 of the decrease is attributable to a decrease in bad debt expense resulting from a $1,441,000 reserve against a loan from an executive whose chief responsibilities were research and development in 2000 of which approximately $665,000 was recovered during 2001. Non-cash stock-based compensation charges decreased because the Company generally no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company.

         Research and development expenses increased $5,379,000, or 106% in 2000 compared to 1999 due to an increase in salaries and benefits, non-cash stock-based compensation charges, and travel related to increased internal development personnel, and contracted development efforts in connection with the further development of Viewpoint Experience Technology. In addition, approximately $1,441,000 of the increase is due to a reserve against a loan from an executive whose chief responsibilities were research and development.

         The Company expects research and development expenses to remain relatively flat in 2002, as compared to 2001. Anticipated increases in research and development expenditures are expected to be offset by customer-specific engineering efforts in the enterprise applications group, which will be classified as cost of revenues. As a percentage of total revenues, research and development expenses are expected to decrease.

GENERAL AND ADMINISTRATIVE (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $1,918 IN 2001, $3,026 IN 2000 AND $2,866 IN 1999)

                                  2001       % CHANGE     2000       % CHANGE      1999
                                 -------     --------    ------      --------     -------
                                                (DOLLARS IN THOUSANDS)
General and administrative...    $10,423         6%      $9,814         40%       $6,993
Percentage of total revenues.         74%                   274%                     226%

         General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance and administration personnel along with other administrative costs such as legal, accounting and investor relation fees, and insurance expense.

         General and administrative expenses increased $609,000 or 6% in 2001 compared to 2000 due to an increase in salaries and benefits, rent expense, insurance and legal costs offset by a decrease in bad debt expense and non-cash stock-based compensation charges. Non-cash stock-based compensation charges decreased because the Company generally no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company.

         General and administrative expenses increased $2,821,000 or 40% in 2000 compared to 1999 due to a reserve against an officer's loan and an increase in corporate expenses resulting from a full year of operations for Metastream.

         General and administrative expenses are expected to decrease in absolute dollars and as a percentage of total revenues in 2002 compared to 2001, due to the closing of the Company's Tokyo and San Francisco offices.

COMPENSATION CHARGE RELATED TO FORGIVENESS OF AN OFFICER LOAN

                                           2001      % CHANGE   2000     % CHANGE       1999
                                           ----      --------  ------    --------       ----
                                                          (DOLLARS IN THOUSANDS)
Compensation charge related to
forgiveness of an officer loan .........   $ --       (100)%   $2,322       N/A          $--
Percentage of total revenues..........       -- %                  65%                    -- %

         A loan to an officer which accrued interest semi-annually at 5.67%, was forgiven in 2000 in accordance with the contractual terms of the officer's employment agreement, upon the merger of the Company and Metastream.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

                                           2001       % CHANGE   2000       % CHANGE   1999
                                          -------     --------  -------     --------  -------
                                                        (DOLLARS IN THOUSANDS)
Amortization of goodwill and
other intangibles ..........              $17,453        477%   $ 3,025      3,933%   $    75
Percentage of total revenues                  125%                   85%                    2%

         Amortization of goodwill and other intangibles increased $14,428,000 or 477% in 2001 compared to 2000 due to a full year of amortization of intangibles recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream.

         Amortization of goodwill and other intangibles increased $2,950,000 or 3,933% in 2000 compared to 1999 due to amortization of intangibles recorded as part of the acquisition of Viewpoint Digital in September 2000 and the acquisition of Computer Associates' minority interest in Metastream in November 2000.

         Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," will be adopted by the Company on January 1, 2002, and as a result, the Company will cease to amortize approximately $33,042,000 of goodwill. The Company recorded approximately $13,068,000 and $1,414,000 of goodwill amortization during 2001 and 2000, respectively. In lieu of amortization, the Company will be required to test goodwill for impairment using the two-step approach prescribed in SFAS No. 142.

GOODWILL IMPAIRMENT

                                           2001      % CHANGE    2000       % CHANGE     1999
                                         -------     --------   -------     --------    ------
                                                         (DOLLARS IN THOUSANDS)
Goodwill impairment..............        $ 7,925        N/A      $   --      N/A         $ --
Percentage of total revenues.....             57%                    -- %                  -- %

         The Company assesses the impairment of long-lived assets periodically in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During 2001, the Company performed impairment assessments on the goodwill and other intangibles recorded upon the acquisition of Viewpoint Digital and the acquisition of Computer Associates' minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001. The charge was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using the Company's best estimates as of the date the impairment was recorded.

         The Company has not completed its impairment analysis of goodwill under SFAS No. 142, but it may need to take additional goodwill impairment charges in 2002.

DEPRECIATION

                                           2001        % CHANGE   2000       % CHANGE    1999
                                          -------      --------  -------     --------   ------
                                                          (DOLLARS IN THOUSANDS)
Depreciation.....................         $ 1,804         125%   $   801         97%    $ 406
Percentage of total revenues.....              13%                    22%                  13%

         Depreciation expense increased $1,003,000, or 125% in 2001 compared to 2000, and $395,000, or 97% in 2000 compared to 1999 due to increases in property and equipment additions.

         The Company expects that depreciation expense will increase in absolute dollars in 2002 compared to 2001, in conjunction with the anticipated purchasing of depreciable equipment during the year. As a percentage of total revenues, depreciation expense is expected to decrease.

NON-CASH SALES AND MARKETING CHARGES

                                      2001       % CHANGE       2000       % CHANGE      1999
                                     -------     ---------     -------     --------     -------
                                                          (DOLLARS IN THOUSANDS)
Non-cash sales and marketing
charges..........................    $   --        (100)%      $19,998         N/A       $ --
Percentage of total revenues.....        -- %                      559%                    -- %

         In connection with the issuance of mandatorily redeemable preferred stock in Metastream to AOL and Adobe, the Company recorded one-time non-cash sales and marketing charges of $19,998,000 during the year ended December 31, 2000. These charges represented the difference between the fair market value of the Company's common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

                                     2001        % CHANGE       2000       % CHANGE       1999
                                    -------      --------      ------      --------      -----
                                                         (DOLLARS IN THOUSANDS)
Acquired in-process research
and development costs........       $   --         (100)%      $  963         N/A        $ --
Percentage of total revenues.           -- %                       27%                     -- %

         Acquired in-process research and development costs represent the write-off of research and development costs recorded as part of the Viewpoint Digital acquisition in September 2000.

OTHER INCOME

                                          2001      % CHANGE     2000        % CHANGE     1999
                                        -------     --------   --------      --------    ------
                                                  (DOLLARS IN THOUSANDS)
Other income.................            $ 1,064       (51)%    $  2,180         (5)%    $2,286
Percentage of total revenues.                  8%                     61%                    74%

         Other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company's cash, cash equivalents and marketable securities balances and market interest rates.

         Other income decreased $1,116,000 or 51% in 2001 compared to 2000, and $106,000 or 5% in 2000 compared to 1999 due to a decrease in average cash, cash equivalents and marketable securities balances as well as a decline in interest rates.

         Other income is expected to decrease in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 due to a decline in interest rates and an expected decrease in average cash, cash equivalents and marketable security balances.

PROVISION FOR INCOME TAXES

                                      2001      % CHANGE      2000        % CHANGE      1999
                                     -------    --------     -------      --------     -------
                                                      (DOLLARS IN THOUSANDS)
Provision for income taxes...        $   --         N/A      $   --         (100)%     $5,481
Percentage of total revenues.            -- %                    -- %                     177%

         In the fourth quarter of 1999, the Company recorded a provision for income taxes in the amount of $5,481,000, which provided a full valuation allowance against its net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011 for federal and state purposes, may be subject to certain limitations under
Section 382 of the Internal Revenues Code of 1986, as amended.

MINORITY INTEREST IN LOSS OF SUBSIDIARY

                                   2001      % CHANGE      2000        % CHANGE     1999
                                  -------    ---------    -------      --------    -------
                                                  (DOLLARS IN THOUSANDS)
Minority interest in loss of
subsidiary...................     $   --       (100)%     $ 4,429         323%      $1,048
Percentage of total revenues.         -- %                    124%                      34%

         Metastream, originally a joint initiative between the Company and Computer Associates, was formed in June 1999. For financial reporting purposes, the assets, liabilities and operations of Metastream were included in the Company's consolidated financial statements. Computer Associates and another minority shareholder's combined 20% interest in Metastream was recorded as minority interest in the Company's consolidated balance sheets, and the losses attributed to their combined 20% interest were reported as the minority interest in the Company's consolidated statements of operations. In November 2000, the Company acquired the minority interest by issuing approximately 5,578,000 shares of Company common stock in exchange for 4,850,000 shares of Metastream common stock.

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS

                                  2001       % CHANGE      2000      % CHANGE        1999
                                 -------     --------    -------     --------     ----------
                                                 (DOLLARS IN THOUSANDS)
Net income (loss) from
discontinued operations......    $ 1,122       (25)%     $ 1,496       (104)%     $ (36,071)
Percentage of total revenues.          8%                     42%                    (1,166)%

         In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

         The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000, primarily as a result of better than expected net revenues during the year from the discontinued business. The Company also recorded an adjustment to net loss on disposal of discontinued operations of $1,122,000 during the year ended December 31, 2001, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in net income (loss) from discontinued operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE

         We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2001, we had an accumulated deficit of approximately $198,184,000. We have recently changed the focus of our business from prepackaged graphics software products to e-commerce visualization solutions. We believe that, despite this change in our strategic focus, we will continue to incur operating losses for the foreseeable future.

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

         -        Acceptance of our technology in other digital medium, such as:
                  enterprise applications, digital cable set-top boxes, print, motion pictures and broadcast television;

         -        Costs of litigation and intellectual property protection;

         - Industry transitions to new business and information delivery models;

         -        Growth in Internet use;

         -        Emergence of new competition;

         - Varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure; and

         -        Technical difficulties with our technologies.

         Based on these and other factors, we believe our revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future results.

         Our staffing and other operating expenses are based in large part on anticipated revenues. It would be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

         We expect that our cash on hand, cash equivalents, and marketable securities will meet our operating expense, working capital and capital expenditure needs for at least the next 12 months. After that time, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds, if needed, on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, operating results and financial condition.

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

         In addition, the stock market has experienced extreme price and volume fluctuations recently. This volatility has had a substantial effect on our stock price, as well as the stock prices of other software companies, particularly Internet companies. These broad market and industry fluctuations may adversely affect the market price of our common stock. As a result, the market price of our common stock may continue to fluctuate.

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

IF THE INTERNET DOES NOT CONTINUE TO EXPAND AS A WIDESPREAD COMMERCE MEDIUM, DEMAND FOR OUR PRODUCTS AND TECHNOLOGIES MAY DECLINE SIGNIFICANTLY

         The market for our products, technologies and services is new and evolving rapidly. Growth in this market depends, in large part, on increased use of the Internet for e-commerce. If the rate of adoption of the Internet as a method for e-commerce slows, the market for our products, technologies and services may not grow, or may develop more slowly than expected.

         It may be reasonable to believe that increased Internet use may depend on the availability of greater bandwidth or data transmission speeds or on other technological improvements, and we are largely dependent on third party companies to provide or facilitate these improvements. Changes in content delivery methods and emergence of new Internet access devices such as TV set-top boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide an alternative method for transferring data than streaming media.

         The e-commerce market is relatively new and evolving. Licensing of our products and technologies depends in part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more "traffic" over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and in other digital media.

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

         In addition, the industry is subject to rapidly changing methods and models of information delivery. If a general market migration to a method of information delivery that is not conforming with the Company's technologies were to occur, the Company's business and financial results would be adversely impacted.

         We expect our research and development expenditures will increase in the future. If our increased research and development spending is not accompanied by increased revenues, our business would be harmed.

POTENTIAL DELAYS IN PRODUCT RELEASES COULD HARM OUR BUSINESS

         We also depend on internal efforts for the development of new products, technologies and enhancements. In the past, we have had delays in the development of new products, technologies and enhancements. We may experience similar delays in the future, which would harm our business.

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

IN ORDER TO INCREASE MARKET AWARENESS OF OUR PRODUCTS AND GENERATE INCREASED REVENUE WE MAY NEED TO EXPAND OUR SALES AND MARKETING CAPABILITIES

         We expanded our sales force in 2001 and may be required to continue to expand our sales and marketing operations to increase market awareness of our products and generate increased revenue. We cannot be certain that we would be successful in these efforts. In addition, market acceptance of these and future products will depend on continued market development for Internet products and services and the commercial adoption of standards on which our Viewpoint technology products are based. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective clients. New hires require training and take time to achieve full productivity. We cannot be certain that our recent hires will become as productive as necessary or that we will be able to hire enough qualified individuals or retain existing employees in the future.

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

WE MAY NEED TO ENTER INTO BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS

         We may continue to expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

         - Difficulty assimilating the operations, technology and personnel of the combined companies;

         -        Disruption of our ongoing business;

         -        Problems retaining key technical and managerial personnel;

         - Expenses associated with amortization of purchased intangible assets;

         - Additional operating losses and expenses of acquired businesses;

         - Impairment of relationships with existing employees, customers and business partners; and

         - If such other business combinations and strategic alliances are not successful in addressing these risks, our business would be adversely affected.

THE LOSS OF ANY OF OUR KEY PERSONNEL WOULD HARM OUR BUSINESS

         We depend on the continued employment of our senior executive officers and other key management personnel. Other than a very few instances, we do not have long-term employment agreements with our key personnel, and we do not have "key person" life insurance policies. If any of our senior officers or other key employees leave our company and are not adequately replaced, our business would be adversely affected.

OUR REVENUES COULD BE NEGATIVELY AFFECTED BY THE LOSS OF RESELLERS AND STRATEGIC PARTNERS AND IF WE FAIL TO ESTABLISH, MAINTAIN OR EXPAND OUR STRATEGIC RELATIONSHIPS FOR THE INTEGRATION OF OUR TECHNOLOGY WITH THE SERVICES OF THIRD PARTIES, THE GROWTH OF OUR BUSINESS MAY CEASE OR DECLINE

         For the year ended December 31, 2001, the Company recorded revenues totaling 17% of total 2001 revenues related to certain agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors. The loss of any reseller or strategic partner could significantly reduce our revenues, which could have a material adverse effect on our financial condition, operating results and business.

         In order to expand our business, we must generate, maintain and strengthen strategic relationships with third parties. Currently, we have relationships with AOL and Adobe, through which they integrate our technology into their services. We may need to establish additional strategic relationships in the future. If these parties do not provide sufficient, high-quality service or integrate and support our technology correctly, or if we are unable to enter into successful new strategic relationships, our revenues and growth may suffer. We cannot be assured that the time and effort spent on developing or maintaining strategic relationships will produce significant benefits to us.

OUR LENGTHY SALES CYCLE AND PRODUCT IMPLEMENTATION MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY RESULTS

         We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of e-business applications. Our long sales cycle makes it difficult to predict the quarter in which revenues may fall. In addition, since we recognize a portion of our revenue throughout completion of our services, the timing of product implementation could cause significant variability in our license and service revenues and operating results for any particular period. The implementation of our product requires a significant commitment of resources by our customers which makes it difficult to predict the quarter when implementation will be completed.

OUR PROJECTS VARY IN SIZE AND SCOPE; THEREFORE, A CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUES IN ONE PERIOD MAY NOT GENERATE A SIMILAR AMOUNT OF REVENUE IN SUBSEQUENT PERIODS

         We face a risk because a large amount of our revenues are generated from a small number of clients, and there are no assurances that these clients will retain our services for the same level of work in the future. Any cancellation, deferral or significant reduction in work performed for these principal clients or a significant number of smaller clients could have a material adverse effect on our business, financial condition and results of operations.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO IDENTIFY, HIRE, TRAIN AND RETAIN HIGHLY QUALIFIED EMPLOYEES

         Our future success depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial employees. The competition for such employees is intense, and we have experienced difficulty in identifying and hiring qualified engineering and creative services personnel. If we do not succeed in attracting and retaining necessary technical and managerial employees in the future, our business would be adversely affected.

         Additionally, in order to attract and retain employees in the past, we have granted options to purchase shares of common stock to employees at an exercise price below the fair market value of the common stock on the date of grant. As a result, we have had to record deferred compensation related to the intrinsic value of the option. This deferred compensation is amortized over the vesting period of applicable options, which is generally four years, resulting in a non-cash charge to earnings over the related vesting period. We generally no longer issue options at an exercise price below the fair market value of the common stock on the date of grant, however, if we do so in the future, our business would be adversely affected.

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE
US

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

OUR BUSINESS IS SUBJECT TO GENERAL ECONOMIC CONDITIONS AS WELL AS THOSE SPECIFIC TO THE INTERNET AND RELATED INDUSTRIES, WHICH HAVE BECOME LESS CERTAIN FOLLOWING THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

         Our revenues and results of operations have been and will be subject to fluctuations based upon the general economic conditions in the United States and, to a lesser extent, abroad. If there is a general economic downturn or a recession in the United States, we expect that business enterprises, including our customers and potential customers, could substantially and immediately reduce their budgets or delay implementation of Internet-focused business solutions. A deterioration in existing economic conditions could therefore materially and adversely affect our financial condition, operating results and business.

         The growth and prosperity of the Internet and industries which derive their revenues from Internet will impact the results of the Company. Any downturn in the growth rate of the Internet and related industries' as a business segment would adversely impact the Company's financial condition, operating results and stock price.

         Terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad and the potential for military action and heightened security measures in response to such threat may cause significant disruption to commerce throughout the world. To the extent that such disruptions result in delays or cancellations of customer orders, a general decrease in corporate spending on information technology, or our inability to effectively market and sell our licenses and services, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long term material adverse effect on our business, results of operations or financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Viewpoint's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company's accounting policies, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

         Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

         The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended, and SAB No. 101 "Revenue Recognition in Financial Statements."

         Viewpoint generates revenues through two sources: (a) software license revenues and (b) service revenues. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VARs. Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights.

         Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized on a percentage of completion method of contract accounting.

         If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company periodically enters into nonmonetary arrangements whereby the Company's licenses or services are exchanged for services of its customer. Nonmonetary revenue is recognized at the estimate fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

Long-Lived Assets

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically reviews the carrying value of long-lived assets, primarily consisting of property and equipment, with estimated useful lives that range from 3 to 5 years, and goodwill and other intangible assets, with estimated useful lives that range from 1 to 4 years, to determine whether there are any indications of impairment losses. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Impairment losses, if any, are recorded when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. Beginning in 2002, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board ("FASB"). Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents, and marketable securities totaled $15,413,000 at December 31, 2001, down from $29,033,000 at December 31, 2000 and $37,247,000 at December 31, 1999. Included in cash and cash equivalents at December 31, 2001, is $291,000 of restricted cash which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

         Net cash used in operating activities of the Company totaled $15,026,000 for 2001 compared to $28,745,000 for 2000 and $11,903,000 for 1999.
Net cash used in operating activities in 2001 primarily resulted from a $53,492,000 net loss from continuing operations offset in part by $6,488,000 of net cash provided by discontinued operations, $7,173,000 in non-cash stock-based compensation charges, $19,257,000 in depreciation and amortization and a $7,925,000 goodwill impairment charge. Net cash used in operating activities in 2000 primarily resulted from a $57,452,000 net loss from continuing operations and $8,607,000 of net cash used in discontinued operations, offset in part by $12,341,000 in non-cash stock-based compensation charges, $19,998,000 in non-cash sales and marketing charges and $4,789,000 in depreciation and amortization. Net cash used in operating activities in 1999 primarily resulted from a $14,583,000 net loss from continuing operations and $10,209,000 of net cash used for discontinued operations, offset in part by $6,081,000 in non-cash stock-based compensation charges and a $5,913,000 non-cash charge related to the full valuation allowance recorded against the Company's deferred tax assets.

         Net cash provided by (used in) investing activities totaled $8,387,000, $1,584,000 and $(7,410,000) for 2001, 2000, and 1999, respectively. Net cash provided by investing activities in 2001 primarily resulted from $8,843,000 of net proceeds from sales and maturities of marketable securities offset by $872,000 used to purchase property and equipment. Net cash provided by investing activities in 2000 primarily resulted from $17,135,000 of net proceeds from sales and maturities of marketable securities, net of $10,225,000 of cash used to acquire Viewpoint Digital and $4,233,000 used to purchase property and equipment. Net cash used in investing activities in 1999 primarily resulted from $2,798,000 of net purchases of marketable securities and $4,471,000 of net cash used in discontinued operations.

         Net cash provided by financing activities totaled $1,874,000, $35,993,000 and $7,505,000 for 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 primarily resulted from $2,449,000 of proceeds from the exercise of stock options by the Company's employees, offset by $575,000 in loans to two officers of the Company. Net cash provided by financing activities in 2000 primarily resulted from $19,839,000 received from AOL and Adobe relating to their investment in Metastream, $12,604,000 of proceeds from the exercise of stock options by the Company's employees and $3,500,000 received from Computer Associates related to their investment in Metastream. Cash provided by financing activities in 1999 primarily resulted from $4,005,000 of proceeds from the exercise of stock options by the Company's employees and $3,500,000 received from Computer Associates relating to their investment in Metastream.

         As of December 31, 2001, the Company had cash commitments totaling approximately $7,389,000 through 2010, related to future minimum lease payments for office space, equipment, and an executive's vehicle. See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K.

         Pursuant to the purchase of all of the outstanding capital stock of Viewpoint Digital, the Company issued two contingent promissory notes to Computer Associates each in the amount of $15,000,000. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002, which amount will be determined by the achievement of certain levels of future operating results and employee retention. The amount due Computer Associates under the promissory note due June 8, 2001 is approximately $4,657,000.

         The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Viewpoint.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $1,767,000 into goodwill at the date of adoption. This will result in approximately $33,042,000 of goodwill and $2,361,000 of other intangible assets commencing on January 1, 2002. The Company will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company anticipates it will complete its initial impairment test for the remaining goodwill balance as of January 1, 2002 in the first half of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of December 31, 2001. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         1. Index to Financial Statements

         The following financial statements are filed as part of this Report:

                                                                                            PAGE
                                                                                            ----
                                   AUDITED FINANCIAL STATEMENTS
                                   Report of Independent Accountants...................      32
                                   Consolidated Balance Sheets as of December 31, 2001
                                   and 2000............................................      33
                                   Consolidated Statements of Operations for each of the
                                   three years in the period ended December 31, 2001...      34
                                   Consolidated Statements of Stockholders' Equity for
                                   each of the three years in the period ended December 31,
                                   2001................................................      35
                                   Consolidated Statements of Cash Flows for each of the
                                   three years in the period ended December 31, 2001...      37
                                   Notes to Consolidated Financial Statements..........      39

         2. Index to Financial Statement Schedule

                                                                                            PAGE
                                                                                            ----
                                   SCHEDULE
                                   Schedule II -- Valuation and Qualifying Accounts.....     58

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Viewpoint Corporation

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
------------------------------

New York, New York
February 8, 2002

                              VIEWPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,
                                                                                       ----------------------
                                                                                          2001        2000
                                                                                       ----------  ----------
                      ASSETS
                      Current assets:
                        Cash and cash equivalents .................................    $    8,345  $   13,320
                        Marketable securities .....................................         7,068      15,713
                        Accounts receivable, net ..................................         4,096       2,101
                        Notes receivable from related parties, net ................           --          870
                        Notes receivable, net......................................           750         750
                        Due from related parties, net..............................           --          312
                        Prepaid expenses and other current assets..................           836       1,595
                        Current assets related to discontinued operations .........           141       5,662
                                                                                       ----------  ----------
                                Total current assets...............................        21,236      40,323

                      Property and equipment, net .................................         4,662       5,622
                      Goodwill and other intangibles ..............................        35,403      56,111
                      Loans to officers............................................           595         --
                      Other assets.................................................            21         179
                      Non-current assets related to discontinued operations .......           --          114
                                                                                       ----------  ----------
                                Total assets.......................................    $   61,917  $  102,349
                                                                                       ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      Current liabilities:
                        Accounts payable...........................................    $    1,314  $    3,352
                        Accrued expenses...........................................         1,304         861
                        Due to related parties, net................................         4,764         --
                        Deferred revenues..........................................           907         636
                        Accrued incentive compensation ............................           545         546
                        Current liabilities related to discontinued operations ....           346         615
                                                                                       ----------  ----------
                                Total current liabilities..........................         9,180       6,010

                      Commitments and contingencies

                      Stockholders' equity:
                        Preferred stock, $.001 par value; 5,000 shares authorized -
                          no shares issued and outstanding at December 31, 2001 and 2000       --          --

                        Common stock, $.001 par value; 75,000 shares authorized -
                          39,620 shares issued and 39,460 shares outstanding at
                          December 31, 2001, and 37,964 shares issued and
                          outstanding at December 31, 2000.........................            40          38
                        Paid-in capital............................................       263,157     264,698
                        Deferred compensation .....................................       (11,279)    (22,595)
                        Treasury stock at cost; 160 and no shares at December 31,
                          2001  and 2000, respectively.............................        (1,015)         --
                        Accumulated other comprehensive income.....................            18          12
                        Accumulated deficit........................................      (198,184)   (145,814)
                                                                                       ----------  ----------
                                Total stockholders' equity.........................        52,737      96,339
                                                                                       ----------  ----------
                                Total liabilities and stockholders' equity.........    $   61,917  $  102,349
                                                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ---------------------------------
                                                                               2001         2000        1999
                                                                            ----------  -----------  --------
                   Revenues:
                     Licenses...........................................    $    9,681  $    1,421   $  2,818
                     Services...........................................         4,327       2,159        275
                                                                            ----------    --------   --------
                   Total revenues ......................................        14,008       3,580      3,093
                                                                            ----------    --------   --------
                   Cost of Revenues:
                     Licenses...........................................           309          76         --
                     Services...........................................         3,283       1,467         --
                                                                            ----------    --------   --------
                   Total cost of revenues...............................         3,592       1,543         --
                                                                            ----------    --------   --------
                   Gross profit.........................................        10,416       2,037      3,093
                                                                            ----------    --------   --------

                   Operating expenses:
                     Sales and marketing (including non-cash stock-based
                        compensation charges totaling $2,335 in 2001,
                        $5,122 in 2000, and $675 in 1999)...............        17,814      18,741      3,000
                     Research and development (including non-cash stock
                        -based compensation charges totaling $2,920 in
                        2001, $4,193 in 2000, and $2,540 in 1999).......         9,553      10,434      5,055
                     General and administrative (including non-cash
                        stock-based compensation charges totaling $1,918
                        in 2001, $3,026 in 2000, and $2,866 in 1999)....        10,423       9,814      6,993
                     Compensation charge related to forgiveness of an
                        officer loan ...................................            --       2,322         --
                     Amortization of goodwill and other intangibles ....        17,453       3,025         75
                     Goodwill impairment................................         7,925         --          --
                     Depreciation.......................................         1,804         801        406
                     Non-cash sales and marketing charges ..............           --       19,998         --
                     Acquired in-process research and development costs.           --          963         --
                                                                            ----------    --------     ------
                   Total operating expenses.............................        64,972      66,098     15,529
                                                                            ----------    --------   --------

                   Loss from operations.................................       (54,556)    (64,061)   (12,436)
                   Other income.........................................         1,064       2,180      2,286
                                                                            ----------    --------   --------

                   Loss before provision for income taxes...............       (53,492)    (61,881)   (10,150)
                   Provision for income taxes ..........................           --          --       5,481
                                                                            ----------    --------   --------

                   Loss before minority interest in loss of subsidiary..       (53,492)    (61,881)   (15,631)
                   Minority interest in loss of subsidiary .............           --        4,429      1,048
                                                                            ----------    --------   --------

                   Net loss from continuing operations..................       (53,492)    (57,452)   (14,583)
                   Discontinued operations:
                     Loss from discontinued operations..................           --          --     (14,811)
                     Adjustment to net loss on disposal of discontinued          1,122       1,496    (21,260)
                      operations..................................          ----------    --------   --------
                   Net income (loss) from discontinued operations.......         1,122       1,496    (36,071)
                                                                            ----------    --------   --------

                   Net loss.............................................       (52,370)    (55,956)   (50,654)
                   Accretion of mandatorily redeemable preferred stock of
                     subsidiary ........................................           --         (438)       --
                                                                            ----------    --------   -------

                   Net loss applicable to common shareholders...........    $  (52,370)   $(56,394)  $(50,654)
                                                                            ==========    ========   ========

                   Basic and diluted net loss per common share:

                     Net loss per common share from continuing operations   $    (1.37)   $  (2.01)  $  (0.59)
                     Net income (loss) per common share from discontinued
                      operations........................................          0.03        0.05      (1.47)
                                                                            ----------    --------   --------
                   Net loss per common share............................    $    (1.34)   $  (1.96)  $  (2.06)
                                                                            ==========    ========   ========

                   Weighted average number of shares outstanding -- basic
                     and diluted........................................        39,077      28,718     24,581
                                                                            ==========    ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIEWPOINT CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                                 (IN THOUSANDS)


                                     SERIES A
                                  PREFERRED STOCK        COMMON STOCK                                         TREASURY STOCK
                                 -----------------     --------------------                                 -------------------
                                                                               PAID-IN         DEFERRED
                                  SHARES    AMOUNT      SHARES      AMOUNT     CAPITAL       COMPENSATION    SHARES     AMOUNT
                                 -------   -------     --------    --------  -------------   ------------   --------   --------
Balances at December 31,
  1998 ..................             --   $    --       24,243    $     24  $     112,829   $         --         --   $     --
Issuance of common stock
  upon the exercise of
  stock options .........             --        --          959           1          4,004             --         --         --
Issuance of common stock
  in connection with the
  employee stock
  purchase plan .........             --        --          168          --            584             --         --         --
Issuance of common stock
  in connection with the
  acquisition of
  RAYflect S.A ..........             --        --          126          --            597             --         --         --
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options .......             --        --           --          --             26             --         --         --
Change in interest gain
  related to
  subsidiary ............             --        --           --          --          1,900             --         --         --
Translation
  adjustment ............             --        --           --          --             --             --         --         --
Unrealized loss on
  marketable securities .             --        --           --          --             --             --         --         --
Net loss ................             --        --           --          --             --             --         --         --
                                 -------   -------     --------    --------  -------------   ------------   --------   --------
Balances at December 31,
  1999 ..................             --        --       25,496          25        119,940             --         --         --

Issuance of common stock
  upon the exercise of
  stock options .........             --        --        2,678           3         12,601             --         --         --
Issuance of common stock
  in connection with the
  employee stock
  purchase plan .........             --        --           47          --            242             --         --         --
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options .......             --        --           --          --             75             --         --         --
Change in interest gain
  related to
  subsidiary ............             --        --           --          --          3,300             --         --         --
Issuance/cancellation of
  common stock option
  awards ................             --        --           --          --         22,925        (22,925)        --         --



                                  ACCUMULATED
                                     OTHER                       TOTAL           TOTAL
                            COMPREHENSIVE INCOME  ACCUMULATED   STOCKHOLDERS'  COMPREHENSIVE
                                     (LOSS)       DEFICIT       EQUITY           LOSS
                                  -----------   -----------   -------------  -------------
Balances at December 31,
  1998 ..................         $      (117)  $   (39,204)  $      73,532  $          --
Issuance of common stock
  upon the exercise of
  stock options .........                  --            --           4,005             --
Issuance of common stock
  in connection with the
  employee stock
  purchase plan .........                  --            --             584             --
Issuance of common stock
  in connection with the
  acquisition of
  RAYflect S.A ..........                  --            --             597             --
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options .......                  --            --              26             --
Change in interest gain
  related to
  subsidiary ............                  --            --           1,900             --
Translation
  adjustment ............                  (9)           --              (9) $          (9)
Unrealized loss on
  marketable securities .                 (80)           --             (80)           (80)
Net loss ................                  --       (50,654)        (50,654)       (50,654)
                                  -----------   -----------   -------------  -------------
Balances at December 31,
  1999 ..................                (206)      (89,858)         29,901  $     (50,743)
                                                                             =============
Issuance of common stock
  upon the exercise of
  stock options .........                  --            --          12,604             --
Issuance of common stock
  in connection with the
  employee stock
  purchase plan .........                  --            --             242             --
Conversion of accrued
  compensation to equity
  upon exercise of
  certain options .......                  --            --              75             --
Change in interest gain
  related to
  subsidiary ............                  --            --           3,300             --
Issuance/cancellation of
  common stock option
  awards ................                  --            --              --             --

Amortization of deferred
  compensation ..........             --        --           --          --             --            330         --         --
Issuance of common stock
  in connection with
  Viewpoint Digital,
  Inc. acquisition ......             --        --          715           1          8,937             --         --         --
Non-cash sales and
  marketing charges in
  connection with
  strategic alliances ...             --        --          --           --         19,998             --         --         --
Issuance of common stock
  in exchange for
  minority interest in
  subsidiary ............             --        --        5,578           6         56,844             --         --         --
Issuance of common stock
  in exchange for
  subsidiary preferred
  stock .................             --        --        3,450           3         19,836             --         --         --
Translation
  adjustment ............             --        --           --          --             --             --         --         --
Unrealized gain on
  marketable securities .             --        --           --          --             --             --         --         --
Net loss ................             --        --           --          --             --             --         --         --
                                 -------   -------     --------    --------  -------------   ------------   --------   --------
Balances at December 31,
  2000 ..................             --        --       37,964          38        264,698        (22,595)        --         --

Issuance of common stock
  upon the exercise of
  stock options ...........           --        --        1,656           2          2,447             --         --         --
Issuance/cancellation
  of common stock option
  awards ................             --        --           --          --         (4,975)         4,975         --         --
Amortization of deferred
  compensation ..........             --        --           --          --             --          6,341         --         --
Issuance of common stock
  options for services ..             --        --           --          --            832             --         --         --
Conversion of accrued
   compensation to equity
   upon exercise of
   certain options ......             --        --           --          --              1             --         --         --
Issuance of warrants to
   purchase shares of
   common stock .........             --        --           --          --            154             --         --         --
Receipt of common stock
   upon default of notes
   receivable ...........             --        --           --          --             --             --       (160)    (1,015)
Translation
  adjustment ............             --        --           --          --             --             --         --         --
Unrealized gain on
  marketable securities .             --        --           --          --             --             --         --         --
Net loss ................             --        --           --          --             --             --         --         --
                                 -------   -------     --------    --------  -------------   ------------   --------   --------
Balances at December 31,
  2001 ..................             --   $    --       39,620    $     40  $     263,157   $    (11,279)      (160)  $ (1,015)
                                 =======   =======     ========    ========  =============   ============   ========   ========

Amortization of deferred
  compensation ..........                  --            --             330             --
Issuance of common stock
  in connection with
  Viewpoint Digital,
  Inc. acquisition ......                  --            --           8,938             --
Non-cash sales and
  marketing charges in
  connection with
  strategic alliances ...                  --            --          19,998             --
Issuance of common stock
  in exchange for
  minority interest in
  subsidiary ............                  --            --          56,850             --
Issuance of common stock
  in exchange for
  subsidiary preferred
  stock .................                  --            --          19,839             --
Translation
  adjustment ............                 137            --             137  $         137
Unrealized gain on
  marketable securities .                  81            --              81             81
Net loss ................                  --       (55,956)        (55,956)       (55,956)
                                  -----------   -----------   -------------  -------------
Balances at December 31,
  2000 ..................                  12      (145,814)         96,339  $     (55,738)
                                                                             =============
Issuance of common stock
  upon the exercise of
  stock options .........                  --            --           2,449             --
Issuance/cancellation
  of common stock option
  awards ................                  --            --              --             --
Amortization of deferred
  compensation ..........                  --            --           6,341             --
Issuance of common stock
  options for services ..                  --            --             832             --
Conversion of accrued
   compensation to equity
   upon exercise of
   certain options ......                  --            --               1             --
Issuance of warrants to
   purchase shares of
   common stock .........                  --            --             154             --
Receipt of common stock
   upon default of notes
   receivable ...........                  --            --          (1,015)            --
Translation
  adjustment ............                 (27)           --             (27)           (27)
Unrealized gain on
  marketable securities .                  33            --              33             33
Net loss ................                  --       (52,370)        (52,370)       (52,370)
                                  -----------   -----------   -------------  -------------
Balances at December 31,
  2001 ..................         $        18   $  (198,184)  $      52,737  $     (52,364)
                                  ===========   ===========   =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                              VIEWPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
Cash flows from operating activities:
Net loss .............................................   $(52,370)   $(55,956)   $(50,654)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Net (income) loss of discontinued operations .......     (1,122)     (1,496)     36,071
  Non-cash stock-based compensation charges ..........      7,173      12,341       6,081
  Deferred income taxes ..............................         --          --       5,913
  Depreciation and amortization ......................     19,257       4,789         670
  Goodwill impairment ................................      7,925          --          --
  Provision for bad debt .............................        544          --          --
  Non-monetary sale of software for marketable
      securities......................................       (165)         --          --
  Loss on sale of equipment ..........................         12          --          --
  Accrued interest income ............................        (20)         --        (130)
  Forgiveness, reserve and recovery of notes .........
      receivables....................................        (665)      3,347          --
  Minority interest in loss of subsidiary ............         --      (4,429)     (1,048)
  Non-cash sales and marketing charges ...............         --      19,998          --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable .............................     (2,336)     (1,148)        790
     Prepaid expenses and other assets ...............        917        (367)       (466)
     Accounts payable ................................     (2,038)      2,718          62
     Accrued expenses ................................        443         110         809
     Due to/from related parties .....................        323        (312)         --
     Deferred revenues ...............................        425         267         369
     Accrued incentive compensation ..................         --          --        (161)
     Net cash provided by (used in) discontinued
     operations.......................................      6,488      (8,607)    (10,209)
                                                           --------    --------    --------
       Net cash used in operating  activities ........    (15,209)    (28,745)    (11,903)

Cash flows from investing activities:
Purchases of property and equipment ..................       (872)     (4,233)       (295)
Sale of property and equipment .......................         16          --          --
Purchases of patents and trademarks ..................       (120)         --          --
Purchases of marketable securities ...................    (23,042)    (42,735)    (79,282)
Proceeds from sales and maturities of marketable
  securities..........................................     31,885      59,870      76,484
Issuance of notes receivable .........................         --      (1,500)         --
Issuance of notes receivable from related parties ....         --          --        (100)
Repayment of notes receivable from related parties ...        520       1,000         254
Acquisition of minority interest in subsidiary .......         --        (507)         --
Acquisition of Viewpoint Digital, net of cash acquired         --     (10,225)         --
Net cash used in discontinued operations .............         --         (86)     (4,471)
                                                         --------    --------    --------
       Net cash provided by (used in) investing
       activities.....................................      8,387       1,584      (7,410)

Cash flows from financing activities:
Collection of subscription receivable related to
  common stock of subsidiary..........................         --       3,500       3,500
Issuance of loans to officers ........................       (575)         --          --
Issuance of mandatorily redeemable preferred stock of
  subsidiary, net of issuance costs of $161 ..........         --      19,839          --
Proceeds from exercise of subsidiary stock options ...         --          50          --
Proceeds from exercise of stock options ..............      2,449      12,604       4,005
                                                         --------    --------    --------
       Net cash provided by financing activities .....      1,874      35,993       7,505

Effect of exchange rates changes on cash .............        (27)          8          (9)
                                                         --------    --------    --------

Net increase (decrease) in cash and cash equivalents .     (4,975)      8,840     (11,817)
Cash and cash equivalents at beginning of year .......     13,320       4,480      16,297
                                                         --------    --------    --------
Cash and cash equivalents at end of year .............   $  8,345    $ 13,320    $  4,480
                                                         ========    ========    ========

                              VIEWPOINT CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (IN THOUSANDS)


Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes ................   $     78   $     --    $      2

Supplemental disclosure of non-cash investing
and financing activities:
Unrealized gains (losses) on marketable securities ........   $     33   $     81    $    (80)
Issuance of warrants to purchase shares of common stock ...        154         --          --
Receipt of treasury stock as forgiveness of loan
    receivable.............................................      1,015         --          --
Contingent consideration not yet issued in connection
    with the acquisition of Viewpoint Digital..............      4,753         --          --
Non-monetary purchase of marketable securities ............        165         --          --
Net assets acquired in connection with acquisition of
  Viewpoint Digital:
    Cash ..................................................         --          6          --
    Accounts receivable, net ..............................        203        830          --
    Property and equipment ................................         --      1,576          --
    Prepaid expenses and other assets .....................         --        128          --
    Accounts payable and accrued expenses .................         --       (410)
Conversion of accrued compensation to equity upon
    exercise of certain options............................          1         75          26
Acquisition of minority interest:
  Goodwill ................................................         --     42,892          --
  Minority interest .......................................         --     14,465          --
  Common stock ............................................         --         (6)         --
  Paid in capital .........................................         --    (56,844)         --
Issuance of stock in connection with employee stock
    purchase plan..........................................         --        242         584
Issuance of common stock in connection with
    acquisition of RAYflect S.A............................         --         --         597
Net assets acquired in connection with acquisition of
  RAYflect S.A.:
    Property and equipment ................................         --         --           6
    Prepaid expenses and other assets .....................         --         --       1,300
    Accounts payable and accrued expenses .................         --         --          20


  The accompanying notes are an integral part of these consolidated financial statements.

                              VIEWPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION

         Viewpoint Corporation is a leading provider of interactive media technologies and services. Its graphics operating system platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich advertising and product presentations. The Company also provides cross media digital solutions for film, broadcast television and games.

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

         In June 1999, the Company increased its commitment to the development of rich media Internet technologies and formed Metastream to operate a business exploiting these technologies. The Company originally held an 80% equity interest in Metastream with Computer Associates holding the remaining 20% equity interest.

         In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. By April 2000, the Company had sold substantially all of its prepackaged software product lines.

         In September 2000, the Company acquired Viewpoint Digital, a wholly-owned subsidiary of Computer Associates. Viewpoint Digital publishes the world's largest library of 3D digital content and provides creative 3D services to thousands of customers in entertainment, advertising, visual simulation, computer-based training and corporate communications.

         The Company's primary initiatives include:

         - Licensing technology for specific marketing and e-commerce visualization solutions;

         - Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

         - Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

         - Forging technological alliances with leading interactive agencies and Web content providers; and

         - Maximizing market penetration and name recognition, including distribution of the Company's client-side software graphics operating system, the Viewpoint Media Player

         Viewpoint believes that its success will depend largely on its ability to proliferate its digital technologies into various media, including broadcast television, games, movies, print, closed intranets, new and existing enterprise applications and television set-top boxes. Accordingly, Viewpoint has and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee based professional services, including digital content creation service and engineering services to enhance and create new enterprise software applications.

         In light of its relatively recent change in strategic focus from selling prepackaged software, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint's prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2001, had an accumulated deficit of $198,184,000.

         The Company believes that its current cash and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         Certain reclassifications have been made to the prior years consolidated financial statements to conform to the 2001 presentation.

REVENUE RECOGNITION

         Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

         The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended, and SAB No. 101 "Revenue Recognition in Financial Statements."

         Viewpoint generates revenues through two sources: (a) software license revenues and (b) service revenues. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VAR's. Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 "Accounting For Performance of Construction-Type and Certain Production-Type Contracts." Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights.

         Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized under the percentage of completion method of contract accounting.

         If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company periodically enters into nonmonetary arrangements whereby the Company's licenses or services are exchanged for services of its customer. Nonmonetary revenue is recognized at the estimated fair value of the services received. Generally,

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

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

         In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The Company's policy for accounting for costs incurred to operate the Company's Web site was not impacted by the adoption of the pronouncement.

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

STOCK-BASED COMPENSATION

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which is an interpretation of APB Opinion No. 25. This interpretation clarifies:

         - The definition of employee for purposes of applying APB Opinion No. 25, which deals with stock compensation issues;

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

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents. Included in cash and cash equivalents at December 31, 2001, is restricted cash amounting to $291,000, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

         The Company considers its marketable securities portfolio available-for-sale as defined in SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. At December 31, 2001 and 2000, net unrealized gains on available-for-sale securities were approximately $45,000 and $12,000, respectively.

         The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's marketable securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statements of operations. Maintenance and minor replacements are expensed as incurred.

LONG-LIVED ASSETS

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically reviews the carrying value of long-lived assets, primarily consisting of property and equipment, with estimated useful lives that range from 3 to 5 years, and goodwill and other intangible assets, with estimated useful lives that range from 1 to 4 years, to determine whether there are any indications of impairment losses. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of acquired businesses. Impairment losses, if any, are recorded when the expected undiscounted future operating cash flows derived from such assets are less than their carrying value. Beginning in 2002, the methodology for assessing potential impairments of intangibles will change based on new accounting rules issued by the FASB. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

FOREIGN CURRENCY TRANSLATION

         The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the statements of stockholders' equity. Gains and losses on foreign currency transactions for 2001, 2000 and 1999 were not significant.

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

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

CONCENTRATION OF RISK

         The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2001, and periodically from 1999 through 2000, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

         Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

NET LOSS PER COMMON SHARE

         Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants are excluded from the computation when their effect is antidilutive.

COMPREHENSIVE LOSS

         In accordance with SFAS No. 130, "Reporting Comprehensive Income," all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to July 1, 2001, will be adopted by the Company on January 1, 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $1,767,000 into goodwill at the date of adoption. This will result in approximately $33,042,000 of goodwill and $2,361,000 of other intangible assets commencing on January 1, 2002. The Company will test goodwill for impairment using the two-step approach prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company anticipates it will complete its initial impairment test for the remaining goodwill balance as of January 1, 2002 in the first half of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion No. 30, "Reporting the Results of Operations." This statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this statement are not expected to have a material impact on the Company's financial statements.

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

         The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs. During April 2000, the Company completed the sale of a substantial portion of the Company's graphics software product lines. Specifically, Corel Corporation acquired MetaCreations' Painter, Kai's Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. At December 31, 2000, $4,000,000 was still outstanding and is classified as a current asset of discontinued operations in the accompanying consolidated balance sheets. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000, primarily as a result of better than expected net revenues during the year from the discontinued business. The Company also recorded an adjustment to net loss on disposal of discontinued operations of $1,122,000 during the year ended December 31, 2001, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in net income (loss) from discontinued operations.

         The following table depicts the loss on disposal of discontinued operations activity through December 31, 2000 (in thousands):

                           LOSS ON DISPOSAL                PROVISION AT                                PROVISION AT
                           OF DISCONTINUED                  DECEMBER 31,    CHARGED TO                 DECEMBER 31,
                             OPERATIONS       DEDUCTIONS       1999           EXPENSE     DEDUCTIONS       2000
                             ----------       ----------    -----------      --------     ----------   -----------
Write-down of operating
  assets...................   $ 18,445        $  18,103     $     342        $  1,035     $   1,377    $      --
Severance and benefits ....      8,415              504         7,911              26         7,937           --
Estimated loss of
  discontinued operations
  through divesture date ..      5,400               --         5,400          (2,072)        3,328           --
Estimated net proceeds from
  divesture ...............    (11,000)              --       (11,000)           (485)      (11,485)          --
                              --------         --------     -----------      --------     ---------    ---------
                              $ 21,260         $ 18,607     $   2,653        $ (1,496)    $   1,157    $      --
                              ========         ========     ===========      ========     =========    =========

         Operating results from discontinued operations were as follows (in thousands):

                                          DECEMBER 31,
                                     --------------------
                                       2000         1999
                                     --------    --------
Net revenues .....................   $  5,275    $ 33,079
Cost of revenues .................      1,066       6,339
                                     --------    --------
  Gross profit ...................      4,209      26,740
Operating expenses:
  Sales and marketing ............      3,045      25,022
  Research and development .......      3,743      13,691
  General and administrative .....        749       4,758
  Costs associated with mergers,
  acquisitions and restructurings.         --          --
                                     --------    --------
          Total operating expenses      7,537      43,471
                                     --------    --------
Loss before gain on sale of assets     (3,328)    (16,731)
Gain on sale of assets ...........         --       1,920
                                     --------    --------
Loss from discontinued operations    $ (3,328)   $(14,811)
                                     ========    ========

         In June 1999, the Company sold certain of its consumer graphics products and licensed rights to certain of its technologies to a third party for total consideration of $2,600,000. Expenses incurred by the Company in connection with this transaction totaled

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

$680,000. The net gain of $1,920,000 was recorded as gain on sale of assets related to discontinued operations in the accompanying statements of operations.

         The net assets related to discontinued operations included in the accompanying consolidated balance sheets consist of the following (in thousands):

                                               DECEMBER 31,
                                              ---------------
                                               2001     2000
                                              ------   ------
Current assets related to discontinued
  operations:
  Notes receivable ........................   $   --   $4,000
  Accounts receivable, net ................      114    1,581
  Prepaid expenses and other current assets       27       81
                                              ------   ------
Current assets related to discontinued
  operations ..............................   $  141   $5,662
                                              ======   ======


Non-current assets related to discontinued
  operations:
  Other assets ............................       --      114
                                              ------   ------
Non-current assets related to discontinued
  operations ..............................   $   --   $  114
                                              ======   ======


Current liabilities related to discontinued operations:

  Accounts payable ........................   $  249   $  303
  Accrued expenses ........................       97      312
                                              ------   ------
Current liabilities related to discontinued
  operations ..............................   $  346   $  615
                                              ======   ======


4.       COMPREHENSIVE LOSS

         Total comprehensive loss consisted of the following (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2001        2000        1999
                                                   --------    --------    --------
Net loss .......................................   $(52,370)   $(55,956)   $(50,654)

Foreign currency translation adjustment ........        (27)        137          (9)
Unrealized  gain (loss) on marketable securities         33          81         (80)
                                                   --------    --------    --------
Comprehensive loss .............................   $(52,364)   $(55,738)   $(50,743)
                                                   ========    ========    ========

5.       ACQUISITIONS

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

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

6.       MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

         In June 2000, Metastream issued 1,500,000 shares of Series A Convertible Preferred Stock to AOL for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream, each share of Series A Convertible Preferred Stock was exchanged by the Company, into a total of 1,725,000 shares of the Company's common stock. In connection with the issuance of the shares of Series A Convertible Preferred Stock to AOL and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $5,740,000 for the year ended December 31, 2000 related to the difference between the fair market value of the Company's common shares into which AOL could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by AOL.

         The Series A Convertible Preferred Stock held by AOL also contained a put right whereby AOL could have required the Company to purchase the preferred shares, unless exchanged, at a price equal to the original purchase price paid by AOL, plus interest.

         In July 2000, Metastream issued 1,500,000 shares of Series B Convertible Preferred Stock to Adobe for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream, each share of Series B Convertible Preferred Stock was exchanged by the Company, into a total of 1,725,000 shares of Company common stock. In connection with the issuance of the shares of Series B Convertible Preferred Stock to Adobe and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $14,258,000 for the year ended December 31, 2000 related to the difference between the fair market value of the Company's common shares into which Adobe could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by Adobe.

         The Series B Convertible Preferred Stock held by Adobe also contained a put right whereby Adobe could have required the Company to purchase the preferred shares, unless exchanged, at a price equal to the original purchase price paid by Adobe, plus interest.

         Accretion for these mandatorily redeemable securities totaled $438,000 prior to the date the preferred stock was exchanged for Company common stock in November 2000.

7.       AGREEMENTS WITH COMPUTER ASSOCIATES AND MINORITY INTEREST

         Beginning in June 1999, the Company entered into a series of agreements with Computer Associates. The agreements included a non-exclusive limited-use perpetual license to use the Company's 3D related technologies and a service agreement whereby the Company would provide a defined number of development personnel to Computer Associates on an as needed basis. Concurrent with the license agreement, the Company also granted Computer Associates a 20% equity interest in Metastream, for certain non-monetary support as consideration. The Company concluded that the series of transactions with Computer Associates should be viewed in the aggregate and the monetary consideration allocated to each component based on their fair values. Since the limited-use license of related technologies was a unique, one-time transaction, the Company did not have the requisite evidence of its fair value pursuant to the provisions of SOP No. 97-2. An independent valuation of the 20% interest in Metastream indicated a fair value in excess of the monetary consideration ascribed to Computer Associates limited-use licensing rights; therefore, the Company concluded the appropriate recognition for the transactions was to allocate the committed monetary consideration to the equity component. The Company allocated the consideration received of $7,000,000 between minority interest and "change in interest gain" pursuant to the provisions of SAB No. 51. The "change in interest gain" has been recorded to paid-in capital in the Company's consolidated balance sheets.

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         On August 10, 2000, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Computer Associates pursuant to which the Company issued to Computer Associates 1.15 shares of the Company's common stock in exchange for each share of common stock of Metastream held by Computer Associates. On consummation of the share exchange in November 2000, Computer Associates exchanged its 4,800,000 shares of Metastream common stock for 5,520,000 newly issued shares of Company common stock.

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

         On completion of the share exchange with Computer Associates and the preferred stock exchanges with AOL and Adobe, the Company owned 99.8% of the outstanding capital stock of Metastream. The other shareholder holding an interest in Metastream was a former director of the Company who was issued and subsequently exercised an option to purchase 50,000 shares of Metastream common stock. This shareholder's shares were exchanged for 57,500 newly issued shares of Company common stock, which was accounted for as an acquisition of minority interest under the purchase method of accounting. Accordingly, the purchase price of $270,000 was allocated to goodwill, net of the carrying value of this shareholder's minority interest. The goodwill recorded is being amortized over four years.

         Amortization expense related to the acquisitions of minority interest totaled $10,723,000 and $894,000 for the years ended December 31, 2001 and 2000, respectively.

         Subsequent to the acquisitions of minority interest, the Company merged with Metastream.

         On September 8, 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, a wholly-owned subsidiary of Computer Associates. The acquisition was accounted for under the purchase method of accounting. The purchase price of $19,169,000, excluding contingent consideration of $30,000,000 in notes payable, consisted of 715,000 shares of the Company's common stock valued at $8,938,000, cash consideration of $10,000,000 and $231,000 in direct acquisitions costs. The contingent consideration consisted of two promissory notes each in the amount of $15,000,000. Both notes are contingent upon the achievement of certain levels of future operating results and employee retention through March 8, 2002.

         On April 19, 2001, the Company entered into an agreement with Computer Associates regarding, among other things, the waiver of transfer restrictions applicable to shares received by Computer Associates under the Exchange Agreement to enable Computer Associates to sell 1,000,000 shares of Viewpoint common stock to a third party in a private transaction. The Company agreed to register the 1,000,000 shares under the Securities Act of 1933. Under the agreement entered into on April 19, 2001, Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of a

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

promissory note due June 8, 2001 and issued by the Company in connection with its acquisition of all of the outstanding capital stock of Viewpoint Digital.

         On May 9, 2001, the Company and Computer Associates entered into a subsequent agreement under which, among other things:

         - The Company agreed to waive transfer restrictions applicable to an additional 2,400,000 unregistered shares of the Company's common stock received by Computer Associates in accordance with the Exchange Agreement to enable Computer Associates to transfer the shares to third parties in private transactions;

         - The Company agreed to register the shares under the Securities Act of 1933; and

         - Computer Associates agreed to accept, at the Company's election, either cash or newly-issued, unregistered shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of (a) any additional amounts due under the promissory note due June 8, 2001, (b) $100,000 due under the agreement entered into on April 19, 2001, and (c) the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002, which amount will be determined by the achievement of certain levels of future operating results and employee retention.

         Pursuant to the April 19, 2001 and May 9, 2001 agreements, the Company registered 3,400,000 shares of the Company's common stock under the Securities Act of 1933.

         The amount due Computer Associates under the promissory note due June 8, 2001, and the agreement dated April 19, 2001, is approximately $4,657,000. For repayment of the first $4,000,000, the number of common shares to be issued was calculated on the basis of the average closing price of Viewpoint common stock over the ten-day trading period ending on and including June 8, 2001. The number of shares to be issued to Computer Associates is 744,740. For repayment of the remaining $657,000, the Company has the option of paying cash or issuing unregistered shares of Viewpoint common stock valued at $4.00 per share. In connection with this promissory note, the Company recorded $4,753,000 of additional goodwill and due to related parties in its consolidated balance sheet based on the closing price of Viewpoint common stock on June 8, 2001.

         The purchase price including the first contingent promissory note due June 8, 2001, in excess of the value of tangible assets and liabilities assumed of $2,333,000, has been allocated as follows: $3,253,000 to a covenant not to compete, $3,180,000 to work force, $1,558,000 to technology, $1,203,000 to customer list, $963,000 to in-process research and development, $643,000 to tradename and $10,789,000 to goodwill. Goodwill and other intangibles, excluding in-process research and development, are amortized over their expected periods of benefit, which ranges from 1.5 to 4 years. Amortization expense of $6,730,000 and $1,980,000 was recorded for the years ended December 31, 2001 and 2000, respectively. In-process research and development was written off during the month of September 2000. The operating results of Viewpoint Digital have been included in the accompanying consolidated financial statements from the date of acquisition.

         The following unaudited pro forma consolidated amounts give affect to the Viewpoint Digital acquisition and the minority interest acquisitions, as if they all had taken place on January 1, 1999. In management's opinion, the following unaudited pro forma consolidated information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on January 1, 1999, and should not be construed as being representative of future operating results.

                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------
                                                     2000         1999
                                                   ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER
                                                       SHARE AMOUNTS)
Revenues ........................................   $  8,244    $ 11,377
Net loss from continuing operations applicable to
  common shareholders ...........................   $(79,207)   $(35,472)
Basic and diluted net loss per common share from
  continuing operations .........................   $  (2.30)   $  (1.15)


8.       GOODWILL IMPAIRMENT CHARGE

         The Company assesses the impairment of long-lived assets periodically in accordance with the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." During 2001, the Company performed impairment assessments on the goodwill and other intangibles recorded upon the acquisition of Viewpoint Digital and the

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

acquisition of Computer Associates' minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001. The charge was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using the Company's best estimates as of the date the impairment was recorded.

9.       CONCURRENT TRANSACTIONS

         During the year ended December 31, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer's parent. The Company also entered into a license agreement with another customer in exchange for the customer's mass distribution of the Viewpoint Media Player to an important target audience.

         The above transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair market value of the equities and services received in determining the amount of revenues and expenses to record. Total revenues and expenses for the year ended December 31, 2001 were $429,000 and $264,000, respectively, related to these transactions.

10.      MARKETABLE SECURITIES

         The cost and fair value of the Company's marketable securities portfolio as of December 31, 2001, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                               GROSS        GROSS
                                  AMORTIZED  UNREALIZED   UNREALIZED   FAIR
                                     COST       GAIN        (LOSS)     VALUE     MATURITY
                                   --------   --------    --------    -------    --------
TYPE OF SECURITY:
Money Market Funds .............   $  4,486   $     --    $     --    $ 4,486       2002
U.S. Government Agencies .......      9,760         15          (1)     9,774       2002
Equity Securities ..............        165         31          --        196       2002
                                   --------   --------    --------    -------
                                   $ 14,411   $     46    $     (1)   $14,456
                                   ========   ========    ========    =======

CLASSIFICATION IN BALANCE SHEET:
Cash and Cash Equivalents ......   $  8,345   $     --    $     --    $ 8,345       2002
Marketable Securities ..........      7,023         46          (1)     7,068       2002
                                   --------    --------    -------    -------
                                     15,368         46          (1)    15,413
Less cash ......................        957         --          --        957
                                   --------   --------    --------    -------
                                   $ 14,411   $     46    $     (1)   $14,456
                                   ========   ========    ========    =======

         The cost and fair value of the Company's marketable securities portfolio as of December 31, 2000, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

                                                GROSS        GROSS
                                   AMORTIZED  UNREALIZED   UNREALIZED   FAIR
                                     COST        GAIN        (LOSS)     VALUE     MATURITY
                                   --------    --------    --------    -------    --------
TYPE OF SECURITY:
Money Market Funds .............   $ 13,064   $      --    $     --    $13,064      2001
Corporate Debt Securities ......      7,947           6          --      7,953      2001
U.S. Government Agencies .......      6,697           7          (1)     6,703      2001
Certificates of Deposit ........      1,057          --          --      1,057      2001
                                   --------    --------    --------    -------
                                   $ 28,765    $     13    $     (1)   $28,777
                                   ========    ========    ========    =======
CLASSIFICATION IN BALANCE SHEET:
Cash and Cash Equivalents ......   $ 13,320    $     --    $     --    $13,320      2001
Marketable Securities ..........     15,701          13          (1)    15,713      2001
                                   --------    --------    --------    -------
                                     29,021          13          (1)    29,033
Less cash ......................        256          --          --        256
                                   --------    --------    --------    -------
                                   $ 28,765    $     13    $     (1)   $28,777
                                   ========    ========    ========    =======

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                DECEMBER 31,
                                              ----------------
                                               2001      2000
                                              ------    ------
Computer equipment and software..........     $3,935    $3,432
Office furniture and equipment...........      1,724     1,545
Leasehold improvements...................      1,551     1,405
Other....................................        233       233
                                              ------    ------
                                               7,443     6,615
Less accumulated depreciation and
  amortization...........................     (2,781)     (993)
                                              ------    ------
                                              $4,662    $5,622
                                              ======    ======

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,804,000, $801,000 and $406,000, respectively.

12.      RELATED PARTY TRANSACTIONS

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

         The Company also loaned $1,000,000 to another of RTG's founders, who is an officer and director of the Company. The loan, which accrued interest semi-annually at 5.67% was contractually forgiven in accordance with the officer's employment agreement, upon the merger of the Company with Metastream. The Company recorded a compensation charge of $2,322,000 during 2000 related to the forgiveness of the loan and the income taxes thereon.

         During 2000, the Company loaned $1,500,000 to an officer of the Company. The loan, which was non-interest bearing and was collateralized by 200,000 shares of restricted Company common stock, as well as options to purchase 790,000 shares of Company common stock, is currently in default. The loan, which was originally due on May 1, 2004, became due 30 days after the officer ceased to be an employee of the Company. As of December 31, 2000, the Company recorded a reserve against the loan in the amount of $750,000. The Company has commenced litigation to pursue recovery of the full loan amount, statutory interest accruing thereon since the date of default, as well as the cost of litigation.

         During 1998, the Company loaned $1,000,000 to an officer and director of the Company. The loan, which was non-interest bearing, was repaid in March 2000. The Company also loaned $150,000 to another officer and director of the Company. The loan, which accrued interest semi-annually at 4.47%, was repaid in 1999.

         During 2001 and 2000, the Company recorded revenues totaling $2,385,000 and $500,000 respectively, related to agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors. In March 1999, the Company recorded revenue from one of these related parties totaling $1,200,000, of which $950,000 was related to an

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreement granting the related party a license to 3D-related technologies, which date was prior to the related party becoming a stockholder of the Company. Accounts receivable relating to transactions entered into with these related parties was $1,129,000 and $250,000 as of December 31, 2001 and 2000,
respectively. Deferred revenue relating to these transactions was $526,000 as of December 31, 2001.

13.      EMPLOYEE BENEFIT PLANS

401(K) PLAN

         In September 1995, the Company adopted a Defined Contribution Plan (the "401(k) Plan"). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $96,000, $91,000 and $118,000 to the 401(k) Plan during the years ended December 31, 2001, 2000 and 1999, respectively.

STOCK OPTION PLANS

1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

         The Company's 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the "1994 Plan") provides for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 2001, options to purchase an aggregate of 17,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 2001, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

1995 Stock Plan

         The Company's 1995 Stock Plan (the "1995 Plan") provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non employee directors and consultants of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, Metastream's Option Plan was merged into the Company's 1995 plan. As of December 31, 2001, options to purchase an aggregate of 8,319,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 2001, an aggregate of 162,000 shares of common stock were reserved for future issuance under the 1995 Plan.

1995 Director Option Plan

         The Company's 1995 Director Option Plan (the "Director Plan") provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2001, 90,000 options were outstanding under the 1995 Director Plan. At December 31, 2001, an aggregate of 30,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

1996 Nonstatutory Stock Option Plan

         The Company's 1996 Nonstatutory Stock Option Plan (the "1996 Nonstatutory Plan") provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2001, options to purchase an aggregate of 1,972,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2001, an aggregate of 397,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

OPTIONS ISSUED UNDER STOCK OPTION PLANS

         The following summarizes activity in the Stock Option Plans for the years ended December 31, 1999, 2000, and 2001 (in thousands, except per share data):

                                                           OPTIONS OUTSTANDING
                                               OPTIONS    ----------------------
                                              AVAILABLE   NUMBER     WEIGHTED
                                                 FOR        OF        AVERAGE
                                                GRANT     SHARES   EXERCISE PRICE
                                              -------    -------   --------------
Options outstanding at December 31, 1998 ..       925      7,083    $   5.53
  Shares reserved under new plans .........     1,225         --          --
  Reduction in shares reserved under plans       (117)        --          --
  Granted -- exercise price equal to fair
    value .................................    (2,113)     2,113        5.74
  Exercised ...............................        --       (959)       4.24
  Canceled ................................     1,778     (1,778)       5.58
                                              -------    -------    --------
Options outstanding at December 31, 1999 ..     1,698      6,459        5.78
  Shares reserved under plans .............     7,250         --          --
  Reduction in shares reserved under plans         (9)        --          --
  Granted -- exercise price equal to fair
    value .................................      (306)       306        7.77
  Exchange of options as part of merger ...    (9,222)     9,222        2.45
  Exercised ...............................        --     (2,678)       4.69
  Canceled ................................     3,174     (3,174)       5.54
                                              -------    -------    --------
Options outstanding at December 31, 2000 ..     2,585     10,135        3.17
  Reduction in shares reserved under plans        (77)        --          --
  Granted -- exercise price equal to fair
    value .................................    (2,887)     2,887        4.42
  Granted -- exercise price greater than
    fair value ............................      (572)       572        6.07
  Granted -- exercise price less than fair
    value .................................       (26)        26        2.83
  Exercised ...............................        --     (1,656)       1.49
  Canceled ................................     1,566     (1,566)       4.18
                                              -------    -------    --------
Options outstanding at December 31, 2001 ..       589     10,398    $   3.79
                                              =======    =======    ========

         The following summarizes information about the Company's stock options outstanding at December 31, 2001 (in thousands, except per share data and lives):

                                   OUTSTANDING                EXERCISABLE
                           ----------------------------   -------------------
                                               WEIGHTED              WEIGHTED
                                                AVERAGE               AVERAGE
                                    AVERAGE    EXERCISE              EXERCISE
EXERCISE PRICE RANGE       SHARES   LIFE(A)     PRICE     SHARES       PRICE
---------------------      ------  -------     --------   ------     --------
$0.08 -- $0.87.......       2,911     7.26     $   0.87    1,893     $   0.87
$2.61 -- $3.88.......       2,129     9.15         3.37      502         2.67
$4.00 -- $4.47.......       2,325     7.95         4.37      984         4.35
$4.69 -- $6.13.......       2,369     7.79         5.33      766         5.15
$6.63 -- $25.13......         664     6.73        10.48      460        11.43
                           ------  -------     --------    -----     --------
Total................      10,398     7.89     $   3.79    4,605     $   3.58
                           ======  =======     ========    =====     ========

----------
(a) Average contractual remaining life in years.

         The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which are fully vested, issued in connection with the RTG acquisition in December 1996. At December 31, 2001 and 2000 accrued incentive compensation related to the options totaled, $545,000 and $546,000, respectively.

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The following summarizes options exercisable at December 31, 2001, 2000 and 1999, (in thousands):

                              DECEMBER 31,
                       -----------------------
                        2001     2000     1999
                       -----     ----    -----
Options exercisable    4,605     4,478   3,592

OPTIONS ISSUED UNDER METASTREAM OPTION PLAN

         The following summarizes activity in the Metastream Option Plan for the years ended December 31, 1999 and 2000 (in thousands, except per share data):

                                                       OPTIONS OUTSTANDING
                                                       -------------------
                                            OPTIONS               WEIGHTED
                                           AVAILABLE   NUMBER      AVERAGE
                                              FOR        OF       EXERCISE
                                             GRANT     SHARES       PRICE
                                            ------    -------      -----
Shares reserved under new plan ..........    6,000        --       $  --
  Granted -- exercise price below
    fair value...........................   (3,663)    3,663        1.00
  Exercised .............................       --        --          --
  Canceled ..............................       40       (40)       1.00
                                            ------    ------       -----
Options outstanding at December 31, 1999     2,377     3,623        1.00
  Shares reserved under plan ............    2,000        --          --
  Granted -- exercise price below
    fair value...........................   (4,084)    4,084        4.01
  Granted -- exercise price equal to
    fair value                                (421)      421        6.69
  Exercised .............................       --       (50)       1.00
  Canceled ..............................       59       (59)       3.01
  Exchange of options as part of merger .    8,019    (8,019)       2.82
  Termination of plan ...................   (7,950)       --          --
                                            ------    ------       -----
Options outstanding at December 31, 2000        --        --       $  --
                                            ======    ======       =====

DEFERRED COMPENSATION

         In connection with the grant of stock options in Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $26,024,000 and $16,811,000 for the years ended December 31, 2000 and 1999, respectively. This deferred compensation represented the difference between the fair value of Metastream common stock and the exercise price of these options at the date of grant. Minority interest in the Company's consolidated balance sheets was credited for $12,011,000 and $6,081,000 for the years ended December 31, 2000 and 1999, respectively, which represented stock-based compensation expense related to Metastream stock options.

         In connection with the grant and cancellation of stock options to certain employees and non-employee directors subsequent to the merger of the Company and Metastream, the Company recorded total deferred compensation of approximately $(4,975,000) and $(1,818,000) for the years ended December 31, 2001 and 2000, respectively. This deferred compensation represented the difference between the fair market value of Company common stock and the exercise price of these options at the date of grant and was offset by reductions for cancellations during each period. Stock based compensation expense of $6,341,000 and $330,000 was recognized during the years ended December 31, 2001, and 2000, respectively.

         In connection with the issuance of stock options to non-employees for services performed, the Company recorded stock based compensation expense of $832,000 during the year ended December 31, 2001. The stock based compensation recorded for non-employees represents the fair value of options using a Black-Scholes option pricing model. The Company measures and records the fair value of options as services are performed on a monthly basis.

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

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                     YEARS ENDED DECEMBER 31,
                                     ------------------------
                                       2001    2000    1999
                                       ----    ----    ----
Risk-free interest rate .........      4.6%    6.0%    5.8%
Dividend yield ..................       --      --      --
Volatility factor ...............      1.00    1.00     .90
Weighted average expected life
  in years ......................       4.5     4.5     4.5

         The following summarizes the weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999:

                                              YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------    --------
Exercise price equal to fair value ...   $   3.28    $   4.68    $   4.04
Exercise price greater than fair value       4.30          --          --
Exercise price less than fair value ..       3.30        9.32        5.14


         For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

                                               AS REPORTED   PRO FORMA
                                               -----------   ----------
Year Ended December 31, 2001:
  Net loss applicable to common shareholders   $  (52,370)   $  (55,380)
  Net loss per common share ................        (1.34)        (1.42)
Year Ended December 31, 2000:
  Net loss applicable to common shareholders   $  (56,394)   $  (61,888)
  Net loss per common share ................        (1.96)        (2.16)
Year Ended December 31, 1999:
  Net loss applicable to common shareholders   $  (50,654)   $  (53,405)
  Net loss per common share ................        (2.06)        (2.17)

         The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

14.      INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                            YEARS ENDED DECEMBER 31,
                           --------------------------
                            2001     2000       1999
                           ------   -------   -------
Current:
  Federal ..............   $   --   $    --   $  (435)
  State ................       --        --         3
  Foreign ..............       --        --        --
                           ------   -------   -------
          Total current        --        --      (432)
Deferred: ..............                 --        --
  Federal ..............       --        --     3,971
  State ................       --        --     1,184
  Foreign ..............       --        --       758
                           ------   -------   -------
          Total deferred       --        --     5,913
                           ------   -------   -------
                           $   --   $    --   $ 5,481
                           ======   =======   =======

         The differences between the statutory rate and the Company's effective income tax rate are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                           2001      2000      1999
                                                          -------   ------    ------
Federal tax benefit at the statutory rate ...........     (34.00)%  (34.00)%  (34.00)%
State income taxes, net of Federal income tax benefit      (3.17)    (3.03)    (4.40)
Other ...............................................       1.75      4.35      3.70
Change in valuation reserve .........................      35.42     32.68     50.30
                                                          -------    -----    ------
Effective income tax rate ...........................         -- %      -- %   15.60%
                                                          =======    =====    ======

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                         DECEMBER 31,
                                     --------------------
                                        2001       2000
                                     --------    --------
Deferred tax assets:
  Balance sheet reserves .........   $  1,083    $    937
  Accrued expenses ...............        542         230
  Tax credit carryforwards .......      3,247       3,247
  Net operating loss carryforwards     59,495      41,626
                                     --------    --------
                                       64,367      46,040

  Valuation allowance ............    (60,593)    (42,044)
                                     --------    --------
     Net deferred tax assets .....      3,774       3,996
     Net deferred tax liabilities      (3,774)     (3,996)
                                     --------    --------
     Net deferred taxes ..........   $     --    $     --
                                     ========    ========

         The valuation allowance for deferred taxes increased by approximately $18,549,000 and $18,433,000 during 2001 and 2000, respectively, providing a full valuation allowance against the Company's net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

         At December 31, 2001, the Company has net operating loss and tax credit carryforwards of approximately $147,302,000 and $3,247,000, respectively, for federal income tax purposes, which begin to expire in 2011. The Company's federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular and the net losses incurred by the Company during the years ended December 31, 2001, 2000, 1999 and 1998. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company during the years ended December 31, 2001, 2000, 1999 and 1998. Additionally, the Company has net operating loss carryforwards of approximately $1,225,000 for foreign income tax purposes, which begin to expire in 2006. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

15.      NET LOSS PER COMMON SHARE

         The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                     LOSS        SHARES      PER-SHARE
                                                  (NUMERATOR) (DENOMINATOR)    AMOUNT
                                                   ---------   -----------    --------
Year Ended December 31, 2001:
  Basic EPS ....................................   $(52,370)      39,077      $  (1.34)
  Effect of dilutive securities -- stock options         --           --            --
                                                   --------     --------      --------
  Diluted EPS ..................................   $(52,370)      39,077      $  (1.34)
                                                   ========     ========      ========
Year Ended December 31, 2000:
  Basic EPS ....................................   $(56,394)      28,718      $  (1.96)
  Effect of dilutive securities -- stock options         --           --            --
                                                   --------     --------      --------
  Diluted EPS ..................................   $(56,394)      28,718      $  (1.96)
                                                   ========     ========      ========
Year Ended December 31, 1999:
  Basic EPS ....................................   $(50,654)      24,581      $  (2.06)
  Effect of dilutive securities -- stock options         --           --            --
                                                   --------     --------      --------
  Diluted EPS ..................................   $(50,654)      24,581      $  (2.06)
                                                   ========     ========      ========

         Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 8,601,000, 9,814,000 and 5,355,000 for the years ended December 31, 2001, 2000, and 1999 respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Basic and diluted net loss per common share for the year ended December 31, 2001 include the effect of the 744,740 shares to be issued to Computer Associates, as if the shares were issued and outstanding on June 8, 2001.

16.      COMMITMENTS

         The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. In conjunction with the acquisition of Viewpoint Digital in 2000, the Company also leases office space in Salt Lake City, Utah and Los Angeles, California, with lease terms through April of 2010 and December of 2004, respectively.

         The Company also leases certain equipment and a vehicle for an executive of the Company with lease terms of up to three years. Rent expense for office space, equipment, and the executive's vehicle totaled approximately $2,202,000, $2,259,000 and $2,028,000 for the years ended December 31, 2001,
2000 and 1999, respectively. Sublease income totaled approximately $177,000 and $382,000 for the years ended December 31, 2000, and 1999, respectively. The Company did not have any sublease income for the year ended December 31, 2001.

         Future minimum lease payments relating to continuing operations under non-cancelable operating leases for each twelve-month period subsequent to December 31, 2001 are as follows (in thousands):

2002......     $1,061
2003......      1,032
2004......      1,046
2005......        848
2006......        891
Thereafter      2,511
              --------
               $7,389

17.      CONTINGENCIES

         The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

18.      SEGMENT INFORMATION AND ENTERPRISE-WIDE DISCLOSURES

         The Company's continuing operations are focused on one business segment, e-commerce visualization. The Company is organized into a single reporting segment, which is evaluated by management for making operating decisions and assessing performance. The Company's customers consist primarily of companies located in the United States. The Company's long-lived assets from continuing operations are primarily located in the United States.

MAJOR CUSTOMERS

         Customers whose net revenues represent greater than 10 percent of the Company's consolidated net revenues from continuing operations for the years ended December 31, 2001, 2000 and 1999 are as follows:

              YEARS ENDED DECEMBER 31,
              ------------------------
              2001      2000     1999
              ----      ----     ----
Customer A     11%       --%      --%
Customer B     --%       14%      39%
Customer C     --%       26%      --%
Customer D     --%       --%      49%

                              VIEWPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable from continuing operations at December 31, 2001 and 2000 are as follows:

                  DECEMBER 31,
                 --------------
                 2001      2000
                 ----      ----
Customer B..      28%       12%
Customer C..      --%       13%
Customer E..      --%       14%

19.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Summarized quarterly financial information for the years 2001 and 2000, are as follows (in thousands, except per share amounts):

                                                                    QUARTER ENDED
                                                   -----------------------------------------------
                                                   MARCH 31    JUNE 30   SEPTEMBER 30  DECEMBER 31
                                                   --------    --------    --------    -----------
Fiscal year 2001:
  Net revenues .................................   $  2,791    $  2,751    $  3,967    $  4,499
  Net loss from continuing operations ..........    (12,049)    (12,532)    (11,539)    (17,372)
  Net income from discontinued operations ......         --         730          --         392
  Net loss applicable to common shareholders ...    (12,049)    (11,802)    (11,539)    (16,980)
  Net loss per share (diluted) .................      (0.32)      (0.31)      (0.29)      (0.42)
Fiscal year 2000:
  Net revenues .................................   $    162    $    155    $  1,139    $  2,124
  Net loss from continuing operations ..........     (5,887)    (10,709)    (23,485)    (17,371)
  Net income (loss) from discontinued operations      1,265          --        (593)        824
  Net loss applicable to common shareholders ...     (4,622)    (10,709)    (24,353)    (16,710)
  Net loss per share (diluted) .................      (0.17)      (0.39)      (0.86)      (0.52)

                              VIEWPOINT CORPORATION
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)


                                       BALANCE AT  CHARGED TO                            BALANCE AT
                                       BEGINNING   COSTS AND    CHARGED TO                 END OF
DESCRIPTION                            OF PERIOD   EXPENSES       OTHER      DEDUCTIONS    PERIOD
-----------                            ---------   --------       -----      ----------    ------
ALLOWANCE FOR ACCOUNTS RECEIVABLE:
  Year Ended December 31, 2001 .....   $    796    $    544    $    126(1)   $    480    $    986
  Year Ended December 31, 2000 .....         --          40         756(1)         --         796
  Year Ended December 31, 1999 .....         --          --          --            --          --
ALLOWANCE FOR NOTES RECEIVABLE:
  Year Ended December 31, 2001 .....   $  2,192    $   (665)   $     --      $    777    $    750
  Year Ended December 31, 2000 .....         --       2,192          --            --       2,192
  Year Ended December 31, 1999 .....         --          --          --            --          --
ALLOWANCES RELATED TO DISCONTINUED
  OPERATIONS:
  Year Ended December 31, 2001 .....   $  2,416    $     --    $     --      $  1,821    $    595
  Year Ended December 31, 2000 .....     14,745          --          --        12,329       2,416
  Year Ended December 31, 1999 .....      3,143      16,254      10,699(2)     15,351      14,745
VALUATION ALLOWANCE FOR DEFERRED TAX
  ASSETS FROM CONTINUING OPERATIONS:
  Year Ended December 31, 2001 .....   $ 42,044    $ 18,549    $     --      $     --    $ 60,593
  Year Ended December 31, 2000 .....     23,611      18,433          --            --      42,044
  Year Ended December 31, 1999 .....      6,102      17,509          --            --      23,611

----------
(1) Reserves established in connection with the acquisition of Viewpoint
Digital.

(2) Reserves established in connection with the disposal of discontinued operations in December 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding our Directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, we direct you to the sections entitled "Proposal 1 - Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Proxy Statement we will deliver to our stockholders in connection with our 2002 Annual Meeting of Stockholders. Information regarding our Executive Officers is contained in Item 1 - Business of this report.

         We are incorporating the information contained in those sections of our Proxy Statement here by reference.

ITEM 11. EXECUTIVE COMPENSATION

         For information regarding our Executive Compensation, we direct you to the section entitled "Executive Compensation" in the Proxy Statement we will deliver to our stockholders in connection with our 2002 Annual Meeting of Stockholders.

         We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         You will find this information in the section captioned "Security Ownership of Certain Beneficial Owners and Management," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2002 Annual Meeting of Stockholders.

         We are incorporating the information contained in that section of our Proxy Statement here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         You will find this information in the section captioned " Certain Relationships and Related Transactions," which will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2002 Annual Meeting of Stockholders.

         We are incorporating the information contained in that section of our Proxy Statement here by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

         1.       Financial Statements. See Index to Financial Statements at
                  Item 8 on page 31 of this Report.

         2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

         3.       Exhibits.

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

         Executive Compensation Plans and Agreements

                           10.1 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference from Exhibit
                                    10.4 to the Registrant's Registration
                                    Statement on Form SB-2, filed on December
                                    11, 1995, as amended (File No. 33-98628LA))

                           10.2 1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from
                                    Exhibit 10.2 to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 2000 filed on March 30, 2001
                                    (File No. 000-27168)

                           10.3 1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))

                           10.4 1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))

                           10.5 Letter Agreement between the Registrant and Christopher Gentile, dated June 25, 1999 (incorporated by reference from Exhibit
                                    10.19 to the Registrant's Annual Report on
                                    Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))

                           10.6 Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000 (incorporated by reference from Exhibit
                                    10.18 to the Registrant's Annual Report on
                                    Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))

                           10.7 Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))

                           10.8 Letter Agreement between the Registrant and Jeffrey J. Kaplan, dated January 29, 2001 (incorporated by reference from Exhibit
                                    10.17 to the Registrant's Annual Report on
                                    Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))

                           10.9 Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001

         Other Material Contracts

                           10.10 Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))

                           10.11 Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer
                                    Associates International, Inc. and
                                    Registrant (incorporated by reference from
                                    Exhibit 10.27 to the Registrant's Annual
                                    Report on Form 10-K for the year ended
                                    December 31, 1999, filed on March 30, 2000
                                    (File No. 000-27168))

                           10.12 Series A Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and American Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))

                           10.13 Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant's Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000

                                    (File No. 000-27168))

                           10.14 Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant's Proxy Statement filed on October 31, 2000 (File No. 000-27168))

         Exhibit No. 21: Subsidiaries of the Registrant

                           21.1 Listing of Registrant's Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

         Exhibit No. 23: Consents of Experts and Counsel

                           23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants

         Exhibit No. 24: Power of Attorney

                           24.1 Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

            (b) Reports on Form 8-K

            None.

            (c) Exhibits

            See Item 14(a)(3) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of March, 2002.

VIEWPOINT CORPORATION

                                    By:           /s/ ROBERT E. RICE
                                       -----------------------------------------
                                                      Robert E. Rice
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Pane and Brian J. O'Donoghue, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

                             Signature                            Title                 Date
               -------------------------------------    ------------------------    --------------

                         /s/ ROBERT E. RICE             Director, President and     March 28, 2002
               -------------------------------------    Chief Executive Officer
                             Robert E. Rice             (Principal Executive
                                                        Officer)

                         /s/ ANTHONY L. PANE            Senior Vice President and   March 28, 2002
               -------------------------------------    Chief Financial Officer
                             Anthony L. Pane            (Principal Financial and
                                                        Accounting Officer)

                         /s/ THOMAS BENNETT             Director                    March 28, 2002
               -------------------------------------
                           Thomas Bennett

                         /s/ BRUCE R. CHIZEN            Director                    March 28, 2002
               -------------------------------------
                           Bruce R. Chizen

                      /s/ SAMUEL H. JONES, JR.          Director                    March 28, 2002
               -------------------------------------
                        Samuel H. Jones, Jr.

                                                        Director
               -------------------------------------
                          Lennert J. Leader