Form 10-Q
period 2002-03-31
VIEWPOINT CORP/NY/
filed 2002-05-14
CIK 919794

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

                        COMMISSION FILE NUMBER: 0-27168

                             VIEWPOINT CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4102687
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

               498 SEVENTH AVENUE, SUITE 1810, NEW YORK, NY 10018
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                                Yes [X]  No [ ]

     As of May 6, 2002, 39,888,965 shares of $0.001 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets -- March 31, 2002 and December
          31, 2001....................................................    3
          Consolidated Statements of Operations -- Three months ended
          March 31, 2002 and 2001.....................................    4
          Consolidated Statements of Cash Flows -- Three months ended
          March 31, 2002 and 2001.....................................    5
          Notes to Consolidated Financial Statements..................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   20

PART II.  OTHER INFORMATION

Item 1. through Item 6. ..............................................   21
SIGNATURES............................................................   22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                             VIEWPOINT CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
                                                              (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   7,020      $   8,345
  Marketable securities.....................................       5,748          7,068
  Accounts receivable, net..................................       4,783          4,096
  Notes receivable, net.....................................         750            750
  Prepaid expenses and other current assets.................         559            836
  Current assets related to discontinued operations.........          77            141
                                                               ---------      ---------
          Total current assets..............................      18,937         21,236

Property and equipment, net.................................       4,335          4,662
Goodwill, net...............................................      31,276         33,042
Intangible assets, net......................................         143          2,361
Loans to officers...........................................         603            595
Other assets................................................           4             21
                                                               ---------      ---------
          Total assets......................................   $  55,298      $  61,917
                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   1,168      $   1,314
  Accrued expenses..........................................       1,012          1,304
  Due to related parties, net...............................       7,736          4,764
  Deferred revenues.........................................         495            907
  Accrued incentive compensation............................         545            545
  Current liabilities related to discontinued operations....         425            346
                                                               ---------      ---------
          Total current liabilities.........................      11,381          9,180

Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares
  authorized -- no shares issued and outstanding at March
  31, 2002 and December 31, 2001............................          --             --
Common stock, $.001 par value; 75,000 shares
  authorized -- 39,947 shares issued and 39,787 shares
  outstanding at March 31, 2002, and 39,620 shares issued
  and 39,460 shares outstanding at December 31, 2001........          40             40
Paid-in capital.............................................     263,483        263,157
Deferred compensation.......................................      (9,386)       (11,279)
Treasury stock at cost; 160 shares at March 31, 2002 and
  December 31, 2001, respectively...........................      (1,015)        (1,015)
Accumulated other comprehensive income (loss)...............         (37)            18
Accumulated deficit.........................................    (209,168)      (198,184)
                                                               ---------      ---------
          Total stockholders' equity........................      43,917         52,737
                                                               ---------      ---------
          Total liabilities and stockholders' equity........   $  55,298      $  61,917
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

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Revenues:
  Licenses..................................................  $  3,539    $  1,908
  Services..................................................     1,319         883
                                                              --------    --------
Total revenues..............................................     4,858       2,791
                                                              --------    --------
Cost of Revenues:
  Licenses..................................................       109          96
  Services..................................................       908         810
                                                              --------    --------
Total cost of revenues......................................     1,017         906
                                                              --------    --------
Gross profit................................................     3,841       1,885
                                                              --------    --------
Operating expenses:
  Sales and marketing (including non-cash stock-based
     compensation charges totaling $1,044 and $596 for the
     three months ended March 31, 2002 and 2001,
     respectively)..........................................     3,901       5,175
  Research and development (including non-cash stock-based
     compensation charges totaling $195 and $740 for the
     three months ended March 31, 2002 and 2001,
     respectively)..........................................     1,326       2,448
  General and administrative (including non-cash stock-based compensation charges totaling $414 and $407 for the
     three months ended March 31, 2002 and 2001,
     respectively)..........................................     2,205       2,183
  Amortization of goodwill..................................        --       3,306
  Amortization of intangible assets.........................       661         831
  Impairment of goodwill and other intangible assets........     6,275          --
  Depreciation..............................................       498         415
                                                              --------    --------
Total operating expenses....................................    14,866      14,358
                                                              --------    --------
Loss from operations........................................   (11,025)    (12,473)
Other income................................................        41         424
                                                              --------    --------
Net loss from continuing operations.........................   (10,984)    (12,049)
Adjustment to net loss on disposal of discontinued
  operations................................................        --          --
                                                              --------    --------
Net loss....................................................  $(10,984)   $(12,049)
                                                              ========    ========
Basic and diluted net loss per common share:
  Net loss per common share from continuing operations......  $  (0.27)   $  (0.32)
  Net income (loss) per common share from discontinued
     operations.............................................        --          --
                                                              --------    --------
Net loss per common share...................................  $  (0.27)   $  (0.32)
                                                              ========    ========
Weighted average number of shares outstanding -- basic and
  diluted...................................................    40,330      37,985
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

                             VIEWPOINT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(10,984)   $(12,049)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non-cash stock-based compensation charges.................     1,653       1,743
  Depreciation and amortization.............................     1,159       4,552
  Impairment of goodwill and other intangible assets........     6,275          --
  Reserve of notes receivable...............................        --        (145)
  Loss on sale and disposal of equipment....................        45          --
  Accrued interest income...................................        (7)         --
  Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable....................................      (687)       (182)
     Prepaid expenses and other assets......................       294        (196)
     Accounts payable.......................................      (146)       (796)
     Accrued expenses.......................................      (292)        237
     Due to/from related parties............................        44          42
     Deferred revenues......................................      (412)        272
     Net cash provided by discontinued operations...........       143       5,713
                                                              --------    --------
       Net cash used in operating activities................    (2,915)       (809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................      (216)       (400)
Purchases of patents and trademarks.........................       (24)         --
Purchases of marketable securities..........................    (2,727)    (17,328)
Proceeds from sales and maturities of marketable
  securities................................................     4,000      12,850
                                                              --------    --------
       Net cash provided by (used in) investing
        activities..........................................     1,033      (4,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of loans to officers...............................        (1)         --
Proceeds from exercise of stock options.....................       566         556
                                                              --------    --------
       Net cash provided by financing activities............       565         556

Effect of exchange rate changes on cash and cash
  equivalents...............................................        (8)        (15)
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (1,325)     (5,146)
Cash and cash equivalents at beginning of period............     8,345      13,320
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  7,020    $  8,174
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIEWPOINT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The unaudited consolidated financial statements at March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information is unaudited, but reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation's ("Viewpoint" or the "Company") financial position and operating results for the interim periods.

     These unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in Viewpoint's annual report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002 or any other future periods.

     Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

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

     Viewpoint generates revenues through two sources: (a) software licenses and
(b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through value added resellers ("VARs"). Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

     Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial

                             VIEWPOINT CORPORATION
statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights.

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

     The Company periodically enters into nonmonetary arrangements whereby the Company's licenses or services are exchanged for services of its customers. Nonmonetary revenue is recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

2. NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 9,738,416 and 9,540,814 as of March 31, 2002 and 2001, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

     Basic and diluted net loss per common share for the three months ended March 31, 2002, include the effect of 744,740 shares to be issued to Computer Associates International, Inc. ("Computer Associates"), as if the shares were issued and outstanding on June 8, 2001.

3. AGREEMENTS WITH COMPUTER ASSOCIATES

     Pursuant to the purchase of all of the outstanding capital stock of Viewpoint Digital Inc. ("Viewpoint Digital") on September 8, 2000, the Company issued two contingent promissory notes to Computer Associates each in the amount of $15,000,000. During 2001, the Company entered into certain agreements

                             VIEWPOINT CORPORATION
with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002. The amount due Computer Associates under the promissory note due June 8, 2001 is approximately $4,657,000 and the amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000. These amounts are reflected in due to related parties in the Company's consolidated balance sheet at March 31, 2002.

4. RELATED PARTY TRANSACTIONS

     During the three months ended March 31, 2002 and 2001, the Company recorded revenues totaling $2,622,000 and $125,000 respectively, related to agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors. The $2,622,000 of revenues includes approximately $1,625,000 resulting from an amendment in a contract with one of the related parties, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments which would otherwise have occurred. As of March 31, 2002, the Company has $1,233,000 in accounts receivable and $141,000 in deferred revenue relating to transactions entered into with these related parties.

5. GOODWILL AND INTANGIBLE ASSETS

     Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date.

     Upon adoption of the new Business Combination rules, an assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $1,767,000, has been reclassified to goodwill on January 1, 2002.

                             VIEWPOINT CORPORATION

     In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
NET LOSS:
  Reported net loss.........................................  $(10,984)   $(12,049)
  Goodwill amortization(1)..................................        --       3,306
                                                              --------    --------
     Adjusted net loss......................................  $(10,984)   $ (8,743)
                                                              ========    ========
BASIC AND DILUTED LOSS PER SHARE:
  Reported loss per share...................................  $  (0.27)   $  (0.32)
  Goodwill amortization.....................................        --        0.09
                                                              --------    --------
     Adjusted basic and diluted loss per share..............  $  (0.27)   $  (0.23)
                                                              ========    ========

---------------
(1) Includes $265 related to amortization of an assembled workforce that has been reclassified as goodwill effective January 1, 2002.

     The Company recorded $2,928,000 of additional goodwill during March of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of the date the impairment was recorded.

     The changes in the carrying amount of goodwill and intangible assets during the three months ended March 31, 2002 are as follows (in thousands):

                                                   GOODWILL    INTANGIBLE ASSETS     TOTAL
                                                   --------    -----------------    -------
Balance as of January 1, 2002....................  $33,042          $ 2,361         $35,403
  Acquisitions during period.....................    2,928               24           2,952
  Impairment losses..............................   (4,694)          (1,581)         (6,275)
  Amortization...................................       --             (661)           (661)
                                                   -------          -------         -------
Balance as of March 31, 2002.....................  $31,276          $   143         $31,419
                                                   =======          =======         =======

                             VIEWPOINT CORPORATION

     Intangible assets as of March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Viewpoint Digital Technology................................    $ --         $1,039
Viewpoint Digital Customer List.............................      --            401
Viewpoint Digital Trade Name................................      --            429
Covenant Not To Compete.....................................      --            361
Other Intangibles...........................................      --             12
Patents and Trademarks......................................     143            119
                                                                ----         ------
Total Intangible Assets.....................................    $143         $2,361
                                                                ====         ======

     Amortization of patents and trademarks is estimated to be $2,000 a year for the next five years.

6. COMPREHENSIVE LOSS

     Total comprehensive loss for the three months ended March 31, 2002 and 2001 consisted of the following (in thousands):

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Net loss....................................................  $(10,984)   $(12,049)
Foreign currency translation adjustment.....................        (8)        (15)
Unrealized gain (loss) on investments.......................       (47)         25
                                                              --------    --------
Comprehensive Loss..........................................  $(11,039)   $(12,039)
                                                              ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

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

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint's prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of March 31, 2002, had an accumulated deficit of $209,168,000.

                             RESULTS OF OPERATIONS

     The following table sets forth for the three months ended March 31, 2002 and 2001, the Company's consolidated statements of operations expressed as a percentage of net revenues for the periods indicated:

                                                              THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                              ------------
                                                              2002    2001
                                                              ----    ----
STATEMENT OF OPERATIONS DATA
Revenues:
  Licenses..................................................    73%     68%
  Services..................................................    27      32
                                                              ----    ----
Total revenues..............................................   100     100
                                                              ----    ----
Cost of revenues:
  Licenses..................................................     2       3
  Services..................................................    19      29
                                                              ----    ----
Total cost of revenues......................................    21      32
                                                              ----    ----
Gross profit................................................    79      68
                                                              ----    ----
Operating expenses:
  Sales and marketing (including non-cash stock-based
     compensation charges)..................................    81     185
  Research and development (including non-cash stock-based
     compensation charges)..................................    27      88
  General and administrative (including non-cash stock-based
     compensation charges)..................................    45      78
  Amortization of goodwill..................................    --     118
  Amortization of intangible assets.........................    14      30
  Impairment of goodwill and other intangible assets........   129      --
  Depreciation..............................................    10      15
                                                              ----    ----
Total operating expenses....................................   306     514
                                                              ----    ----
Loss from operations........................................  (227)   (446)
Other income................................................     1      15
                                                              ----    ----
Net loss from continuing operations.........................  (226)   (431)
Adjustment to net loss on disposal of discontinued
  operations................................................    --      --
                                                              ----    ----
Net loss....................................................  (226)%  (431)%
                                                              ====    ====

REVENUES

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2002     % CHANGE     2001
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
Total revenues..........................................  $4,858       74%      $2,791

     The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition," as amended, and SAB No. 101 "Revenue Recognition in Financial Statements."

     Viewpoint generates revenues through two sources: (a) software licenses and
(b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VARs. Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

     License revenue increased approximately $1,631,000, or 85%, and service revenue increased approximately $436,000, or 49%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. The increase in revenues is primarily attributable to an increase in sales of licenses and fee-based professional services resulting from increases to our direct sales force and the expansion of our indirect channel partnerships. The persistence of unfavorable economic conditions, however, continue to negatively impact our revenue growth. The Company's revenues can also be negatively impacted by increased competition in the market, the lack of acceptance of the Company's existing products or the Company's failure to develop new products.

     During the three months ended March 31, 2002 and 2001, the Company recorded revenues totaling $2,622,000 and $125,000 respectively, related to agreements, including reseller arrangements, with two stockholders who have representatives on the Company's Board of Directors. The $2,622,000 of revenues includes approximately $1,625,000 resulting from an amendment in a contract with one of the related parties, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments which would otherwise have occurred.

     The Company expects its revenue to continue to increase in 2002 based upon the visible increase in the market acceptance of our technology. It is anticipated that the increase in revenues will be derived from both license and service revenues.

COST OF REVENUES

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                            2002      % CHANGE     2001
                                                           -------    ---------    -----
                                                              (DOLLARS IN THOUSANDS)
Total cost of revenues...................................  $1,017        12%       $906
Percentage of total revenues.............................      21%                   32%

     Costs of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenues is directly related to an increase in fee-based professional services.

     The Company expects cost of revenues to increase in absolute dollars, while decreasing slightly as a percentage of total revenues, due to continuously improving efficiencies and the mix of license and services revenues.

SALES AND MARKETING (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $1,044 AND $596 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, RESPECTIVELY)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2002     % CHANGE     2001
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
Sales and marketing.....................................  $3,901      (25)%     $5,175
Percentage of total revenues............................      81%                  185%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

     Sales and marketing expenses decreased $1,274,000, or 25%, for the three months ended March 31, 2002 compared to the same period last year primarily due to a decrease in salaries, benefits, travel and marketing costs offset by an increase in non-cash stock-based compensation charges. Non-cash stock-based compensation charges increased as certain personnel which were reflected in research and development during the three months ended March 31, 2001, are now reflected in sales and marketing due to a change in the nature of their duties.

     The Company does not expect a material increase in sales and marketing expenses in 2002 as compared to 2001 based on the company's indirect marketing strategy and the increased utilization of creative services personnel, which will increase cost of revenues, rather than sales and marketing expenses. It is expected that these decreases in costs will be partially offset by increases in selling expenses to support the projected higher revenues. As a percentage of total revenues, sales and marketing expenses are expected to decrease.

RESEARCH AND DEVELOPMENT (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $195 AND $740 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, RESPECTIVELY)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2002     % CHANGE     2001
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
Research and development................................  $1,326      (46)%     $2,448
Percentage of total revenues............................      27%                   88%

     Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, non-cash stock-based compensation charges, and required equipment costs related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     Research and development expenses decreased $1,122,000, or 46%, for the three months ended March 31, 2002 compared to the same period last year primarily due to a decrease in salaries, benefits, contracted development, and non-cash stock-based compensation charges. Salaries, benefits, and non-cash stock-based compensation charges decreased as certain personnel which were reflected in research and development during the three months ended March 31, 2001, are now reflected in sales and marketing due to a change in the nature of their duties.

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

GENERAL AND ADMINISTRATIVE (INCLUDING NON-CASH STOCK-BASED COMPENSATION CHARGES TOTALING $414 AND $407 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, RESPECTIVELY)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ----------------------------
                                                           2002     % CHANGE     2001
                                                          ------    --------    ------
                                                             (DOLLARS IN THOUSANDS)
General and administrative..............................  $2,205       1%       $2,183
Percentage of total revenues............................      45%                   78%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance and administration personnel along with other administrative costs such as legal, accounting and investor relation fees, and insurance expense.

     General and administrative expenses increased $22,000, or 1%, for the three months ended March 31, 2002 compared to the same period last year. The increase is primarily due to an increase in insurance and legal costs offset by a decrease in rent expense and office maintenance costs.

     General and administrative expenses are expected to remain relatively flat in 2002 compared to 2001. As a percentage of total revenues, general and administrative expenses are expected to decrease.

AMORTIZATION OF GOODWILL

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                            2002     % CHANGE      2001
                                                            -----    ---------    -------
                                                               (DOLLARS IN THOUSANDS)
Amortization of goodwill..................................   $--       (100)%     $3,306
Percentage of total revenues..............................     0%                    118%

     Amortization of goodwill decreased $3,306,000 for the three months ended March 31, 2002 compared to the same period last year primarily due to the adoption of SFAS No. 142 on January 1, 2002. As a result of SFAS 142, the Company ceased amortizing approximately $33,042,000 of goodwill. In lieu of amortization, the Company is required to test goodwill for impairment on an annual basis or earlier, if indicators of potential impairment exist.

AMORTIZATION OF INTANGIBLE ASSETS

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                              2002      % CHANGE      2001
                                                             ------    ----------    ------
                                                                 (DOLLARS IN THOUSANDS)
Amortization of intangible assets..........................   $661         (20)%      $831
Percentage of total revenues...............................     14%                     30%

     Amortization of intangible assets decreased $170,000, or 20%, for the three months ended March 31, 2002 compared to the same period last year primarily due to a covenant not to complete becoming fully amortized during February of 2002.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                             2002      % CHANGE     2001
                                                            -------    ---------    -----
                                                               (DOLLARS IN THOUSANDS)
Impairment of goodwill and other intangible assets........  $6,275        NA         $--
Percentage of total revenues..............................     129%                    0%

     In conjunction with the implementation of SFAS No. 142, the Company has completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of the date the impairment was recorded.

DEPRECIATION

                                                              THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------
                                                              2002      % CHANGE      2001
                                                             ------    ----------    ------
                                                                 (DOLLARS IN THOUSANDS)
Depreciation...............................................   $498         20%        $415
Percentage of total revenues...............................     10%                     15%

     Depreciation expense increased $83,000, or 20%, for the three months ended March 31, 2002 compared to the same period last year due to property and equipment additions.

OTHER INCOME

                                                            THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------
                                                            2002     % CHANGE       2001
                                                            -----    ---------      -----
                                                               (DOLLARS IN THOUSANDS)
Other income..............................................   $41        (90)%       $424
Percentage of total revenues..............................     1%                     15%

     Other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities as well as the gain or loss on the sale and disposal of equipment. As a result, other income fluctuates with changes in the Company's cash, cash equivalents and marketable securities balances and market interest rates.

     Other income decreased $383,000, or 90%, for the three months ended March 31, 2002 compared to the same period last year primarily due to a decrease in average cash, cash equivalents and marketable securities balances as well as a decline in interest rates.

     Other income is expected to decrease in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 due to a decline in interest rates and an expected decrease in average cash, cash equivalents and marketable securities balances.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     We believe that in the future our results of operations could be affected by various factors including:

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

     - In order to increase market awareness of our products and generate increased revenue we may need to expand our sales and marketing capabilities;

     - We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others;

     - Security risks could limit the growth of e-commerce and expose us to litigation or liability;

     - Increasing government regulation could increase our cost of doing business or increase our legal exposure;

     - We may need to enter into other business combinations and strategic alliances which could be difficult to integrate and may disrupt our business;

     - The loss of any of our key personnel would harm our business;

     - Our revenues could be negatively affected by the loss of resellers and strategic partners and if we fail to establish, maintain or expand our strategic relationships for the integration of our technology with the services of third parties, the growth of our business may cease or decline;

     - Our lengthy sales cycle and product implementation makes it difficult to predict our quarterly results;

     - Our projects vary in size and scope; therefore, a client that accounts for a large portion of our revenues in one period may not generate similar amounts of revenue in subsequent periods;

     - Our future success depends on our ability to identify, hire, train and retain highly qualified employees;

     - Our charter documents could make it more difficult for a third party to acquire us;

     - Our business is subject to general economic conditions as well as those specific to the Internet and related industries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Viewpoint's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company's accounting policies, see the consolidated financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2001.

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

     Viewpoint generates revenues through two sources: (a) software licenses and
(b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VARs. Service revenues are generated from fee based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $12,768,000 at March 31, 2002, down from $15,413,000 at December 31, 2001. Included in cash and cash equivalents at March 31, 2002 and December 31, 2001, is $291,000 of restricted cash which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

     Net cash used in operating activities of the Company totaled $2,915,000 and $809,000 for the three months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities for the three months ended March 31, 2002 primarily resulted from a $10,984,000 net loss from continuing operations, offset by $6,275,000 of impairment of goodwill and other intangible assets, $1,653,000 in non-cash stock-based compensation charges and $1,159,000 in depreciation and amortization. Net cash used in operating activities for the three months ended March 31, 2001 primarily resulted from a $12,049,000 net loss from continuing operations, offset by $5,713,000 in net cash provided by discontinued operations, $4,552,000 in depreciation and amortization and $1,743,000 in non-cash stock-based compensation charges.

     Net cash provided by investing activities totaled $1,033,000 for the three months ended March 31, 2002, compared to net cash used in investing activities of $4,878,000 for the three months ended March 31, 2001. Net cash provided by investing activities for the three months ended March 31, 2002 primarily resulted from $1,273,000 in net proceeds from sales and maturities of marketable securities. Net cash used in investing activities for the three months ended March 31, 2001 primarily resulted from $4,478,000 in net purchases of marketable securities.

     Net cash provided by financing activities totaled $565,000 and $556,000 for the three months ended March 31, 2002 and 2001, respectively, primarily resulting from proceeds received from the exercise of stock options by the Company's employees during the respective periods.

     Pursuant to the purchase of all of the outstanding capital stock of Viewpoint Digital, the Company issued two contingent promissory notes to Computer Associates each in the amount of $15,000,000. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002. The amount due Computer Associates under the promissory note due June 8, 2001 is approximately $4,657,000 and the amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000. These amounts are reflected in due to related parties in the Company's consolidated balance sheet at March 31, 2002

     The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Viewpoint.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of March 31, 2002. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VIEWPOINT CORPORATION

                                          By: /s/    ROBERT E. RICE
                                            ------------------------------------
                                                       Robert E. Rice
                                                  Director, President and
                                                  Chief Executive Officer

                                          By: /s/    ANTHONY L. PANE
                                            ------------------------------------
                                                      Anthony L. Pane
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: May 14, 2002