Form 10-Q
period 2002-06-30
VIEWPOINT CORP/NY/
filed 2002-08-14
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

         (Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 0-27168

VIEWPOINT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4102687 (I.R.S. Employer Identification No.)

498 Seventh Avenue, Suite 1810, New York, NY 10018
(Address of principal executive offices and zip code)

(212) 201-0800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

As of August 2, 2002, 40,972,738 shares of $0.001 par value common stock were outstanding.

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations – Three and six months ended June 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows – Six months ended June 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	PART II — OTHER INFORMATION

Item 1. through Item 6.		22

SIGNATURES		24

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$8,247	$8,345

Marketable securities	3,848	7,068

Accounts receivable, net	4,744	4,096

Notes receivable, net	750	750

Prepaid expenses and other current assets	491	836

Current assets related to discontinued operations	—	141

Total current assets	18,080	21,236

Property and equipment, net	4,205	4,662

Goodwill, net	31,276	33,042

Intangible assets, net	144	2,361

Loans to officers	609	595

Other assets	4	21

Total assets	$54,318	$61,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,308	$1,314

Accrued expenses	1,052	1,304

Due to related parties, net	3,099	4,764

Deferred revenues	822	907

Accrued incentive compensation	545	545

Current liabilities related to discontinued operations	240	346

Total current liabilities	7,066	9,180

Stockholders’ equity:

Preferred stock, $.001 par value; 5,000 shares authorized-no shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—

Common stock, $.001 par value; 75,000 shares authorized – 41,130 shares issued and 40,970 shares outstanding at June 30, 2002, and 39,620 shares issued and 39,460 shares outstanding at December 31, 2001	41	40

Paid-in capital	268,127	263,157

Deferred compensation	(7,218)	(11,279)

Treasury stock at cost; 160 shares at June 30, 2002 and December 31, 2001	(1,015)	(1,015)

Accumulated other comprehensive income	77	18

Accumulated deficit	(212,760)	(198,184)

Total stockholders’ equity	47,252	52,737

Total liabilities and stockholders’ equity	$54,318	$61,917

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:

Licenses	$3,862	$1,780	$7,401	$3,688

Services	1,442	971	2,761	1,854

Total revenues	5,304	2,751	10,162	5,542

Cost of revenues:

Licenses	136	67	245	163

Services	914	568	1,822	1,378

Total cost of revenues	1,050	635	2,067	1,541

Gross profit	4,254	2,116	8,095	4,001

Operating expenses:

Sales and marketing (including non-cash stock-based compensation charges totaling $746 and $681 for the three months ended June 30, 2002 and 2001, respectively and $1,790 and $1,277 for the six months ended June 30, 2002 and 2001, respectively)	3,750	5,356	7,651	10,531

Research and development (including non-cash stock-based compensation charges totaling $160 and $745 for the three months ended June 30, 2002 and 2001, respectively and $355 and $1,485 for the six months ended June 30, 2002 and 2001, respectively)	1,369	2,146	2,695	4,594

General and administrative (including non-cash stock-based compensation charges totaling $414 and $388 for the three months ended June 30, 2002 and 2001, respectively and $828 and $795 for the six months ended June 30, 2002 and 2001, respectively)	2,394	2,716	4,599	4,899

Depreciation	472	440	970	855

Amortization of intangible assets	2	831	663	1,662

Amortization of goodwill	—	3,452	—	6,758

Impairment of goodwill and other intangible assets	—	—	6,275	—

Total operating expenses	7,987	14,941	22,853	29,299

Loss from operations	(3,733)	(12,825)	(14,758)	(25,298)

Other income	48	293	89	717

Net loss from continuing operations	(3,685)	(12,532)	(14,669)	(24,581)

Adjustment to net loss on disposal of discontinued operations	93	730	93	730

Net loss	$(3,592)	$(11,802)	$(14,576)	$(23,851)

Basic and diluted net loss per common share:

Net loss per common share from continuing operations	$(0.09)	$(0.33)	$(0.36)	$(0.64)

Net income per common share from discontinued operations	—	0.02	—	0.02

Net loss per common share	$(0.09)	$(0.31)	$(0.36)	$(0.62)

Weighted average number of shares outstanding — basic and diluted	40,706	38,457	40,519	38,223

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(14,576)	$(23,851)

Adjustments to reconcile net loss to net cash used in operating activities:

Adjustment to net loss on disposal of discontinued operations	(93)	(730)

Non-cash stock-based compensation charges	2,973	3,557

Depreciation and amortization	1,633	9,275

Provision for bad debt	126	150

Impairment of goodwill and other intangible assets	6,275	—

Reserve of notes receivable	—	(665)

Loss on sale and disposal of equipment	45	—

Accrued interest income	(14)	—

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(774)	(579)

Prepaid expenses and other assets	362	(408)

Accounts payable	(6)	(509)

Accrued expenses	(252)	1,168

Due to/from related parties	160	225

Deferred revenues	(85)	(49)

Net cash provided by discontinued operations	128	5,977

Net cash used in operating activities	(4,098)	(6,439)

Cash flows from investing activities:

Purchases of property and equipment	(558)	(660)

Purchases of patents and trademarks	(27)	(39)

Purchases of marketable securities	(3,520)	(19,232)

Proceeds from sales and maturities of marketable securities	6,800	18,200

Net cash provided by (used in) investing activities	2,695	(1,731)

Cash flows from financing activities:

Issuance of loans to officers	—	(575)

Proceeds from exercise of stock options	1,306	1,504

Net cash provided by financing activities	1,306	929

Effect of exchange rate changes on cash and cash equivalents	(1)	(7)

Net decrease in cash and cash equivalents	(98)	(7,248)

Cash and cash equivalents at beginning of period	8,345	13,320

Cash and cash equivalents at end of period	$8,247	$6,072

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

         The unaudited consolidated financial statements at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial information is unaudited, but reflects all adjustments (consisting only of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation’s (“Viewpoint” or the “Company”) financial position and operating results for the interim periods.

         These unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s annual report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002 or any other future periods.

         Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

Revenue Recognition

         Revenue recognition rules for software companies are very complex. We follow very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of our revenue policy.

         The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.”

         Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through value added resellers (“VARs”). Service revenues are generated from fee-based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for its digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model and up-front in a perpetual broadcast license model, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting For Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights.

         Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized under the percentage-of-completion method of contract accounting.

         If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customers. Nonmonetary revenue is recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

2. Net Loss Per Common Share

         Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 7,763,098 and 8,598,934 for the three months ended June 30, 2002 and 2001, respectively, and 8,943,000 and 8,599,000 for the six months ended June 30, 2002 and 2001, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

         Basic and diluted net loss per common share for the three and six months ended June 30, 2001, include the effect of 744,740 shares issued to Computer Associates International, Inc. (“Computer Associates”) on June 24, 2002, as if the shares were issued and outstanding on June 8, 2001.

3. Agreements with Computer Associates

         Pursuant to the purchase of all of the outstanding capital stock of Viewpoint Digital, Inc. (“Viewpoint Digital”) on September 8, 2000, the Company issued two contingent promissory notes to Computer Associates each in the

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

maximum amount of $15,000,000, but subject to reduction on the basis of the performance of the Viewpoint Digital assets. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition Computer Associates agreed to accept, at the Company’s election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002.

         In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000 and is reflected in due to related parties in the Company’s consolidated balance sheet at June 30, 2002.

4. Related Party Transactions

         During the three and six months ended June 30, 2002, the Company recorded revenues totaling $2,976,000 and $5,598,000, respectively, related to agreements, including reseller arrangements, with America Online, Inc. (“AOL”) and Computer Associates, both of whom have representatives on the Company’s Board of Directors. The $5,598,000 of revenues for the six months ended June 30, 2002 includes approximately $3,500,000 due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments which would otherwise have occurred. As of June 30, 2002, the Company has $1,452,000 in accounts receivable and $507,000 in deferred revenue relating to transactions entered into with these related parties.

         During the three and six months ended June 30, 2001, the Company recorded revenues totaling $198,000 and $356,000, respectively, related to agreements, including reseller arrangements, with Computer Associates.

5. Goodwill and Intangible Assets

         Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date.

         Upon adoption of the new Business Combination rules, an assembled workforce no longer meets the definition of an identifiable intangible asset. As a result, the net balance of $1,767,000, has been reclassified to goodwill on January 1, 2002.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net loss:

Reported net loss	$(3,592)	$(11,802)	$(14,576)	$(23,851)

Goodwill amortization (1)	—	3,452	—	6,758

Adjusted net loss	$(3,592)	$(8,350)	$(14,576)	$(17,093)

Basic and diluted loss per share:

Reported loss per share	$(0.09)	$(0.31)	$(0.36)	$(0.62)

Goodwill amortization	—	0.09	—	0.17

Adjusted basic and diluted loss per share	$(0.09)	$(0.22)	$(0.36)	$(0.45)

(1) Includes amortization of an assembled workforce that has been reclassified as goodwill effective January 1, 2002, amounting to $265 and $530 for the three and six months ended June 30, 2001, respectively.

         The Company recorded $2,928,000 of additional goodwill during the first quarter of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimates as of the date the impairment was recorded.

         The changes in the carrying amount of goodwill and intangible assets during the six months ended June 30, 2002 are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403

Additions during period	2,928	24	2,952

Impairment losses	(4,694)	(1,581)	(6,275)

Amortization	—	(661)	(661)

Balance as of March 31, 2002	31,276	143	31,419

Additions during period	—	3	3

Amortization	—	(2)	(2)

Balance as of June 30, 2002	$31,276	$144	$31,420

         Intangible assets as of June 30, 2002 and December 31, 2001 consisted of the following (in thousands):

	June 30, 2002	December 31, 2001

Viewpoint Digital Technology	$—	$1,039

Viewpoint Digital Customer List	—	401

Viewpoint Digital Trade Name	—	429

Covenant Not To Compete	—	361

Other Intangibles	—	12

Patents and Trademarks	144	119

Total Intangible Assets	$144	$2,361

         Amortization of patents and trademarks is estimated to be $2,000 a year for the next five years.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. Comprehensive Loss

         Total comprehensive loss for the three and six months ended June 30, 2002 and 2001 consisted of the following (in thousands):

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,

	2002	2001	2002	2001

Net loss	$(3,592)	$(11,802)	$(14,576)	$(23,851)

Foreign currency translation adjustment	7	8	(1)	(7)

Unrealized gain on investments	107	2	60	27

Comprehensive Loss	$(3,478)	$(11,792)	$(14,517)	$(23,831)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including future Quarterly Reports on Form 10-Q to be filed in 2002. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

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

         The Company’s primary initiatives include:

•	Licensing technology for specific marketing and e-commerce visualization solutions;

•	Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

•	Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

•	Forging technological alliances with leading interactive agencies and Web content providers; and

•	Maximizing market penetration and name recognition, including distribution of the Company’s client-side software graphics operating system, the Viewpoint Media Player.

         Viewpoint believes that its success will depend largely on its ability to proliferate its digital technologies into various media, including broadcast television, games, movies, print, closed intranets, new and existing enterprise applications and television set-top boxes. Accordingly, Viewpoint has invested and intends to continue investing in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

         Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of June 30, 2002, had an accumulated deficit of $212,760,000.

RESULTS OF OPERATIONS

         The following table sets forth for the three and six months ended June 30, 2002 and 2001, the Company’s consolidated statements of operations expressed as a percentage of net revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Statement of Operations Data

Revenues:

Licenses	73%	65%	73%	67%

Services	27	35	27	33

Total revenues	100	100	100	100

Cost of revenues:

Licenses	3	2	2	3

Services	17	21	18	25

Total cost of revenues	20	23	20	28

Gross profit	80	77	80	72

Operating expenses:

Sales and marketing (including non-cash stock-based compensation charges)	70	195	74	191

Research and development (including non-cash stock-based compensation charges)	26	78	27	83

General and administrative (including non-cash stock-based compensation charges)	45	99	45	88

Depreciation	9	16	10	15

Amortization of intangible assets	—	30	7	30

Amortization of goodwill	—	125	—	122

Impairment of goodwill and other intangible assets	—	—	62	—

Total operating expenses	150	543	225	529

Loss from operations	(70)	(466)	(145)	(457)

Other income	1	11	1	13

Net loss from continuing operations	(69)	(455)	(144)	(444)

Adjustment to net loss on disposal of discontinued operations	2	27	1	13

Net loss	(67)%	(428)%	(143)%	(431)%

Revenues

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Total revenues	$5,304	$2,751	93%

Six months ended:

Total revenues	$10,162	$5,542	83%

         The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.”

         Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VARs. Service revenues are generated from fee-based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

< P>         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for its digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model and up-front in a perpetual broadcast license model, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         License revenue increased approximately $2,082,000, or 117%, and $3,713,000, or 101%, for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. Service revenue increased approximately $471,000, or 49%, and $907,000, or 49%, for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. The increase in revenues is attributable to a number of factors, most notably: our expanding relationship with AOL, the expansion of our indirect channel partnerships, and the increased proliferation of our technology through distribution of the Viewpoint Media Player. The persistence of unfavorable economic conditions, however, continue to negatively impact our revenue growth.

         During the three and six months ended June 30, 2002, the Company recorded revenues totaling $2,976,000 and $5,598,000, respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates, both of whom have representatives on the Company’s Board of Directors. The $5,598,000 of revenues for the six months ended June 30, 2002 includes approximately $3,500,000 due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments which would otherwise have occurred.

         During the three and six months ended June 30, 2001, the Company recorded revenues totaling $198,000 and $356,000 respectively, related to agreements, including reseller arrangements, with Computer Associates.

         The Company expects its revenue to continue to increase in 2002 based upon the visible increase in the market acceptance of our technology. It is anticipated that the increase in revenues will be derived from both license and service revenues.

Cost of revenues

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Total cost of revenues	$1,050	$635	65%

Percentage of total revenues	20%	23%

Six months ended:

Total cost of revenues	$2,067	$1,541	34%

Percentage of total revenues	20%	28%

         Costs of revenues consist primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenues is directly related to an increase in fee-based professional services.

         The Company expects its cost of revenues to increase in absolute dollars, while decreasing slightly as a percentage of total revenues, due to continuously improving efficiencies and the mix of license and services revenues.

Sales and marketing (including non-cash stock-based compensation charges totaling $746 and $681 for the three months ended June 30, 2002 and 2001, respectively and $1,790 and $1,277 for the six months ended June 30, 2002 and 2001, respectively)

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Sales and marketing	$3,750	$5,356	(30)%

Percentage of total revenues	70%	195%

Six months ended:

Sales and marketing	$7,651	$10,531	(27)%

Percentage of total revenues	74%	191%

         Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

         Sales and marketing expenses decreased $1,606,000, or 30%, for the three months ended June 30, 2002 compared to the same period last year primarily due to a decrease in salaries and benefits, marketing costs, recruiting fees, and travel and entertainment expenses.

         Sales and marketing expenses decreased $2,880,000, or 27%, for the six months ended June 30, 2002 compared to the same period last year primarily due to a decrease in salaries and benefits, marketing costs, recruiting fees, and travel and entertainment expenses offset by an increase in non-cash stock-based compensation charges. Non-cash stock-based compensation charges increased as certain personnel who were reflected in research and development during the six months ended June 30, 2001 are now reflected in sales and marketing due to a change in the nature of their duties.

         The Company does not expect a material increase in sales and marketing expenses in 2002 as compared to 2001 based on the Company’s indirect marketing strategy and the increased utilization of creative services personnel, which will increase cost of revenues, rather than sales and marketing expenses. It is expected that these decreases in costs will be partially offset by increases in selling expenses to support the projected higher revenues. As a percentage of total revenues, sales and marketing expenses are expected to decrease.

Research and development (including non-cash stock-based compensation charges totaling $160 and $745 for the three months ended June 30, 2002 and 2001, respectively and $355 and $1,485 for the six months ended June 30, 2002 and 2001, respectively)

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Research and development	$1,369	$2,146	(36)%

Percentage of total revenues	26%	78%

Six months ended:

Research and development	$2,695	$4,594	(41)%

Percentage of total revenues	27%	83%

         Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

         Research and development expenses decreased $777,000, or 36%, for the three months ended June 30, 2002 compared to the same period last year primarily due to a decrease in salaries and benefits, contracted development, and non-cash stock-based compensation charges. Salaries and benefits, and non-cash stock-based compensation charges decreased as certain personnel which were reflected in research and development during the three months ended June 30, 2001, are now reflected in sales and marketing due to a change in the nature of their duties.

         Research and development expenses decreased $1,899,000, or 41%, for the six months ended June 30, 2002 compared to the same period last year primarily due to a decrease in salaries and benefits, contracted development, and non-cash stock-based compensation charges. Salaries and benefits, and non-cash stock-based compensation charges decreased as certain personnel which were reflected in research and development during the six months ended June 30, 2001, are now reflected in sales and marketing due to a change in the nature of their duties.

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

General and administrative (including non-cash stock-based compensation charges totaling $414 and $388 for the three months ended June 30, 2002 and 2001, respectively and $828 and $795 for the six months ended June 30, 2002 and 2001, respectively)

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

General and administrative	$2,394	$2,716	(12)%

Percentage of total revenues	45%	99%

Six months ended:

General and administrative	$4,599	$4,899	(6)%

Percentage of total revenues	45%	88%

         General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance and administration personnel along with other administrative costs such as legal, accounting and investor relation fees, and insurance expense.

         General and administrative expenses decreased $322,000, or 12%, for the three months ended June 30, 2002 compared to the same period last year. The decrease is primarily due to a decrease in salaries and benefits, rent and office maintenance costs, and legal costs offset by an increase in insurance costs.

         General and administrative expenses decreased $300,000, or 6%, for the six months ended June 30, 2002 compared to the same period last year. The decrease is primarily due to a decrease in salaries and benefits, rent and office maintenance costs, and legal costs offset by an increase in insurance costs.

         General and administrative expenses are expected to remain relatively flat in 2002 compared to 2001. As a percentage of total revenues, general and administrative expenses are expected to decrease.

Depreciation

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Depreciation	$472	$440	7%

Percentage of total revenues	9%	16%

Six months ended:

Depreciation	$970	$855	13%

Percentage of total revenues	10%	15%

         Depreciation expense increased $32,000, or 7%, and $115,000, or 13%, during the three and six months ended June 30, 2002, respectively, compared to the same periods last year due to property and equipment additions.

Amortization of intangible assets

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Amortization of intangible assets	$2	$831	(100)%

Percentage of total revenues	—%	30%

Six months ended:

Amortization of intangible assets	$663	$1,662	(60)%

Percentage of total revenues	7%	30%

         Amortization of intangible assets decreased $829,000 and $999,000, for the three and six months ended June 30, 2002, respectively, compared to the same periods last year as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with SFAS No. 144 during the three months ended March 31, 2002.

Amortization of goodwill

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Amortization of goodwill	$—	$3,452	(100)%

Percentage of total revenues	—%	125%

Six months ended:

Amortization of goodwill	$—	$6,758	(100)%

Percentage of total revenues	—%	122%

         Amortization of goodwill decreased $3,452,000 and $6,758,000 for the three and six months ended June 30, 2002, respectively, compared to the same periods last year due to the adoption of SFAS No. 142 on January 1, 2002. As a result of SFAS 142, the Company ceased amortizing approximately $33,042,000 of goodwill. In lieu of amortization, the Company is required to test goodwill for impairment on an annual basis or earlier if indicators of potential impairment exist.

Impairment of goodwill and other intangible assets

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Impairment of goodwill and other intangible assets	$—	$—	—%

Percentage of total revenues	—%	—%	—%

Six months ended:

Impairment of goodwill and other intangible assets	$6,275	$—	NA

Percentage of total revenues	62%	—%

         In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 during the three months ended March 31, 2002. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company’s best estimates as of the date the impairment was recorded.

Other income

	June 30,	June 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Other income	$48	$293	(84)%

Percentage of total revenues	1%	11%

Six months ended:

Other income	$89	$717	(88)%

Percentage of total revenues	1%	13%

         Other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

         Other income decreased $245,000, or 84%, and $628,000, or 88%, for the three and six months ended June 30, 2002, respectively, compared to the same periods last year primarily due to a decrease in average cash, cash equivalents and marketable securities balances as well as a decline in interest rates.

         Other income is expected to decrease in absolute dollars and as a percentage of total revenues in 2002 compared to 2001 due to a decline in interest rates and an expected decrease in average cash, cash equivalents and marketable securities balances.

Factors That May Affect Future Results of Operations

         We believe that in the future our results of operations could be affected by various factors including:

•	We have a limited operating history that makes an evaluation of our business difficult;

•	We have a history of losses and expect to incur losses in the future;

•	Our future revenues may be unpredictable and may cause our quarterly results to fluctuate;

•	We may be unable to meet our future capital requirements;

•	Our stock price is volatile and may continue to fluctuate in the future;

•	If the Internet does not continue to expand as a widespread commerce medium, demand for our products and technologies may decline significantly;

•	Our market is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace;

•	Potential delays in product releases could harm our business;

•	Undetected errors in our products and technologies could result in adverse publicity, reduced market acceptance or lawsuits by customers;

•	In order to increase market awareness of our products and generate increased revenue we may need to expand our sales and marketing capabilities;

•	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others;

•	Security risks could limit the growth of e-commerce and expose us to litigation or liability;

•	Increasing government regulation could increase our cost of doing business or increase our legal exposure;

•	We may need to enter into other business combinations and strategic alliances which could be difficult to integrate and may disrupt our business;

•	The loss of any of our key personnel would harm our business;

•	Our revenues could be negatively affected by the loss of resellers and strategic partners and if we fail to establish, maintain or expand our strategic relationships for the integration of our technology with the services of third parties, the growth of our business may cease or decline;

•	Our lengthy sales cycle and product implementation makes it difficult to predict our quarterly results;

•	Our projects vary in size and scope; therefore, a client that accounts for a large portion of our revenues in one period may not generate similar amounts of revenue in subsequent periods;

•	Our future success depends on our ability to identify, hire, train and retain highly qualified employees;

•	Our charter documents could make it more difficult for a third party to acquire us;

•	Our business is subject to general economic conditions as well as those specific to the Internet and related industries.

Critical Accounting Policies And Estimates

         Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see the consolidated financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2001.

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

         The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.”

         Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to end-users and indirectly through VARs. Service revenues are generated from fee-based professional services, sales of customer support services (maintenance contracts), and training services performed for customers that license our products.

         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for its digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model and up-front in a perpetual broadcast license model, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

         Fee-based professional services are performed on a time-and-material basis or on a fixed-fee basis, under separate service arrangements. Revenues related to these services are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

         Standard terms for license agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights.

         Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized under the percentage-of-completion method of contract accounting.

         If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

         The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customer. Nonmonetary revenue is recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses; however, due to timing, nonmonetary accounts receivable and accounts payable may result.

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial statements.

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents, and marketable securities totaled $12,095,000 at June 30, 2002, down from $15,413,000 at December 31, 2001. Included in cash and cash equivalents at June 30, 2002 and December 31, 2001, is $292,000 and $291,000, respectively, of restricted cash, which was pledged as collateral to secure a letter of credit, used for a security deposit on the Company’s New York facility.

         Net cash used in operating activities of the Company totaled $4,098,000 and $6,439,000 for the six months ended June 30, 2002 and 2001, respectively. Net cash used in operating activities for the six months ended June 30, 2002 primarily resulted from a $14,669,000 net loss from continuing operations, offset by $6,275,000 of impairment of goodwill and other intangible assets, $2,973,000 in non-cash stock-based compensation charges and $1,633,000 in depreciation and amortization. Net cash used in operating activities for the six months ended June 30, 2001 primarily resulted from a $24,581,000 net loss from continuing operations, offset by $9,275,000 in depreciation and amortization, $5,977,000 in net cash provided by discontinued operations, and $3,557,000 in non-cash stock-based compensation charges.

         Net cash provided by investing activities totaled $2,695,000 for the six months ended June 30, 2002, compared to net cash used in investing activities of $1,731,000 for the six months ended June 30, 2001. Net cash provided by investing activities for the six months ended June 30, 2002 primarily resulted from $3,280,000 in net proceeds from sales and maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2001 primarily resulted from $1,032,000 in net purchases of marketable securities.

         Net cash provided by financing activities totaled $1,306,000 and $929,000 for the six months ended June 30, 2002 and 2001, respectively, primarily resulting from proceeds received from the exercise of stock options by the Company’s employees during the respective periods.

         Pursuant to the purchase of all of the outstanding capital stock of Viewpoint Digital on September 8, 2000, the Company issued two contingent promissory notes to Computer Associates each in the maximum amount of $15,000,000, but subject to reduction on the basis of the performance of the Viewpoint Digital assets. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition, Computer Associates agreed to accept, at the Company’s election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002.

         In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000 and is reflected in due to related parties in the Company’s consolidated balance sheet at June 30, 2002.

         The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Viewpoint.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of June 30, 2002. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

         None

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on June 12, 2002.

         A proposal to elect five (5) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2003 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld

Thomas Bennett	27,411,326	797,645

Bruce R. Chizen	26,483,187	1,725,784

Samuel H. Jones, Jr.	27,401,452	807,519

Lennert J. Leader	27,411,013	797,958

Robert E. Rice	27,034,322	1,174,649

         In addition, stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the 2002 fiscal year. This proposal received the following votes:

For:	27,362,552

Against:	832,880

Abstain:	13,539

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

10.1	Letter Agreement between the Registrant and Mark S. Gray dated January 11, 2002.

10.2	Letter Agreement between the Registrant and Thomas Morgan dated March 22, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

	By:	/s/ ROBERT E. RICE

Robert E. Rice Director, President and Chief Executive Officer

	By:	/s/ ANTHONY L. PANE

Anthony L. Pane Senior Vice President and Chief Financial Officer

Date: August 14, 2002