Form 10-Q
period 2002-09-30
VIEWPOINT CORP/NY/
filed 2002-11-14
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 4, 2002, 40,998,913 shares of $0.001 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$9,240	$8,345

Marketable securities	1,823	7,068

Accounts receivable, net	3,297	4,096

Notes receivable, net	750	750

Prepaid expenses and other current assets	541	836

Current assets related to discontinued operations	—	141

Total current assets	15,651	21,236

Property and equipment, net	3,866	4,662

Goodwill, net	31,276	33,042

Intangible assets, net	163	2,361

Loans to officers	612	595

Other assets	4	21

Total assets	$51,572	$61,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,578	$1,314

Accrued expenses	1,267	1,304

Due to related parties, net	2,867	4,764

Deferred revenues	660	907

Accrued incentive compensation	545	545

Current liabilities related to discontinued operations	231	346

Total current liabilities	7,148	9,180

Stockholders’ equity:

Preferred stock, $.001 par value; 5,000 shares authorized – no shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—

Common stock, $.001 par value; 75,000 shares authorized – 41,159 shares issued and 40,999 shares outstanding at September 30, 2002, and 39,620 shares issued and 39,460 shares outstanding at December 31, 2001	41	40

Paid-in capital	268,059	263,157

Deferred compensation	(5,886)	(11,279)

Treasury stock at cost; 160 shares at September 30, 2002 and December 31, 2001	(1,015)	(1,015)

Accumulated other comprehensive income (loss)	(15)	18

Accumulated deficit	(216,760)	(198,184)

Total stockholders’ equity	44,424	52,737

Total liabilities and stockholders’ equity	$51,572	$61,917

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:

Licenses	$3,657	$2,421	$11,058	$6,109

Services	1,669	1,546	4,430	3,400

Total revenues	5,326	3,967	15,488	9,509

Cost of revenues:

Licenses	6	36	251	199

Services	1,125	933	2,947	2,311

Total cost of revenues	1,131	969	3,198	2,510

Gross profit	4,195	2,998	12,290	6,999

Operating expenses:

Sales and marketing (including non-cash stock-based compensation charges totaling $727 and $654 for the three months ended September 30, 2002 and 2001, respectively and $2,517 and $1,931 for the nine months ended September 30, 2002 and 2001, respectively)	4,367	4,013	12,018	14,544

Research and development (including non-cash stock-based compensation charges totaling $191 and $715 for the three months ended September 30, 2002 and 2001, respectively and $546 and $2,200 for the nine months ended September 30, 2002 and 2001, respectively)	1,140	2,806	3,835	7,400

General and administrative (including non-cash stock-based compensation charges totaling $282 and $428 for the three months ended September 30, 2002 and 2001, respectively and $1,110 and $1,223 for the nine months ended September 30, 2002 and 2001, respectively)	2,247	2,974	6,846	7,873

Depreciation	493	466	1,463	1,321

Amortization of intangible assets	1	831	664	2,494

Amortization of goodwill	—	3,673	—	10,430

Impairment of goodwill and other intangible assets	—	—	6,275	—

Total operating expenses	8,248	14,763	31,101	44,062

Loss from operations	(4,053)	(11,765)	(18,811)	(37,063)

Other income	44	226	133	943

Net loss from continuing operations	(4,009)	(11,539)	(18,678)	(36,120)

Adjustment to net loss on disposal of discontinued operations	9	—	102	730

Net loss	$(4,000)	$(11,539)	$(18,576)	$(35,390)

Basic and diluted net loss per common share:

Net loss per common share from continuing operations	$(0.10)	$(0.29)	$(0.46)	$(0.93)

Net income per common share from discontinued operations	—	—	—	0.02

Net loss per common share	$(0.10)	$(0.29)	$(0.46)	$(0.91)

Weighted average number of shares outstanding – basic and diluted	40,987	39,801	40,677	38,755

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:

Net loss	$(18,576)	$(35,390)

Adjustments to reconcile net loss to net cash used in operating activities:

Adjustment to net loss on disposal of discontinued operations	(102)	(730)

Non-cash stock-based compensation charges	4,173	5,354

Depreciation and amortization	2,127	14,245

Provision for bad debt	570	573

Impairment of goodwill and other intangible assets	6,275	—

Recovery of notes receivable	—	(665)

Loss on sale and disposal of equipment	45	—

Accrued interest income	(17)	—

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	229	(2,180)

Prepaid expenses and other assets	312	946

Accounts payable	264	(1,392)

Accrued expenses	(37)	335

Due to/from related parties	(72)	279

Deferred revenues	(247)	1,312

Net cash provided by discontinued operations	128	5,978

Net cash used in operating activities	(4,928)	(11,335)

Cash flows from investing activities:

Purchases of marketable securities	(3,507)	(19,060)

Proceeds from sales and maturities of marketable securities	8,725	30,885

Repayment of notes receivable from related parties	—	520

Purchases of property and equipment	(712)	(800)

Purchases of patents and trademarks	(47)	(99)

Net cash provided by investing activities	4,459	11,446

Cash flows from financing activities:

Issuance of loans to officers	—	(575)

Proceeds from exercise of stock options	1,370	1,925

Net cash provided by financing activities	1,370	1,350

Effect of exchange rate changes on cash and cash equivalents	(6)	(16)

Net increase in cash and cash equivalents	895	1,445

Cash and cash equivalents at beginning of period	8,345	13,320

Cash and cash equivalents at end of period	$9,240	$14,765

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation’s (“Viewpoint” or the “Company”) financial position and operating results for the interim periods.

         These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulations S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model where the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model where the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Basic and Diluted Net Loss Per Common Share

         Basic net loss per common share is computed using the weighted average number of shares of common stock and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 4,491,104 and 8,450,976 for the three months ended September 30, 2002 and 2001, respectively, and 7,539,587 and 8,186,476 for the nine months ended September 30, 2002 and 2001, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

         Basic and diluted net loss per common share for the three and nine months ended September 30, 2001, include the effect of 744,740 shares issued to Computer Associates International, Inc. (“Computer Associates”) on June 24, 2002, as if the shares were issued and outstanding on June 8, 2001.

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

         In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000 and is reflected in due to related parties in the Company’s consolidated balance sheet at September 30, 2002.

4. Related Party Transactions

         During the three and nine months ended September 30, 2002, the Company recorded revenues totaling $3,088,000 and $8,686,000, respectively, related to agreements, including reseller arrangements, with America Online, Inc. (“AOL”) and Computer Associates, both of whom have representatives on the Company’s Board of Directors. The $8,686,000 of revenues for the nine months ended September 30, 2002 includes approximately $3,384,000 due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments, which would otherwise have occurred. As of September 30, 2002, the Company has $438,000 in accounts receivable and $404,000 in deferred revenue relating to transactions entered into with these related parties.

         During the three and nine months ended September 30, 2001, the Company recorded revenues totaling $1,110,000 and $1,466,000, respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates.

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

         Upon adoption of the new Business Combination rules, an assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the net balance of $1,767,000, has been reclassified to goodwill on January 1, 2002.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net loss:

Reported net loss	$(4,000)	$(11,539)	$(18,576)	$(35,390)

Goodwill amortization (1)	—	3,673	—	10,430

Adjusted net loss	$(4,000)	$(7,866)	$(18,576)	$(24,960)

Basic and diluted net loss per share:

Reported net loss per share	$(0.10)	$(0.29)	$(0.46)	$(0.91)

Goodwill amortization	—	0.09	—	0.27

Adjusted basic and diluted net loss per share	$(0.10)	$(0.20)	$(0.46)	$(0.64)

(1)  Includes amortization of an assembled workforce that has been reclassified as goodwill effective January 1, 2002, amounting to $265 and $795 for the three and nine months ended September 30, 2001, respectively.

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

         The changes in the carrying amount of goodwill and intangible assets during the nine months ended September 30, 2002 are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403

Additions during period	2,928	47	2,975

Impairment losses	(4,694)	(1,581)	(6,275)

Amortization	—	(664)	(664)

Balance as of September 30, 2002	$31,276	$163	$31,439

         As of September 30, 2002 and December 31, 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Viewpoint Digital Technology	$—	$—	$—	$1,558	$(519)	$1,039

Viewpoint Digital Customer List	—	—	—	1,203	(802)	401

Viewpoint Digital Trade Name	—	—	—	643	(214)	429

Covenant Not To Compete	—	—	—	3,253	(2,892)	361

Other Intangibles	—	—	—	18	(6)	12

Patents and Trademarks	165	(2)	163	119	—	119

Total Intangible Assets	$165	$(2)	$163	$6,794	$(4,433)	$2,361

         Amortization of patents and trademarks is estimated to be $2,000 a year for the next five years.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Loss

         Total comprehensive loss for the three and nine months ended September 30, 2002 and 2001 consisted of the following (in thousands):

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net loss	$(4,000)	$(11,539)	$(18,576)	$(35,390)

Foreign currency translation adjustment	(5)	(9)	(6)	(16)

Unrealized gain (loss) on marketable securities	(87)	(10)	(27)	17

Comprehensive loss	$(4,092)	$(11,558)	$(18,609)	$(35,389)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2002 and our Annual Report on Form 10-K for 2001. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

         Viewpoint Corporation is a leading provider of interactive media technologies and services. Its graphics operating system platform, Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations. The Company also provides cross media digital solutions for film, broadcast television and games.

         The Company’s primary initiatives include:

•	Licensing technology for specific marketing and e-commerce visualization solutions;

•	Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

•	Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

•	Forging technological alliances with leading interactive agencies and Web content providers; and

•	Maximizing market penetration and name recognition, including distribution of the Company’s client-side software graphics operating system, Viewpoint Media Player.

         Viewpoint believes that its success will depend largely on its ability to proliferate its digital technologies into various media, including the Internet, broadcast television, games, movies, print, closed intranets, new and existing enterprise applications and television set-top boxes. Accordingly, Viewpoint has invested and intends to continue investing in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

         Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of September 30, 2002, had an accumulated deficit of $216,760,000.

RESULTS OF OPERATIONS

         The following table sets forth for the three and nine months ended September 30, 2002 and 2001, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Statement of Operations Data

Revenues:

Licenses	69%	61%	71%	64%

Services	31	39	29	36

Total revenues	100	100	100	100

Cost of revenues:

Licenses	—	1	2	2

Services	21	23	19	24

Total cost of revenues	21	24	21	26

Gross profit	79	76	79	74

Operating expenses:

Sales and marketing (including non-cash stock-based compensation charges)	82	101	78	153

Research and development (including non-cash stock-based compensation charges)	22	71	25	78

General and administrative (including non-cash stock-based compensation charges)	42	75	44	83

Depreciation	9	12	9	14

Amortization of intangible assets	—	21	4	26

Amortization of goodwill	—	92	—	109

Impairment of goodwill and other intangible assets	—	—	41	—

Total operating expenses	155	372	201	463

Loss from operations	(76)	(296)	(122)	(389)

Other income	1	6	1	9

Net loss from continuing operations	(75)	(290)	(121)	(380)

Adjustment to net loss on disposal of discontinued operations	—	—	1	8

Net loss	(75)%	(290)%	(120)%	(372)%

Revenues

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Licenses	$3,657	$2,421	51%

Services	1,669	1,546	8%

Total revenues	$5,326	$3,967	34%

Nine months ended:

Licenses	$11,058	$6,109	81%

Services	4,430	3,400	30%

Total revenues	$15,488	$9,509	63%

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

         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model where the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model where the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

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

         License revenue increased approximately $1,236,000, or 51%, and $4,949,000, or 81%, for the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year. Service revenue increased approximately $123,000, or 8%, and $1,030,000, or 30%, for the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year. The increase in revenues is attributable to a number of factors, most notably: our expanding relationship with AOL, the expansion of our indirect channel partnerships, and the increased proliferation of our technology through distribution of Viewpoint Media Player. The persistence of unfavorable economic conditions, however, continue to negatively impact our revenue growth.

         During the three and nine months ended September 30, 2002, the Company recorded revenues totaling $3,088,000 and $8,686,000, respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates, both of whom have representatives on the Company’s Board of Directors. The $8,686,000 of revenues for the nine months ended September 30, 2002 includes approximately $3,384,000 due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments which would otherwise have occurred.

         During the three and nine months ended September 30, 2001, the Company recorded revenues totaling $1,110,000 and $1,466,000 respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates.

         The Company expects its revenue to continue to increase through the end of 2002 based upon the visible increase in the market acceptance of our technology.

Cost of revenues

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Licenses	$6	$36	(83)%

Services	1,125	933	21%

Total cost of revenues	$1,131	$969	17%

Percentage of total revenues	21%	24%

Nine months ended:

Licenses	$251	$199	26%

Services	2,947	2,311	28%

Total cost of revenues	$3,198	$2,510	27%

Percentage of total revenues	21%	26%

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

Sales and marketing (including non-cash stock-based compensation charges totaling $727 and $654 for the three months ended September 30, 2002 and 2001, respectively and $2,517 and $1,931 for the nine months ended September 30, 2002 and 2001, respectively)

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Sales and marketing	$4,367	$4,013	9%

Percentage of total revenues	82%	101%

Nine months ended:

Sales and marketing	$12,018	$14,544	(17)%

Percentage of total revenues	78%	153%

         Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

         Sales and marketing expenses increased $354,000 or 9%, for the three months ended September 30, 2002 compared to the same period last year primarily due to an increase in marketing costs, and salaries and benefits of our sales and marketing personnel.

         Sales and marketing expenses decreased $2,526,000, or 17%, for the nine months ended September 30, 2002 compared to the same period last year primarily due to a decrease in salaries and benefits, marketing costs, and travel and entertainment expenses offset by an increase in non-cash stock-based compensation charges. Non-cash stock-based compensation charges increased as certain personnel who were reflected in research and development during the nine months ended September 30, 2001 are now reflected in sales and marketing due to a change in the nature of their duties.

         The Company expects sales and marketing expenses to decrease in 2002 as compared to 2001 based on an overall reduction in headcount and the increased utilization of creative services personnel, which will increase cost of revenues, rather than sales and marketing expenses.

Research and development (including non-cash stock-based compensation charges totaling $191 and $715 for the three months ended September 30, 2002 and 2001, respectively and $546 and $2,200 for the nine months ended September 30, 2002 and 2001, respectively)

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Research and development	$1,140	$2,806	(59)%

Percentage of total revenues	22%	71%

Nine months ended:

Research and development	$3,835	$7,400	(48)%

Percentage of total revenues	25%	78%

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

         Research and development expenses decreased $1,666,000, or 59%, and $3,565,000, or 48%, for the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year primarily due to a decrease in salaries and benefits, contracted development, and non-cash stock-based compensation charges. Salaries and benefits decreased due to specific engineering salaries and benefits being classified as cost of revenues as compared to research and development, as a result of revenue generating customer-specific development work. In addition, salaries and benefits, and non-cash stock-based compensation charges decreased as certain personnel which were reflected in research and development during the three and nine months ended September 30, 2001, are now reflected in sales and marketing due to a change in the nature of their duties.

         The Company expects research and development expenses to decrease in 2002, as compared to 2001.

General and administrative (including non-cash stock-based compensation charges totaling $282 and $428 for the three months ended September 30, 2002 and 2001, respectively and $1,110 and $1,223 for the nine months ended September 30, 2002 and 2001, respectively)

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

General and administrative	$2,247	$2,974	(24)%

Percentage of total revenues	42%	75%

Nine months ended:

General and administrative	$6,846	$7,873	(13)%

Percentage of total revenues	44%	83%

         General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to administrative personnel, facilities costs, and other administrative costs such as legal, accounting and investor relation fees, and insurance expense.

         General and administrative expenses decreased $727,000, or 24%, and $1,027,000, or 13% for the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year primarily due to a decrease in facilities costs, salaries and benefits, non-cash stock-based compensation charges, and accounting fees. These decreases were partially offset by a rise in insurance expense.

         General and administrative expenses are expected to decrease in 2002, as compared to 2001.

Depreciation

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Depreciation	$493	$466	6%

Percentage of total revenues	9%	12%

Nine months ended:

Depreciation	$1,463	$1,321	11%

Percentage of total revenues	9%	14%

Depreciation expense increased $27,000, or 6%, and $142,000, or 11%, during the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year due to property and equipment additions.

Amortization of intangible assets

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Amortization of intangible assets	$1	$831	(100)%

Percentage of total revenues	—%	21%

Nine months ended:

Amortization of intangible assets	$664	$2,494	(73)%

Percentage of total revenues	4%	26%

         Amortization of intangible assets decreased $830,000 and $1,830,000, for the three and nine months ended September 30, 2002, respectively, compared to the same periods last year as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with SFAS No. 144 during the three months ended March 31, 2002.

Amortization of goodwill

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Amortization of goodwill	$—	$3,673	(100)%

Percentage of total revenues	—%	92%

Nine months ended:

Amortization of goodwill	$—	$10,430	(100)%

Percentage of total revenues	—%	109%

         Amortization of goodwill decreased $3,673,000 and $10,430,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods last year due to the adoption of SFAS No. 142 on January 1, 2002. As a result of SFAS 142, the Company ceased amortizing approximately $33,042,000 of goodwill. In lieu of amortization, the Company is required to test goodwill for impairment on an annual basis or earlier if indicators of potential impairment exist.

Impairment of goodwill and other intangible assets

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Impairment of goodwill and other intangible assets	$—	$—	—%

Percentage of total revenues	—%	—%

Nine months ended:

Impairment of goodwill and other intangible assets	$6,275	$—	NA

Percentage of total revenues	41%	—%

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

Other income

	September 30,	September 30,	%
	2002	2001	Change

	(dollars in thousands)
Three months ended:

Other income	$44	$226	(81)%

Percentage of total revenues	1%	6%

Nine months ended:

Other income	$133	$943	(86)%

Percentage of total revenues	1%	9%

         Other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

         Other income decreased $182,000, or 81%, and $810,000, or 86%, for the three months and nine months ended September 30, 2002, respectively, compared to the same periods last year primarily due to a decrease in average cash, cash equivalents and marketable securities balances as well as a decline in interest rates.

         Other income is expected to decrease in absolute dollars and as a percentage of total revenues for 2002, as compared to 2001 due to a decline in interest rates and an expected decrease in average cash, cash equivalents and marketable securities balances.

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

Critical Accounting Policies And Estimates

         Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see the consolidated financial statements included in our Annual Report on Form 10-K for the period ended December 31, 2001.

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

         License revenue includes sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenue is recognized over the term of the license in a term-based broadcast license model where the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model where the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents, and marketable securities totaled $11,063,000 at September 30, 2002, down from $15,413,000 at December 31, 2001. Included in cash and cash equivalents at September 30, 2002 and December 31, 2001, is $293,000 and $291,000, respectively, of restricted cash, which was pledged as collateral to secure a letter of credit, used for a security deposit on the Company’s New York facility.

         Net cash used in operating activities of the Company totaled $4,928,000 and $11,335,000 for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities for the nine months ended September 30, 2002 primarily resulted from a $18,678,000 net loss from continuing operations, partially offset by $6,275,000 of impairment of goodwill and other intangible assets, $4,173,000 in non-cash stock-based compensation charges, $2,127,000 in depreciation and amortization, and $570,000 in provision for bad debts. Net cash used in operating activities for the nine months ended September 30, 2001 primarily resulted from a $36,120,000 net loss from continuing operations, partially offset by $14,245,000 in depreciation and amortization, $5,978,000 in net cash provided by discontinued operations, and $5,354,000 in non-cash stock-based compensation charges.

         Net cash provided by investing activities totaled $4,459,000 and $11,446,000, for the nine months ended September 30, 2002 and 2001, respectively. Net cash provided by investing activities for the nine months ended September 30, 2002 primarily resulted from $5,218,000 in net proceeds from sales and maturities of marketable securities partially offset by $712,000 for the purchase of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2001 primarily resulted from $11,825,000 in net proceeds from sales and maturities of marketable securities.

         Net cash provided by financing activities totaled $1,370,000 and $1,350,000 for the nine months ended September 30, 2002 and 2001, respectively, primarily resulting from proceeds received from the exercise of stock options by the Company’s employees during the respective periods. During the nine months ended September 30, 2001, net cash provided by financing activities was partially offset by $575,000 of loans to officers.

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

         In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000 and is reflected in due to related parties in the Company’s consolidated balance sheet at September 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of September 30, 2002. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is comprised of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report (the Evaluation Date), the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

         There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

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

VIEWPOINT CORPORATION

Dated: November 14, 2002	By:	/s/ ROBERT E. RICE

Robert E. Rice President and Chief Executive Officer

Dated: November 14, 2002	By:	/s/ ANTHONY L. PANE

Anthony L. Pane Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert E. Rice, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Viewpoint Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

I, Anthony L. Pane, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Viewpoint Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer