Form 10-K
period 2002-12-31
VIEWPOINT CORP/NY/
filed 2003-03-31
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27168

Viewpoint Corporation

(Exact name of registrant as specified in its charter)

Delaware	95-4102687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

498 Seventh Avenue, Suite 1810, New York, NY 10018

(Address of principal executive offices and zip code)

(212) 201-0800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)     Yes ☑          No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002	197,477,449
Number of shares of common stock outstanding as of March 28, 2003	45,985,507

DOCUMENTS INCORPORATED BY REFERENCE:

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1.	Business

General

      Viewpoint Corporation provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations.

      Until December 1999, the Company (which was then known as MetaCreations) was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics “painting” tools, photo editing, and 3D graphics software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of interactive media on the Internet. In June 1999, the Company increased its commitment to the development of interactive Internet technologies and formed Metastream.com Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. In September 2000, the Company acquired Viewpoint Digital, Inc., a company primarily involved in the licensing of a catalog of three-dimensional digital models and providing digital content creation services. In November 2000, the Company changed its name to Viewpoint Corporation and changed its ticker symbol from MCRE to VWPT.

Viewpoint Experience Technology and the Viewpoint Media Player

      Our technology, which we refer to as Viewpoint Experience Technology, or VET, enables Websites and other media publishers to integrate many interactive graphics media technologies onto regular Web pages or other digital formats. Available media types include: photo-realistic 3D, high-resolution two-dimensional images, text annotations and animations, Macromedia®FlashTM-compatible vector graphics animations, object movies, immersive surround pictures, and digital audio and video. Interactive digital media can add dimension, contextual information, animation, realistic color, shadows and real-time reflections, movement, and robust interactivity to otherwise static digital objects. Our technology enables websites to publish content that mixes the narrative drive of more traditional media with the interaction of the Web. End-users can be invited to rotate and re-position objects, view extended, narrowband-friendly presentations, and configure colors and patterns.

      VET involves the publication of digital content created in the Viewpoint format from a web server or other digital format and the playback of that content by Viewpoint Media Player, our software that operates on the end-user’s computer, i.e., on the “client-side”.

      Viewpoint’s client-side software exploits the abundant processing power available on the end user’s computer to perform most of the functions of displaying and processing information so that a server need only transmit relatively small files to communicate complex messages. For example, in the absence of client-side software, each end-user interaction with a digital three-dimensional model served from a website would involve a separate communication between the end-user’s computer and the server. In contrast, Viewpoint’s client-side software can process instructions served by a web server to instantaneously assemble a digital three-dimensional model on the end-user’s computer. Once the model is displayed on the end-user’s screen, the user can interact with the model without communicating further with the web server. As computer processing capacities on personal computers have grown at a much more rapid rate than that of connection speeds in recent years, the Company believes VET’s use of this speed advantage is of significant competitive importance.

      Unlike many client-server systems, Viewpoint’s technology does not involve special server software.

      Content that is interpreted by Viewpoint Media Player can be created with most graphics industry standard prepackaged software products, such as Adobe’s Photoshop and Autodesk’s 3D Studio Max products. We also make software applications for creating content in the Viewpoint format available for free from our website.

      Viewpoint Media Player software is automatically updateable. As we develop and release new features and functionality of the software, we update an end-user’s existing version when the end user next views a web page which contains content in the Viewpoint format. We do not “ship” new versions of Viewpoint Media Player in the same way that traditional software manufacturers do and, therefore, we avoid the costs and delays associated with the typical software product cycle. Moreover, the ability to update an end user’s copy of a Viewpoint Media Player as it encounters content in the Viewpoint format assures content publishers that their content can exhibit the latest features and improvements without requiring end-users to endure a lengthy download process.

      Like Microsoft’s .NET platform, Viewpoint’s technology employs extensible mark-up language (or “XML”), an increasingly popular language for describing data and enabling it to communicate with other forms of data. Since content in the Viewpoint format is able to instantaneously exchange data with other platforms and programming languages, deep integration between interactive media in our format and other data systems can be achieved.

      Our technology is not dependent on any particular platform; it can be deployed to provide efficient visualization techniques not only on personal computers but also on cable television set-top boxes, in personal digital assistant devices, within and beyond browser environments, and on compact disks, and other media formats. As a method of providing efficient visual communication, we believe the commercial applications of VET are virtually unlimited. However, we are primarily focused at this time on licensing our technology for use in enhancing website offerings. Recently we have begun to focus on licensing our technology for online advertising purposes. We also market our technology, albeit to a lesser extent, for use in custom developed applications.

Viewpoint Professional Services

      We provide fee-based professional services for implementing visualization solutions. Encompassing both digital content creation and application enhancing services, our strategic, creative and consulting services bring together our teams of experts in rich media, content creation and technology implementation in order to identify the ideal Viewpoint solution for each client’s unique needs and to ensure the timely, successful implementation of those solutions. Our professional services groups use VET as well as a spectrum of tools and other technologies to create enhanced rich media solutions for our clients’ particular purposes, whether over the Web, intranet systems or offline media applications. Our professional services groups provide the support our clients need to implement the rich media content, to fully utilize the enhanced softwares and/or to maximize the branding potential of the advertising opportunity.

Viewpoint’s Business Model

      The Company’s business model differs from that of many other companies that have developed Website design and content-creation software for sale or license to a target market of Internet professionals — that is, Website developers, interactive agencies, solutions integrators, application service providers and content developers, as well as professionals working in-house at e-merchants and other Website owners. Instead of selling pre-packaged software products to Internet professionals — a relatively small market — we endeavor primarily to license technology to the audience where the value is created: the much larger market of e-commerce merchants, Website owners and others who can harvest benefits from communicating visually in the digital domain. Moreover, as described below, we generally license the use of our technology in a way that encourages repetitive payments, instead of the one-time fees associated with prepackaged software tools sales.

      We earn fees by licensing the right to publish or “broadcast” content that can be read by Viewpoint Media Player. We issue to our customers keys that enable their websites to display content in the Viewpoint format. We offer these keys through a variety of broadcast license arrangements tailored to the specific needs of the client. Examples of typical arrangements include:

•	Licenses which are time-based and generally limited to specific Web site addresses or specific content;

•	Licenses which are perpetual and generally limited to specific types or amounts of content;

•	Licenses which permit a “narrowcast” only to a local area network or intranet; and

•	Licenses that permit the client to distribute content by means of CDs, DVDs and other portable storage media.

      We believe that this revenue model, if successful, should produce a recurring stream of revenues from existing clients with the opportunity to scale income substantially as new customers are acquired.

      To view content in the Viewpoint format, an end-user must have Viewpoint Media Player software installed on their computer. Like most makers of Internet-browsing plug-in software, we do not charge end-users to download or use Viewpoint Media Player. If content in the Viewpoint format is displayed from a web server to an end-user who does not have Viewpoint Media Player installed, the end-user will be afforded the opportunity to download the player. Once the player is installed, the end-user can view and interact with the content.

      Many end-users browsing through the Internet are reluctant to download software, such as Viewpoint Media Player, to view specialized content. Therefore, broad distribution of the Viewpoint Media Player to computers is important to our success. In September 2002, Ipsos-NPD, a world-leading market research firm, conducted a quantitative online study to evaluate the penetration of various media players across the U.S., including Viewpoint Media Player. The survey found that 55.7% of Internet users in the United States have Viewpoint Media Player installed and active on their machines.

      A key aspect of our business model is an “open tools” philosophy. We believe the long-term success of our platform will be fueled by having the most popular content creation tools able to output content in the Viewpoint format, rather than requiring design professionals to use Viewpoint’s own proprietary toolset. This approach eliminates much of the very large cost associated with development and support of proprietary commercial toolsets. Another advantage of this strategy is that software tools companies that do incorporate Viewpoint functionality, such as Adobe Systems Incorporated and Autodesk Incorporated, have natural incentives to promote the Viewpoint platform. More than 50 companies are developing or have developed support for the Viewpoint format within their tools. In addition, we make available on our Website, without charge, the core software necessary to develop Viewpoint content, as well as extensive tutorials and related materials.

      Our professional services groups play an integral role in our overall strategy. Professional services provide a significant revenue opportunity, through the sale of complete solutions comprising technology and content creation services to customers desiring a single vendor solution. At the same time, the groups increase our ability to sell broadcast licenses, by enabling us to offer Viewpoint content to clients who are impressed by the advantages of VET but who do not wish to create Viewpoint content themselves or trust that creation to others. Also, the groups’ work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients, and enabling us to provide thorough, up-to-date training for other industry professionals. Nonetheless, we are not reliant on our own content creation services. We have cultivated a network of thousands of independent content developers trained to provide those services because we do not want a limited pool of content creators to become an obstacle to expanding the more profitable licensing business.

      In response to encouragement from several customers, we began in 2001, and continued throughout most of 2002, to market engineering services to enhance existing or create new software applications meant to perform a specific task or set of tasks or assist in communicating through visualization. While content creation services focus on creating interactive digital objects and enhancing Websites, engineering services create or alter software to enable clients to design products, improve process workflow or enhance customer service experiences. The Company’s engineering services leverage off of the existing engineering staff and the Company’s growing engineering application developers network. Although the Company continues to perform custom engineering services in some cases, we are not actively marketing these services but rather focusing our sales and marketing efforts more narrowly on website marketing and online advertising.

Market Opportunity

      The market for interactive media technologies is relatively small. However, the number of Internet users continues to increase rapidly as does the number of commercial applications that are based on digital technology. We believe that these patterns will result in continuing the trend of increasing expenditures for online marketing, advertising, branding, and e-commerce, and that such communications will increasingly utilize interactive media technologies.

      We initially focused our business on Website licensing for marketing and direct selling. We believe our technology meets this market’s demand for:

•	Effective merchandising to build brand awareness and drive sales.

•	Realistic product presentation and interaction.

•	Interoperability of major media types required for compelling product displays (including, for example, interactive 3D, vector graphics, character animation, object movies, high resolution 2D images, digital sound and video).

•	Compression and streaming delivery at narrowband and broadband data rates.

•	Client-side data logging of the use of downloaded rich media.

•	Ease of deployment and integration into Web, hyper-text mark-up language and IT infrastructures.

•	Continual advancement and “refresh” of features (through the automatic update function of Viewpoint Media Player).

•	Consistent and high quality playback across browser and non-browser environments and all major playback platforms.

      In the third quarter of 2002, the Company began marketing its technology and services for use in online advertising. The Company believes that the web lacks compelling advertising formats and that numerous additional digital advertising formats are emerging, such as those for television’s new digital set-top boxes. We further believe that our technology enables advertisers to deliver compelling and interactive ads, tapping into a large selection of media types. We also believe that Viewpoint’s potential for providing client-side tracking as well as high playback quality and consistency across advertising platforms should provide strong defensibility in this space.

      In the third and fourth quarters of 2002, a total of three advertisers deployed advertisements using content in the Viewpoint format. Since January 1, 2003, six advertisers have launched advertisements from websites using content in the Viewpoint format. Reports we have received from publishers indicate that end-users are interacting with ads in the Viewpoint format at rates that are more than ten times higher than the average rate at which Internet users interact with or click-through static “banner” ads. Although these higher interactivity rates may be due in part to the novelty of encountering interactive ads in the Viewpoint format, we believe that advertisers utilizing the Viewpoint format will consistently achieve higher recognition than otherwise results from advertisements published in standard formats.

      Viewpoint also provides custom engineering services in the development of enterprise applications of our technology. The Company believes that, as data becomes more complicated and is communicated over wider geographic distances, providing efficient and effective visualization will become critical to publishers’ success and that the market for custom visualization applications will grow. We are currently providing custom engineering services for several clients and expect to continue to perform these services for additional customers. However, we are not currently devoting substantial sales and marketing resources to pursue these opportunities so that we can focus on the more saleable markets for e-commerce, marketing and online advertising.

Major Customer

      America Online, Inc. (“AOL”) was our largest customer in 2002, accounting for 51% of our revenue. We entered into a licensing and services agreement with AOL in July 2001 that provides for a three-year initial term, with three one-year renewal terms. The majority of the license fees for the initial term were received in 2002. In 2002, we entered into a master consulting agreement under which we provide content creation services to AOL from time to time for additional fees which are negotiated at the time the projects to be performed are identified and documented. We expect to continue to perform such services in 2003.

      Under two additional licensing and service agreements we entered into with AOL in 2002, we performed custom engineering services and provided limited license rights on a project basis. We may be entering into similar arrangements with AOL in 2003.

Competition

      The Company’s competitors (and some of their products) include: Kaon (Activate!3D); Cycore AB (Cult3D); Macromedia, Inc. (Shockwave and Flash); and Rich FX (Examine-FX). Some of the Company’s competitors and potential competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company’s business would be harmed.

      A variety of other possible actions by the Company’s competitors could also have a material adverse effect on the Company’s business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants in the market with opportunities to obtain a substantial market share in the Company’s markets.

      The Company also faces competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to or incompatible with the Company’s products and technologies.

      Most companies that offer enhanced visualization products for use on the Internet target a single media type. For example, Cult 3D provides a client-server based system for predominantly viewing three-dimensional images. Some of our potential customers use the technologies afforded by these companies because their offerings are less expensive.

      Macromedia, Inc. produces and markets “Flash”, a popular pre-packaged software product that enables design professionals to create animated content. Macromedia sells copies of Flash to design professionals, employing a business model that Viewpoint abandoned in early 2000. The prevalence of Flash means that Website publishers seeking to add animated content to their sites are able to tap into a large population of content creators to obtain animated content. This method of obtaining and deploying content is typically less expensive for website publishers than obtaining and deploying content in the Viewpoint format.

      Nonetheless, we believe that VET offers significant advantages over many of our competitors’ products:

•	Greater visual realism — We believe that 3D and other digital rich media objects created in the Viewpoint format offer higher quality and a more true-to-life online experience than competitors’ formats.

•	Interactivity — VET lets a customer interact with and examine our clients’ products in ways not possible with our competitors’ formats. The variety of media types available in instances of content in the Viewpoint format and the integration of these media types affords end-users an opportunity to interact with content to a degree not available through our competitors’ offerings. Viewpoint lets consumers pick up/put down, zoom in/out, see how parts move, add/remove components, turn products on/off, change colors/fabrics/textures, instantly receive key data (e.g. compare pricing).

•	Narrowband friendly — Viewpoint’s compression technology greatly reduces download time of 3D objects to almost what is expected from ordinary 2D images, so that even consumers with slow connections to the Internet can see Viewpoint content quickly and can interact with them in real time. The client-side rendering makes this possible as only a small file of instructions are communicated to the end-user’s computer, where the object is actually rendered. Many of the Company’s competitors render objects on the server-side which is more taxing on servers and connections and leads to poorer user interoperability.

•	Many media/One player — Viewpoint includes and integrates seamlessly with many rich media types like IPIX Panoramas, high quality 3D, text annotations, FlashÀ vector graphics, audio and more, enabling clients to create more compelling Web experiences in a concise and integrated fashion.

•	No pop-up windows — Viewpoint’s transparent “windowless rendering” allows 3D images to share space on the page with text, graphics, and even buttons and hyperlinks. Our “browser-less rendering” allows 3D objects and vector graphics animation to play right over open windows. 2D images can “hyper” zoom from traditional thumbnails into images that utilize the entire screen’s desktop area. The XML capabilities of the technology allow a seamless and immediately updateable data integration with back-end servers without generating additional windows.

•	Automatic updates — Once users download the Viewpoint Media Player, they can automatically receive all releases and upgrades when next viewing a web page containing content in the Viewpoint format. Because new releases and additional functionality can be sent automatically, in the background, the user’s online experience is never interrupted.

•	Lack of dependence on Java — The Company’s technology is not based upon the Java software language, which is inconsistently supported in the current and recent version of Microsoft’s browser, Internet Explorer. In addition, it is not clear whether future versions of Internet Explorer will provide Java support. Some of Viewpoint’s competitors base their technology on the Java language and the Company feels its lack of dependence on Java technology is an advantage.

•	Seamless integration — VET technology requires no special server side software to deploy, and integrates easily with existing hyper-text mark-up language pages and back end database systems.

      Viewpoint is currently a leading provider of interactive media technologies and services, as noted by several trade publications. In September 2002, Ipsos-NPD, a world-leading market research firm, conducted a quantitative online study to evaluate the penetration of various media players across the U.S., including Viewpoint Media Player. The survey found that 55.7% of Internet users in the United States have Viewpoint Media Player installed and active on their machines. Viewpoint Media Player penetration exceeded that of Real Networks RealPlayer (47.7%), and Apple QuickTime (52.5%), and was on par with Macromedia Shockwave.

Product Development

      Continuous development of new products and enhancements of our existing products is critical to our success. The Company’s principal current product development efforts are focused on the development of Viewpoint Experience Technology and other complementary technologies. From time to time, the Company may also acquire rights or licenses to basic software technologies that it considers complementary to its Viewpoint solution.

      The Company’s growth will, in part, be a function of the introduction of new products, technologies and services and future enhancements to existing products and technologies. Any such new products, technologies or enhancements may not achieve market acceptance. In addition, the Company has historically experienced delays in the development of new products, technologies and enhancements, and such delays may occur in the future. If the Company were unable, due to resource constraints or technological or other reasons, to develop and introduce such products, technologies or enhancements in a timely manner, this inability could have a material adverse effect on the Company’s business. In particular, the introductions of new products, technologies and enhancements, are subject to the risk of development delays.

      The Company’s research and development expenses, exclusive of non-cash stock compensation charges, were approximately $4,836,000, $6,926,000 and $6,366,000, for 2002, 2001, and 2000, respectively. The Company may hire additional engineers in connection with its continued product development efforts, which would result in increased research and development expenses.

Intellectual Property

      The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, propriety technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, partners, customers and others to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. We have nine patents that expire on varying dates between 2006 and 2020. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company’s products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as patents, trademarks, technology or copyrighted material, to third parties.

Employees

      As of March 28, 2003, Viewpoint had 141 full time employees, including 40 in sales and marketing; 37 in creative services; 49 in research, development and quality assurance; and 15 in administration. The Company also employs independent contractors. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

      In our continuing efforts to achieve efficiencies, we consolidated our U.S. offices and reduced by forty-eight the number of our employees during the first quarter of 2003. Most of these employees were involved in the content-creation process, a function which we have increasingly outsourced to third parties.

      The continued development, enhancement, and maintenance of our technology is contingent on our ability to attract and retain experienced and talented software engineers. While we do not currently anticipate a short-term need for additional software engineers, recruiting qualified personnel has sometimes been difficult and time-consuming.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company’s executive officers as of March 28, 2003:

Name	Age	Position

Robert E. Rice	48	Chairman, President and Chief Executive Officer
Mark Gray	32	Executive Vice President, Sales
Jeffrey J. Kaplan	54	Executive Vice President, Business Affairs
Sreekant Kotay	30	Executive Vice President, Technology, Marketing, and Strategy
Thomas Morgan	44	Executive Vice President, Operations
Brian O’Donoghue	39	Executive Vice President and General Counsel
Anthony L. Pane	36	Senior Vice President and Chief Financial Officer

Robert E. Rice Chairman, President and Chief Executive Officer

      Mr. Rice has been President and Chief Executive Officer since March 2000 and Chairman of the Company’s Board of Directors since November 2000. At the Company, he served as Vice President of Strategic Affairs until September 1999. He served as the President and a Director of Metastream since its formation in June 1999. Mr. Rice co-founded Real Time Geometry Corporation and served as its chairman until its sale to the Company in 1996. Before founding Real Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues.

Mark Gray, Executive Vice President, Sales

      Mr. Gray comes to Viewpoint from Dotglu, a CRM focused agency where he served as Vice President of Delivery and Integration. Before joining Dotglu, Mr. Gray focused on managing and expanding existing relationships, creating revenue-generating service lines, and forming strategic partnerships and alliances in the positions of Client Partner, Media and Entertainment Practice Lead, and Director of Incubation Services at Viant, a digital professional services provider. Before Viant, Mr. Gray was the co-founder of the New York Metro office of USWeb, a web services provider. Mr. Gray has also held positions at two global advertising agencies, Ammirati Puris Lintas and J. Walter Thompson, and oversaw production at Jersey Cow Software Company, Inc., a producer of educational multimedia CD-ROMs.

Jeffrey J. Kaplan, Executive Vice President, Business Affairs

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

Sreekant Kotay, Executive Vice President, Technology, Marketing, and Strategy

      Mr. Kotay joined the Company as a Lead Software Engineer in 1996 following the Company’s acquisition of Intrepid Systems, Inc. With the Company’s acquisition of Real Time Geometry later that year,

Mr. Kotay served as Director of Engineering, focusing on the commercialization of RTG’s research. Mr. Kotay became Senior Vice President of Marketing and Strategy in 2001 and Executive Vice President of Technology, Marketing, and Strategy in 2002. Mr. Kotay attended Yale University before founding Intrepid Systems in 1991.

Thomas Morgan, Executive Vice President, Operations

      Mr. Morgan was a co-founder and senior partner of Fusion Technologies, Inc., a multi-national IT consulting firm specializing in web application development and integrated offshore software development. In this role, he was responsible for all strategic and operational activities of the company. Prior to entering the technology industry, Mr. Morgan served as a corporate and finance attorney in the Boston area. Mr. Morgan holds a Juris Doctorate from Boston College Law School and a BA in Economics from Harvard University.

Brian O’Donoghue, Executive Vice President and General Counsel

      Mr. O’Donoghue was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in corporate and litigation matters from 1995 until joining the Company as General Counsel in May 2000. Before attending law school, Mr. O’Donoghue taught high school at Monsignor McClancy High School in New York from 1988 through 1990 and served as a New York City firefighter from 1990 through 1992. Mr. O’Donoghue received his Juris Doctorate from Fordham University School of Law and his BA from Queens College of the City University of New York. Mr. O’Donoghue is a member of the New York Bar Association.

Anthony L. Pane, Senior Vice President and Chief Financial Officer

      Mr. Pane joined the Company in August of 2000 and has served as Senior Vice President and Chief Financial Officer since November 2001. Previously Mr. Pane was the Company’s Vice President and Controller. From May 1999 to August 2000, Mr. Pane served as Controller of Computer Generated Solutions, Inc. From July 1997 to March 1999, Mr. Pane was the Vice President and Controller of the American Stock Exchange, Inc. From July 1994 to July 1997, Mr. Pane served in various positions with Alliance Entertainment Corp., including as Chief Financial Officer of its subsidiary, Abbey Road Distributors. Mr. Pane also served in various positions, including Manager, for six years at PricewaterhouseCoopers and Ernst & Young.

Item 2.	Properties

      The Company leases approximately 17,000 square feet of space on the 18th floor of a 24-story office building in New York City, New York. This space houses approximately 108 personnel, including substantially all of the Company’s general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The primary lease agreement expires in March 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

      The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2004. This space houses approximately 17 personnel principally engaged in sales and marketing, creative services, and management information systems services.

      The Company also leases approximately 12,000 square feet of office space in Draper, Utah, pursuant to a sublease agreement that expires in April 2010. This space housed approximately 29 personnel principally engaged in sales and marketing, creative services, and management information systems services. In February 2003 the Company closed this office and is currently in the process of subleasing the property.

Item 3.	Legal Proceedings

      The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. None of the proceedings or group of similar proceedings involve a claim for damages that exceeds ten percent of our current assets.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Viewpoint Corporation’s (“Viewpoint” or the “Company”) common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The Nasdaq National Market under the symbol “VWPT.” On March 28, 2003, there were 318 holders of record of our common stock. Because brokers and other institutions on behalf of stockholders hold many of such shares, we are unable to estimate the total number of stockholders represented by these record holders. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our commons stock:

	High	Low

2002
4th Quarter	$3.30	$1.65
3rd Quarter	4.83	2.18
2nd Quarter	6.25	4.82
1st Quarter	6.99	5.09
2001	$8.50	$2.75
4th Quarter	7.11	3.00
3rd Quarter	7.65	2.86
2nd Quarter	8.50	3.94
1st Quarter	7.69	2.75

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. In response to the potential delisting of our common stock due to the failure to meet the Nasdaq National Market’s minimum bid price requirement, we may ask our stockholders to authorize a reverse stock split at our annual meeting in 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum bid price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

      The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Statements of Operations Data
Revenues:
Licenses	$5,039	$8,148	$1,421	$1,868	$3,001
Related party licenses	7,554	1,533	—	950	—
Services	3,302	3,500	1,659	25	—
Related party services	2,244	827	500	250	—

Total revenues	18,139	14,008	3,580	3,093	3,001

Cost of Revenues:
Licenses	353	309	76	—	—
Services	3,587	3,283	1,467	—	—

Total cost of revenues	3,940	3,592	1,543	—	—

Gross profit	14,199	10,416	2,037	3,093	3,001

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $3,187 in 2002, $2,335 in 2001, and $5,122 in 2000)	16,682	17,521	18,616	3,000	981
Research and development (including non-cash stock-based compensation charges totaling $712 in 2002, $2,920 in 2001, and $4,193 in 2000)	5,548	9,846	10,559	5,055	1,434
General and administrative (including non-cash stock-based compensation charges totaling $1,523 in 2002, $1,918 in 2001, and $3,026 in 2000)	9,134	10,423	9,814	6,993	4,010
Depreciation	1,962	1,804	801	406	399
Amortization of intangible assets(1)(2)	664	3,325	1,258	75	150
Amortization of goodwill(1)	—	14,128	1,767	—	—
Impairment of goodwill and other intangible assets(2)	6,275	7,925	—	—	—
Compensation charge related to forgiveness of an officer loan	—	—	2,322	—	—
Non-cash sales and marketing charges(3)	—	—	19,998	—	—
Acquired in-process research and development costs(1)	—	—	963	—	—

Total operating expenses	40,265	64,972	66,098	15,529	6,974

Loss from operations	(26,066)	(54,556)	(64,061)	(12,436)	(3,973)
Other income	153	1,064	2,180	2,286	2,618

Loss before provision for income taxes	(25,913)	(53,492)	(61,881)	(10,150)	(1,355)
Provision (benefit) for income taxes	107	—	—	5,481	(353)

Loss before minority interest in loss of subsidiary	(26,020)	(53,492)	(61,881)	(15,631)	(1,002)
Minority interest in loss of subsidiary	—	—	4,429	1,048	—

Net loss from continuing operations	(26,020)	(53,492)	(57,452)	(14,583)	(1,002)
Discontinued operations:
Loss from discontinued operations	—	—	—	(14,811)	(18,829)
Adjustment to net loss on disposal of discontinued operations	127	1,122	1,496	(21,260)	—

Net income (loss) from discontinued operations(4)	127	1,122	1,496	(36,071)	(18,829)

Net loss	(25,893)	(52,370)	(55,956)	(50,654)	(19,831)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	(438)	—	—

Net loss applicable to common shareholders	$(25,893)	$(52,370)	$(56,394)	$(50,654)	$(19,831)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.64)	$(1.37)	$(2.01)	$(0.59)	$(0.04)
Net income (loss) per common share from discontinued operations	(0.00)	0.03	0.05	(1.47)	(0.79)

Net loss per common share	$(0.64)	$(1.34)	$(1.96)	$(2.06)	$(0.83)

Weighted average number of shares outstanding — basic and diluted	40,759	39,077	28,718	24,581	23,779

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities	$11,568	$15,122	$29,033	$37,247	$46,335
Working capital	8,680	11,765	34,313	33,638	55,439
Total assets(1)	53,352	61,917	102,349	50,574	79,116
Convertible notes and warrants(5)	7,000	—	—	—	—
Stockholders’ equity	38,352	52,737	96,339	29,901	70,181

(1)	In November 2000, the Company consummated a share exchange with Computer Associates International, Inc., (“Computer Associates”) and another shareholder of Metastream Corporation (“Metastream”), pursuant to which the Company issued 1.15 shares of the Company’s common stock in exchange for each outstanding share of common stock of Metastream. The share exchanges were accounted for as acquisitions of minority interest under the purchase method of accounting, and goodwill of $42,892,000 was recorded.

In September 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, Inc. (“Viewpoint Digital”). The total purchase price including contingent consideration was $26,850,000 of which $24,517,000 was recorded as goodwill and other intangible assets.

Effective January 1, 2002, the Company completed the adoption of Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

(2)	During 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000.

During 2001, the Company performed impairment assessments on the goodwill and other intangibles recorded upon the acquisition of Viewpoint Digital and the acquisition of Computer Associates’ minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001.

(3)	In connection with the issuance of mandatorily redeemable preferred stock in Metastream to America Online, Inc. (“AOL”) and Adobe Systems Incorporated (“Adobe”), the Company recorded one-time non-cash sales and marketing charges of approximately $19,998,000 during the year ended December 31, 2000. These charges represented the difference between the fair market value of the Company’s common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

(4)	In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Company’s interactive media technologies and digital content creation services, and to correspondingly divest itself of all its prepackaged software graphics business. Consequently, the results of operations of the prepackaged software graphics business have been classified as net income (loss) from discontinued operations for the years ended December 31, 1998 through 2002.

(5)	On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      Viewpoint Corporation provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations.

      Until December 1999, the Company (which was then known as MetaCreations) was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics “painting” tools, photo editing, and 3D graphics software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of interactive media on the Internet. In June 1999, the Company increased its commitment to the development of interactive Internet technologies and formed Metastream.com Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. In September 2000, the Company acquired Viewpoint Digital, Inc., a company primarily involved in the licensing of a catalog of three-dimensional digital models and providing digital content creation services. In November 2000, the Company changed its name to Viewpoint Corporation. The Company’s primary initiatives include:

•	Licensing technology for specific marketing and e-commerce visualization solutions;

•	Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

•	Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

•	Forging technological alliances with leading interactive agencies and Web content providers; and

•	Maximizing market penetration and name recognition, including distribution of the Company’s client-side software graphics operating system, Viewpoint Media Player

      Viewpoint believes that its success will depend largely on its ability to improve and enhance its interactive media technologies. Accordingly, Viewpoint has and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

      In light of its relatively recent change in strategic focus from selling prepackaged software, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2002, had an accumulated deficit of $224,077,000.

      The Company may, from time to time, provide guidance of certain financial and non-financial expectations and has done so within this Form 10-K. We use these expectations to assist us in making decisions about our allocations of resources, not as predictions of future results. The expectations are subject to risks of our business as well as those contained in “Factors That May Affect Future Results of Operations.”

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of total revenues for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Statements of Operations Data
Revenues:
Licenses	28%	58%	40%
Related party licenses	42	11	—
Services	18	25	46
Related party services	12	6	14

Total revenues	100	100	100

Cost of revenues:
Licenses	2	2	2
Services	20	24	41

Total cost of revenues	22	26	43

Gross profit	78	74	57

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	92	125	520
Research and development (including non-cash stock-based compensation charges)	30	70	295
General and administrative (including non-cash stock-based compensation charges)	50	74	274
Depreciation	11	13	23
Amortization of intangible assets	4	24	34
Amortization of goodwill	—	101	49
Impairment of goodwill and other intangible assets	35	57	—
Compensation charge related to forgiveness of an officer loan	—	—	65
Non-cash sales and marketing charges	—	—	559
Acquired in-process research and development costs	—	—	27

Total operating expenses	222	464	1,846

	Years Ended December 31,

	2002	2001	2000

Loss from operations	(144)	(389)	(1,789)
Other income	1	7	60

Loss before provision for income taxes	(143)	(382)	(1,729)
Provision for income taxes	(1)	—	—

Loss before minority interest in loss of subsidiary	(144)	(382)	(1,729)
Minority interest in loss of subsidiary	—	—	124

Net loss from continuing operations	(144)	(382)	(1,605)
Adjustment to net loss on disposal of discontinued operations	1	8	42

Net loss	(143)	(374)	(1,563)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	(12)

Net loss applicable to common shareholders	(143)%	(374)%	(1,575)%

     Revenues

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Licenses	$5,039	(38)%	$8,148	473%	$1,421
Related party licenses	7,554	393%	1,533	N/A	—
Services	3,302	(6)%	3,500	111%	1,659
Related party services	2,244	171%	827	65%	500

Total revenues	$18,139	29%	$14,008	291%	$3,580

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

      License revenues from end-users include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon content contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

      Fee-based professional services for customized software development are performed on a time-and-material or fixed-fee basis, under separate service arrangements. Revenues for fixed-fee arrangements are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SAB

No. 101. Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

      For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

      License revenues decreased approximately $3,109,000, or 38%, for 2002 compared to 2001. The decrease is due to revenues generated by our digital content library decreasing by $3,203,000. The decrease is the direct result of a license agreement under which the Company licensed its digital content library to a long-time, leading distributor of 3D animation software for $750,000, which represented a non-refundable minimum license fee of $500,000 in cash due upon signing and $250,000 due within 90 days. As a result of this transaction, the Company significantly reduced its sales efforts relating to its digital content library in return for an expected revenue share. After certain minimum revenue targets are met, the Company will receive a 50% share in future net revenues derived from sublicenses of its digital content library. During the year ended December 31, 2002, the minimum revenue targets were not met and the Company did not receive a revenue share.

      Related party license revenues increased by approximately $6,021,000, or 393%, for 2002 compared to 2001. The increase in related party license revenues is the result of $5,993,000 in increased AOL license revenues and $125,000 in increased Adobe license revenues, which were partially offset by a decrease of $97,000 in Computer Associates license revenues. The increase in AOL license revenues is due to our expanding relationship with AOL which was evidenced by two new licensing arrangements in 2002 in addition to a full year of license revenues in 2002 related to a contract entered into in July of 2001. In addition, in March 2002, the Company amended the July 2001 contract, which resulted in the Company recording revenues when payments are due, as compared to the partial deferral of those payments, which would otherwise have occurred. This amendment resulted in the Company recognizing $5,825,000 in license revenues for this contract as opposed to $2,700,000 if the contract had not been amended.

      Service revenues decreased $198,000, or 6%, for 2002 compared to 2001. The decrease was caused by the persistence of unfavorable economic conditions.

      Related party service revenues increased by approximately $1,417,000, or 171%, for 2002 compared to 2001. The increase is primarily related to our expanding relationship with AOL, which accounted for a $1,837,000 increase in service revenues primarily related to the creation of customized digital content and specific engineering services. This increase was partially offset by a $420,000 decrease in service revenues with Computer Associates primarily due to the expiration, during the year, of an engineering services agreement from 1999.

      Total related party revenues for the year ended December 31, 2002, were $9,337,000, $336,000, and $125,000 related to agreements, including reseller agreements, with AOL, Computer Associates, and Adobe, respectively, all of whom have representatives on the Company’s Board of Directors.

      License revenues increased by approximately $6,727,000, or 473%, and service revenues increased by approximately $1,841,000 or 111%, in 2001 compared to 2000. The increase was primarily attributable to an expansion of our direct sales force and indirect channel partnerships, and incremental sales from the acquisition of Viewpoint Digital.

      Related party license revenues increased by $1,533,000, and related party service revenues increased $327,000, or 65%, in 2001 compared to 2000. The increase was due to the new contract with AOL entered into in July 2001, which accounted for $1,350,000 and $317,000 of the increase in related party license revenues and related party service revenues, respectively.

      Total related party revenues for the year ended December 31, 2001 were $1,507,000 and $853,000, related to agreements, including reseller arrangements, with AOL and Computer Associates, respectively.

      During the year ended December 31, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer’s parent. The Company also entered into a license agreement with another customer in exchange for the customer’s mass distribution of Viewpoint Media Player to an important target audience. These transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair value of the equities and services received in determining the amount of revenues and expenses to record. Total revenues and expenses were $429,000 and $264,000, respectively, related to these transactions.

      The increase in license and service revenues in 2002 compared to 2001, and 2001 compared to 2000, were the direct result of increases in the amount of licenses sold and services performed as the Company’s pricing and product offerings did not materially change from 2000 to 2002.

      Revenues in 2000 were related to sales of licenses and fee-based professional services with two customers accounting for 40% of total revenues. Revenues of $2,459,000 were the result of the acquisition of Viewpoint Digital in September 2000. Related party service revenues for 2000 were $500,000 related to an engineering services agreement with Computer Associates.

     Cost of Revenues

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Licenses	$353	14%	$309	307%	$76
Services	3,587	9%	3,283	124%	1,467

Total cost of revenues	$3,940	10%	$3,592	133%	$1,543
Percentage of total revenues	22%		26%		43%

      Cost of revenues consists primarily of salaries and consulting fees for those who provide fee-based professional services. The increase in cost of revenues is directly related to an increase in fee-based professional services.

Sales and Marketing (Including Non-Cash Stock-Based Compensation Charges Totaling $3,187 in 2002, $2,335 in 2001, and $5,122 in 2000)

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Sales and marketing	$16,682	(5)%	$17,521	(6)%	$18,616
Percentage of total revenues	92%		125%		520%

      Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

      Sales and marketing expenses decreased $839,000, or 5%, in 2002 compared to 2001 due to a decrease in marketing costs of $662,000, salaries and benefits of $588,000, travel and entertainment expenses of $545,000, and facilities expenses of $388,000, which was partially offset by an increase in non-cash stock-based compensation charges of $852,000 and reserves for officer loans of $612,000. Salaries and benefits, and travel and entertainment expenses decreased due to headcount reductions in marketing personnel and creative service personnel. The decrease in facilities expenses was due to the closure of our Tokyo sales office in December 2001. Non-cash stock-based compensation charges increased as certain personnel who were reflected in research and development during 2001 are now reflected in sales and marketing due to a change in the nature of their duties. The Company loaned a total of $575,000 to two officers of the Company during 2001 in accordance with the contractual terms of the officers’ employment agreements. One loan for $200,000 was secured solely by the proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options and another loan for $375,000 was secured solely by the net, after tax proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options. The Company recorded a reserve against these loans in 2002 as the value of the Company’s stock fell substantially below the exercise price of the options securing the loans. The amounts reserved represent the unsecured portion of the loans and accrued interest. One of the officers resigned from the Company effective December 31, 2002, requiring the loan to be repaid. The officer defaulted on the loan on January 31, 2003, and the Company took possession of the collateral.

      Quarterly savings of approximately $1,100,000 in sales and marketing costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred during the first quarter of 2003. In accordance with SFAS 146, the Company will record a restructuring charge of approximately $1,400,000 during the first quarter of 2003 related to the closure of its Utah and London facility.

      Sales and marketing expenses decreased $1,095,000, or 6%, in 2001 compared to 2000 primarily due to a decrease in non-cash stock-based compensation charges of $2,787,000, Web development costs of $2,252,000, and marketing and public relations costs of $1,540,000 costs, which was partially offset by an increase in salaries and benefits of $4,813,000. Non-cash stock-based compensation charges decreased because the Company generally no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company. Marketing costs and Web development costs decreased from 2000 to 2001 due to the initial launch costs related to Metastream, which occurred in 2000. Salaries and benefits increased from 2000 to 2001 due to internal growth and the acquisition of Viewpoint Digital.

Research and Development (Including Non-Cash Stock-Based Compensation Charges Totaling $712 in 2002, $2,920 in 2001, and $4,193 in 2000)

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Research and development	$5,548	(44)%	$9,846	(7)%	$10,559
Percentage of total revenues	30%		70%		295%

      Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

      Research and development expenses decreased $4,298,000, or 44%, in 2002 compared to 2001 due to a decrease in non-cash stock-based compensation charges of $2,208,000, and salaries and benefits of $1,421,000, and contracted development costs of $1,022,000. Non-cash stock-based compensation charges and salaries and benefits decreased as certain personnel who were reflected in research and development during 2001, are now reflected in sales and marketing due to a change in the nature of their duties. In addition, non-cash stock-based compensation charges decreased because the Company generally no longer grants stock options to employees at below fair market value at the date of grant and certain employees who were granted stock options below fair market value have left the Company. Salaries and benefits decreased due to specific engineering salaries and benefits being classified as cost of revenues as compared to research and development, as a result of revenue generating customer-specific development work. The decrease in contracted development costs is the direct result of specific projects that were necessary in 2001 and able to be outsourced which were not required in 2002.

      Quarterly savings of approximately $200,000 in research and development costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred in the first quarter of 2003.

      Research and development expenses decreased $713,000, or 7%, in 2001 compared to 2000 primarily due to a decrease in a reserve for notes receivable of $2,106,000, and non-cash stock-based compensation charges of $1,273,000, which was partially offset by an increase in salaries and benefits and contracted development efforts of $2,851,000. The Company loaned $2,000,000 to a former executive of the Company in 1996, in accordance with the contractual terms of the former executive’s employment agreement. The loan, which accrued interest semi-annually at 5.67%, was secured solely by 160,000 shares of Company stock owned by the executive. The decrease in reserve for notes receivable is attributable to a $1,441,000 reserve against the loan in 2000 of which approximately $665,000 was recovered during 2001. The amount reserved in 2000 represents the unsecured portion of the loan and accrued interest. The increase in salaries and benefits and contracted development is the result of an increase in headcount related to research and development.

General and Administrative (Including Non-Cash Stock-Based Compensation Charges Totaling $1,523 in 2002, $1,918 in 2001, and $3,026 in 2000)

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
General and administrative	$9,134	(12)%	$10,423	6%	$9,814
Percentage of total revenues	50%		74%		274%

      General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

      General and administrative expenses decreased $1,289,000, or 12%, in 2002 compared to 2001 due to a decrease in facilities costs of $600,000, non-cash stock-based compensation charges of $395,000, and salaries and benefits of $265,000. Facilities costs decreased due to the closure of the San Francisco office in August 2001 and the consolidation of certain New York office space. Salaries and benefits decreased due to reduction in headcount.

      Quarterly savings of approximately $228,000 in general and administrative costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

      General and administrative expenses increased $609,000, or 6%, in 2001 compared to 2000 due to an increase in facilities expense of $727,000, and salaries and benefits of $660,000, which was partially offset by a decrease in non-cash stock-based compensation charges of $1,108,000. Salaries and benefits and facilities expense increased due to an increase in headcount and the acquisition of Viewpoint Digital.

     Depreciation

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Depreciation	$1,962	9%	$1,804	125%	$801
Percentage of total revenues	11%		13%		23%

      Depreciation expense increased $158,000, or 9% in 2002 compared to 2001, and $1,003,000, or 125% in 2001 compared to 2000 due to increases in property and equipment additions.

     Amortization of Intangible Assets

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Amortization of intangible assets	$664	(80)%	$3,325	164%	$1,258
Percentage of total revenues	4%		24%		34%

      Amortization of intangible assets decreased $2,661,000 or 80%, in 2002 compared to 2001 as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with SFAS No. 144 during 2002.

      Amortization of intangible assets increased $2,067,000, or 164%, in 2001 compared to 2000 due to a full year of amortization on the intangible assets recorded as part of the acquisition of Viewpoint Digital.

     Amortization of Goodwill

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Amortization of goodwill	$—	(100)%	$14,128	700%	$1,767
Percentage of total revenues	—%		(101)%		49%

      Amortization of goodwill decreased $14,128,000 or 100% in 2002 compared to 2001 due to the adoption of SFAS No. 142. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.

      Amortization of goodwill increased $12,361,000 or 700% in 2001 compared to 2000 due to a full year of amortization on goodwill recorded as part of the acquisition of Viewpoint Digital and the acquisition of Computer Associates’ minority interest in Metastream.

     Impairment of Goodwill and Other Intangible Assets

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$6,275	(21)%	$7,925	N/A	$—
Percentage of total revenues	35%		57%		—%

      In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 during the three months ended March 31, 2002. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including a discount rate of 20%, were determined using the Company’s best estimates as of the date the impairment was recorded.

      During 2001, the Company assessed the impairment of long-lived assets periodically in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” During 2001, the Company performed impairment assessments on the goodwill and other intangibles recorded upon the acquisition of Viewpoint Digital and the acquisition of Computer Associates’ minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001. The charge was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using the Company’s best estimates as of the date the impairment was recorded.

      During 2003 the market value of the Company’s stockholders’ equity fell below its carrying value indicating the existence of a potential goodwill impairment. The Company will assess the carrying value of its goodwill in accordance with the provisions of SFAS No. 142, during the first quarter of 2003.

     Compensation Charge Related to Forgiveness of an Officer Loan

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Compensation charge related to forgiveness of an officer loan	$—	N/A	$—	(100)%	$2,322
Percentage of total revenues	—%		—%		65%

      The Company loaned $1,000,000 to an officer of the Company in 1996 in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrued interest semi-annually at 5.67%, was secured solely by the net, after tax proceeds from the sale of Company stock issuable upon the exercise of the officer’s stock options. The loan was forgiven in 2000 in accordance with the contractual terms of the officer’s employment agreement, upon the merger of the Company with Metastream. The compensation charge of $2,322,000 included the forgiveness of the loan and the income taxes thereon.

Non-Cash Sales and Marketing Charges

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Non-cash sales and marketing charges	$—	N/A	$—	(100)%	$19,998
Percentage of total revenues	—%		—%		559%

      In connection with the issuance of mandatorily redeemable preferred stock in Metastream to AOL and Adobe, the Company recorded one-time non-cash sales and marketing charges of $19,998,000 during the year ended December 31, 2000. These charges represented the difference between the fair market value of the Company’s common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

Acquired In-Process Research and Development Costs

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Acquired in-process research and development costs	$—	N/A	$—	(100)%	$963
Percentage of total revenues	—%		—%		27%

      Acquired in-process research and development costs represent the write-off of research and development costs recorded as part of the Viewpoint Digital acquisition in September 2000.

Other Income

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Other income	$153	(86)%	$1,064	(51)%	$2,180
Percentage of total revenues	1%		7%		60%

      Other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

      Other income decreased $911,000 or 86% in 2002 compared to 2001, and $1,116,000 or 51% in 2001 compared to 2000 due to a decrease in average cash, cash equivalents and marketable securities balances as well as a decline in interest rates.

Minority Interest in Loss of Subsidiary

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Minority interest in loss of subsidiary	$—	N/A	$—	(100)%	$4,429
Percentage of total revenues	—%		—%		124%

      Metastream, originally a joint initiative between the Company and Computer Associates, was formed in June 1999. For financial reporting purposes, the assets, liabilities and operations of Metastream were included in the Company’s consolidated financial statements. Computer Associates and another minority shareholder’s combined 20% interest in Metastream was recorded as minority interest in the Company’s consolidated balance sheets, and the losses attributed to their combined 20% interest were reported as the minority interest in the Company’s consolidated statements of operations. In November 2000, the Company acquired the minority interest by issuing approximately 5,578,000 shares of Company common stock in exchange for 4,850,000 shares of Metastream common stock.

     Adjustment to Net Loss on Disposal of Discontinued Operations

	2002	% Change	2001	% Change	2000

	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations	$127	(89)%	$1,122	(25)%	$1,496
Percentage of total revenues	1%		8%		42%

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its interactive media technologies and digital content creation services and to correspondingly divest itself of its prepackaged software graphics business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000, primarily as a result of better than expected net revenues during the year from the discontinued business. During the years ended December 31, 2002 and 2001, the Company recorded an adjustment to net loss on disposal of discontinued operations of $127,000 and $1,122,000, respectively, as a result of changes in estimates related to accounts receivable and accounts payable of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

Factors That May Affect Future Results of Operations

We Have a History of Losses and Expect to Incur Losses in the Future, Which May Cause Our Share Price to Decline

      We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2002, we had an accumulated deficit of approximately $224,077,000. We believe that we will continue to incur operating losses in the future, which may cause our share price to decline.

Our Future Revenues May be Unpredictable and May Cause Our Quarterly Results to Fall Below Market Expectations

      As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, we may be unable to forecast our quarterly and annual revenues accurately. If our future quarterly operating results fall below the expectations of securities analysts or investors due to the following factors, the trading price of our common stock will likely drop:

•	our ability to retain existing customers, attract new customers, and satisfy our customers’ demands;

•	introduction or enhancement of new products, technologies or services by our competitors which may render our technologies and services less attractive or obsolete;

•	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure; and

•	difficulty integrating our graphics technology with third party software programs.

Based on these factors, we believe our revenues, expenses and operating results could vary significantly in the future and period-to-period comparisons should not be relied upon as indications of future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

We May Have to Obtain Financing on Less Favorable Terms, Which Could Dilute Current Stockholders’ Ownership Interests in the Company

      In order to fund our operations and pursue our growth strategy we may seek additional funding through public or private equity financing or from other sources. We have no commitment for additional financing and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences, or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in the Company.

Our Stock Price is Volatile, Which Could Subject Us to Class Action Litigation

      The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

•	actual or anticipated fluctuations in our operating results;

•	general market and economic conditions affecting Internet companies;

•	our announcement of new products, technologies or services; and

•	developments regarding our products, technologies or services, or those of our competitors.

In addition, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We May be Delisted From Nasdaq, Which Would Adversely Impact Our Stock Price and the Ability of Our Stockholders to Purchase and Sell Our Shares in an Orderly Manner

      We may be unable to maintain compliance with Nasdaq listing standards.

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. Transitioning to the SmallCap Market or the delisting of our stock could damage our general business reputation and impair our ability to raise additional funds. This may further adversely impact our stock price. Furthermore, a delisting of our shares would adversely impact the ability of our stockholders to purchase and sell our shares in an orderly manner, or at all. Any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split

      In response to the potential delisting of our common stock due to the failure to meet the Nasdaq National Market’s minimum bid price requirement discussed above, we may ask our stockholders to authorize a reverse stock split at our annual meeting in 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum bid price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

If the Internet Does Not Become a More Widespread Commerce Medium, Demand for Our Products and Technologies May Decline Significantly

      The market for our products, technologies and services is new and evolving rapidly. Growth in the computer graphics market depends, in large part, on increased use of the Internet for e-commerce. If the rate of adoption of the Internet as a method for e-commerce slows, the market for our products, technologies and services may not grow, or may develop more slowly than expected. Licensing of our products and technologies depends in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more “traffic” over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. Any of these developments could adversely effect our business because substantially all of our revenues are derived from online services and sales.

Our Market is Characterized by Rapidly Changing Technology, and if We Do Not Respond in a Timely Manner, Our Products and Technologies May Not Succeed in the Marketplace

      The market for e-commerce visualization is characterized by rapidly changing technology. As a result, our success depends substantially upon our ability to continue to enhance our products and technologies and to develop new products and technologies that meet customers’ increasing expectations. Additionally, we may not be successful in developing and marketing enhancements to our existing products and technologies or introducing new products and technologies on a timely basis. Our new or enhanced products and technologies may not succeed in the marketplace.

      In addition, the computer graphics industry is subject to rapidly changing methods and models of information delivery. If a general market migration to a method of information delivery that is not conforming with our technologies were to occur, our business and financial results would be adversely impacted.

Security Risks Could Limit the Growth of E-Commerce Which Would Adversely Impact Our Ability to Increase Sales of Graphics Technology

      E-tailers are less likely to acquire licenses to use our graphics technology and less likely to have a desire for our services if e-commerce activity fails to grow or declines due to Internet security risks. Security risks that may occur are failure of encryption and authentication technologies and third-party circumvention of security measures. These risks may limit the ability of e-tailers to sell their products online due to damage to the e-tailers’ reputations and restrictions by credit card companies of online transactions.

     We May Be Unable to Protect Our Intellectual Property Rights

      Our success and ability to compete substantially depend on the uniqueness or value of our products and technologies. We rely on a combination of copyright, trademark, patent, trade secret laws, and employee and third-party nondisclosure agreements to protect our intellectual and proprietary rights, products, and technologies. Policing unauthorized use of our products and technologies is difficult and the steps we take may not prevent the misappropriation or infringement of technology or proprietary rights. In addition, litigation may be necessary to enforce our intellectual property rights. Such misappropriation or litigation could result in substantial costs and diversion of resources and the potential loss of intellectual property rights, any of which would adversely impair our business.

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

We May Need to Enter Into Business Combinations and Strategic Alliances Which Could Be Difficult to Integrate and May Disrupt Our Business

      We may continue to expand our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

•	difficulty assimilating the operations, technology and personnel of the combined companies;

•	disruption of our ongoing business;

•	problems retaining key technical and managerial personnel;

•	expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses of acquired businesses; and

•	impairment of relationships with existing employees, customers and business partners.

We do not currently have plans, nor have we entered into negotiations, to acquire any businesses.

     The Loss of Our Key Engineering or Management Employees Would Harm Our Business

      We depend on the continued employment of our key engineering and management employees. We do not have long-term employment agreements with our key personnel, and we do not have “key person” life insurance policies. If any of our key engineering or management employees leave our company, our business may be adversely affected.

If we Fail to Establish, Maintain, or Expand our Strategic Relationships for the Integration of Our Technology With the Services and Products of Third Parties, the Growth of Our Business May Cease or Decline

      We achieve higher margins from licensing the use of our technology than we achieve through the performance of services. We provide the makers of industry-leading content creation software products with software that enables their products to create content in the Viewpoint format so that content creating professionals can provide their customers with content in the Viewpoint format. Customers desiring content in the Viewpoint format created by third parties would then require a license from Viewpoint in order to publish the content.

      Currently, we have relationships with Adobe Systems Incorporated (“Adobe”), Autodesk, Inc. (“Autodesk”), and other makers of leading content creation software products under which we provide the right and ability to output content in our format. If these parties do not continue to integrate and support our technology correctly, or if we are unable to enter into successful new strategic relationships with software providers that can integrate and support our graphics technology, our revenues and growth may suffer because professionals will less likely offer services involving the creation of content in the Viewpoint format to their customers.

 Clients that account for large portions of our revenues in one period may not generate similar amounts of revenue in subsequent periods

      A large portion of our revenues in some periods are generated from a small number of clients. For example, AOL, accounted for 51% of our revenue in 2002. Similarly, in some quarterly periods a large portion of our revenue is sometimes received from a small number of clients as we perform the services required or sell a long-term license to such clients in a particular quarter. These clients may not renew licenses or retain our services for similar license and services fees in the future. Any cancellation, deferral or significant reduction in our work performed for these clients could have a material adverse effect on our business, financial condition and results of operations.

Our Charter Documents Could Make it More Difficult for an Unsolicited Third Party to Acquire Us

      Our certificate of incorporation and by-laws are designed to make it difficult for an unsolicited third party to acquire control of us, even if a change in control would be beneficial to stockholders. For example, our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for an unsolicited third party to acquire our company. In addition, we must receive a stockholders’ proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and are subject to timing requirements in submitting stockholder proposals for consideration at an annual or special meeting, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

Critical Accounting Policies And Estimates

      Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.” We follow the very specific and detailed guidelines of SOP 97-2 in measuring revenue; however, certain judgments affect the application of our revenue policy.

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

      License revenues from end-users include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

      Fee-based professional services for customized software development are performed on a time-and-material or fixed-fee basis, under separate service arrangements. Revenues for fixed-fee arrangements are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SAB No. 101. Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

      For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

      Standard terms for license and service agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

      The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customers. Nonmonetary revenues are recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses, however, due to timing, nonmonetary accounts receivable and accounts payable may result.

     Goodwill and Intangible Assets

      Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of the reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation by primary beneficiaries of variable interest entities (“VIEs”), as defined. Public companies will generally be subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 will be applied to the costs associated with the Company’s consolidation of its workforce into two main facilities, which occurred during the first quarter of 2003.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB

Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $11,568,000 at December 31, 2002, down from $15,122,000 at December 31, 2001 and $29,033,000 at December 31, 2000.

      Net cash used in operating activities of the Company totaled $10,043,000 for 2002 compared to $15,500,000 for 2001 and $28,745,000 for 2000. Net cash used in operating activities in 2002 primarily resulted from a $26,020,000 net loss from continuing operations offset in part by $6,275,000 in impairment of goodwill and other intangible assets, $5,422,000 in non-cash stock-based compensation charges, $2,626,000 in depreciation and amortization, and $1,353,000 in provisions for bad debt and reserve for notes receivable. Net cash used in operating activities in 2001 primarily resulted from a $53,492,000 net loss from continuing operations offset in part by $19,257,000 in depreciation and amortization, $7,925,000 in goodwill impairment, $7,173,000 in non-cash stock-based compensation charges, and $6,488,000 of net cash provided by discontinued operations. Net cash used in operating activities in 2000 primarily resulted from a $57,452,000 net loss from continuing operations and $8,607,000 of net cash used in discontinued operations, offset in part by $19,998,000 in non-cash sales and marketing charges, $12,341,000 in non-cash stock-based compensation charges, and $4,789,000 in depreciation and amortization.

      Net cash provided by investing activities totaled $5,142,000, $8,387,000, and $1,584,000 for 2002, 2001, and 2000, respectively. Net cash provided by investing activities in 2002 primarily resulted from $6,127,000 of net proceeds from sales and maturities of marketable securities partially offset by $936,000 for the purchase of property and equipment. Net cash provided by investing activities in 2001 primarily resulted from $8,843,000 of net proceeds from sales and maturities of marketable securities partially offset by $872,000 for the purchase of property and equipment. Net cash provided by investing activities in 2000 primarily resulted from $17,135,000 of net proceeds from sales and maturities of marketable securities, partially offset by $10,225,000 of cash used to acquire Viewpoint Digital and $4,233,000 for the purchase of property and equipment.

      Net cash provided by financing activities totaled $7,534,000, $1,874,000, and $35,993,000 for 2002, 2001 and 2000, respectively. Net cash provided by financing activities in 2002 primarily resulted from the issuance of convertible notes and warrants of $6,840,000 and $1,387,000 of proceeds from the exercise of stock options by the Company’s employees, partially offset by $693,000 in cash put in a restricted escrow account for interest on the convertible notes. Net cash provided by financing activities in 2001 primarily resulted from $2,449,000 of proceeds from the exercise of stock options by the Company’s employees, partially offset by $575,000 in loans to two officers of the Company. Net cash provided by financing activities in 2000 primarily resulted from $19,839,000 received from AOL and Adobe relating to their investment in Metastream, $12,604,000 of proceeds from the exercise of stock options by the Company’s employees and $3,500,000 received from Computer Associates related to their investment in Metastream.

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

      The Company is required to file a registration statement covering the resale of all of the shares of common stock issuable to the investors upon conversion of the convertible notes and exercise of the warrants issued, (including any interest shares under the convertible notes) and have the registration statement declared effective no later than April 30, 2003.

      At any time after June 30, 2004, the investors may cause the Company to redeem up to all of the outstanding convertible notes in cash at par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than $2.26 for any 25 consecutive trading days. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment. At any time after December 31, 2005, the investors may cause the Company to redeem up to all of the outstanding convertible notes in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than $2.26 for any 25 consecutive trading days following December 31, 2005.

      At any time after April 15, 2004, the Company has the right to require the investors to convert up to all of the outstanding convertible notes at $2.26 if the dollar volume-weighted average price of Company common Stock exceeds $3.39 for any 25 consecutive trading days following April 15, 2004. At any time following the 30 month anniversary of the day the registration statement is declared effective by the Securities and Exchange Commission (“SEC”), the Company has the right to redeem the convertible notes at a price equal to the greater of (i) par plus accrued and unpaid interest and (ii) a value assigned to the convertible notes by an independent investment bank or major financial institution.

      The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to December 31, 2003 or later if the registration statement is not effective by a certain date.

      The Company has the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeds $3.25 on each of not less than 15 trading days in any 20 consecutive trading day period.

      In conjunction with the issuance of convertible notes and warrants on December 31, 2002, there were several covenants with events of default, including but not limited to: i) failure to have the Company’s registration statement declared effective by the SEC, ii) event of delisting from The Nasdaq National Market or other national exchange, iii) change in control, iv) event of conversion default such as lack of authorized capital, v) event of bankruptcy, vi) failure to pay principal and interest on the convertible notes when payments become due, vii) judgements against the Company in excess of $1,000,000 and viii) breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes will become immediately due and payable, after a grace period to cure the default lapses.

      On February 28, 2003, the Company received a notice of default, from two of the three investors based upon an alleged breach of representation and warranties by the Company.

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed a private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

      Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The new convertible notes will be convertible as follows: (i) one third of the notes will have a conversion price equal to the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, (ii) one third of the notes will have a conversion price equal to such average for the ten trading days following August 16, 2003, and (iii) one third of the notes will have a conversion price equal to such average for the ten trading days following November 16, 2003, provided, that the conversion price in each case shall not be less than $1.00 nor more than $2.26.

      The Company is required to file a registration statement by April 14, 2003, covering the resale of all of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, and all the shares of common stock issuable to the investors upon the conversion of the new convertible notes and exercise of the warrants issued and to be issued, (including any interest shares under the new convertible notes) and have the registration statement declared effective no later than June 30, 2003. The Company is required to pay cash penalties if the registration statement is not filed or declared effective on time.

      If the Company raises capital after March 31, 2003, up to 20% of the net proceeds will be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

      The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. If the redemption is after April 30, 2003, concurrently with any such redemption, the Company is required to deliver to the investors warrants, with an exercise price of $1.00 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to X% of the principal amount being redeemed divided by the conversion price of the notes then in effect. “X%” means (i) before May 31, 2003, 50% and (ii) after May 31, 2003, 100%.

      The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to December 31, 2003 or later if the registration statement is not effective by a certain date.

      The Company has the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeds $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period.

      Under the terms of the amended agreement, certain covenants and events of default were restructured as follows: the failure to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, both of which were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a qualified report is received from the Company’s auditors through March 2004, the original events of default remain effective.

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. In response to the potential delisting of our common stock due to the failure to meet the Nasdaq National Market’s minimum bid price requirement, we may ask our stockholders to authorize a reverse stock split at our annual meeting in 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum bid price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

      On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other institutional investors, pursuant to which it received $3,500,000 and issued an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

      Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: i) failure to pay principal and interest on the notes when payments become due, ii) judgements against the Company in excess of $1,000,000, iii) event of bankruptcy and iv) breach of any representation, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

      The Company is required to file a registration statement by May 9, 2003, covering the resale of all of the shares of common stock issued and have the registration statement declared effective no later than July 23, 2003. The Company is required to pay cash penalties if the registration statement is not filed or declared effective on time.

      The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

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

      In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 is approximately $2,928,000 and is reflected in due to related parties in the Company’s consolidated balance sheet at December 31, 2002. The Company expects to make this payment in newly issued shares of Viewpoint common stock.

      As of December 31, 2002, the Company had cash commitments totaling approximately $18,324,000 through 2010, related to long-term convertible notes, current promissory notes related to the Viewpoint Digital acquisition, and future minimum lease payments for office space, equipment, and an executive’s vehicle.

	Payments Due By Period

		1 Year			More Than
	Total	or Less	2-3 Years	4-5 Years	5 Years

Long-Term Debt Obligations	$7,000	$—	$—	$7,000	$—
Operating Lease Obligations	6,663	1,117	2,033	1,917	1,596
Interest Payments on Long Term-Debt Obligations	1,733	347	693	693	—
Promissory Note due to Computer Associates(1)	2,928	2,928	—	—	—

Total	$18,324	$4,392	$2,726	$9,610	$1,596

(1)	The Company has the option to pay this promissory note in cash or company stock.

      At the end of 2002 and during the first quarter of 2003, the Company consolidated its operations and reduced its workforce to a level of business that would not significantly reduce cash resources while continuing to provide for investment in new initiatives. The Company operates in a dynamic environment and must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has the ability and intention to reduce or delay these variable costs such that it will have sufficient cash resources through December 31, 2003, however, there can be no assurance that the Company will be able to adjust variable costs in sufficient time to respond to revenue shortfalls should they occur.

      The Company has contingency plans for 2003 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures.

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

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of December 31, 2002. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8.	Financial Statements and Supplementary Data

      1. Index to Financial Statements

      The following financial statements are filed as part of this Report:

      2. Index to Financial Statement Schedule

Page

Schedule
Schedule II — Valuation and Qualifying Accounts	70

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Viewpoint Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 31, 2003

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$10,678	$8,054
Marketable securities	890	7,068
Accounts receivable, net	2,925	2,959
Related party accounts receivable, net	838	1,137
Notes receivable, net	750	750
Prepaid expenses and other current assets	599	836
Current assets related to discontinued operations	—	141

Total current assets	16,680	20,945
Restricted cash	987	291
Property and equipment, net	3,591	4,662
Goodwill, net	31,276	33,042
Intangibles assets, net	165	2,361
Loans to officers, net	—	595
Other assets	653	21

Total assets	$53,352	$61,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,962	$1,314
Accrued expenses	759	1,304
Due to related parties, net	2,920	4,764
Deferred revenues	334	381
Related party deferred revenues	249	526
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	346

Total current liabilities	8,000	9,180
Convertible notes	6,712	—
Warrants to purchase common stock	288	—
Commitments and contingencies (footnote 12)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized — no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 par value; 75,000 shares authorized — 41,179 shares issued and 41,019 shares outstanding at December 31, 2002, and 39,620 shares issued and 39,460 shares outstanding at December 31, 2001	41	40
Paid-in capital	267,569	263,157
Deferred compensation	(4,130)	(11,279)
Treasury stock at cost; 160 at December 31, 2002 and 2001	(1,015)	(1,015)
Accumulated other comprehensive income (loss)	(36)	18
Accumulated deficit	(224,077)	(198,184)

Total stockholders’ equity	38,352	52,737

Total liabilities and stockholders’ equity	$53,352	$61,917

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Revenues:
Licenses	$5,039	$8,148	$1,421
Related party licenses	7,554	1,533	—
Services	3,302	3,500	1,659
Related party services	2,244	827	500

Total revenues	18,139	14,008	3,580

Cost of Revenues:
Licenses	353	309	76
Services	3,587	3,283	1,467

Total cost of revenues	3,940	3,592	1,543

Gross profit	14,199	10,416	2,037

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $3,187 in 2002, $2,335 in 2001, and $5,122 in 2000)	16,682	17,521	18,616
Research and development (including non-cash stock-based compensation charges totaling $712 in 2002, $2,920 in 2001, and $4,193 in 2000)	5,548	9,846	10,559
General and administrative (including non-cash stock-based compensation charges totaling $1,523 in 2002, $1,918 in 2001, and $3,026 in 2000)	9,134	10,423	9,814
Depreciation	1,962	1,804	801
Amortization of intangible assets	664	3,325	1,258
Amortization of goodwill	—	14,128	1,767
Impairment of goodwill and other intangible assets	6,275	7,925	—
Compensation charge related to forgiveness of an officer loan	—	—	2,322
Non-cash sales and marketing charges	—	—	19,998
Acquired in-process research and development costs	—	—	963

Total operating expenses	40,265	64,972	66,098

Loss from operations	(26,066)	(54,556)	(64,061)
Other income	153	1,064	2,180

Loss before provision for income taxes	(25,913)	(53,492)	(61,881)
Provision for income taxes	107	—	—

Loss before minority interest in loss of subsidiary	(26,020)	(53,492)	(61,881)
Minority interest in loss of subsidiary	—	—	4,429

Net loss from continuing operations	(26,020)	(53,492)	(57,452)
Adjustment to net loss on disposal of discontinued operations	127	1,122	1,496

Net loss	(25,893)	(52,370)	(55,956)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	(438)

Net loss applicable to common shareholders	$(25,893)	$(52,370)	$(56,394)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.64)	$(1.37)	$(2.01)
Net income per common share from discontinued operations	—	0.03	0.05

Net loss per common share	$(0.64)	$(1.34)	$(1.96)

Weighted average number of shares outstanding — basic and diluted	40,759	39,077	28,718

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001, and 2000

	Series A
	Preferred Stock		Common Stock				Treasury Stock
					Paid-In	Deferred
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount

	(In thousands)
Balances at December 31, 1999	—	$—	25,496	$25	$119,940	$—	—	$—

Issuance of common stock upon the exercise of stock options	—	—	2,678	3	12,601	—	—	—
Issuance of common stock in connection with the employee stock purchase plan	—	—	47	—	242	—	—	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	—	—	75	—	—	—
Change in interest gain related to subsidiary	—	—	—	—	3,300	—	—	—
Issuance/cancellation of common stock option awards	—	—	—	—	22,925	(22,925)	—	—
Amortization of deferred compensation	—	—	—	—	—	330	—	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	715	1	8,937	—	—	—
Non-cash sales and marketing charges in connection with strategic alliances	—	—	—	—	19,998	—	—	—
Issuance of common stock in exchange for minority interest in subsidiary	—	—	5,578	6	56,844	—	—	—
Issuance of common stock in exchange for subsidiary preferred stock	—	—	3,450	3	19,836	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2000	—	—	37,964	38	264,698	(22,595)	—	—

Issuance of common stock upon the exercise of stock options	—	—	1,656	2	2,447	—	—	—
Issuance/cancellation of common stock option awards	—	—	—	—	(4,975)	4,975	—	—
Amortization of deferred compensation	—	—	—	—	—	6,341	—	—
Issuance of common stock options for services	—	—	—	—	832	—	—	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	—	—	1	—	—	—
Issuance of warrants to purchase shares of common stock	—	—	—	—	154	—	—	—
Receipt of common stock upon default of notes receivable	—	—	—	—	—	—	(160)	(1,015)
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2001	—	—	39,620	40	263,157	(11,279)	(160)	(1,015)

Issuance of common stock upon the exercise of stock options	—	—	650	—	1,387	—	—	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	909	1	4,752	—	—	—
Issuance/cancellation of common stock option awards	—	—	—	—	(2,010)	2,010	—	—
Amortization of deferred compensation	—	—	—	—		5,139	—	—
Issuance of common stock options for services	—	—	—	—	283	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2002	—	$—	41,179	$41	$267,569	$(4,130)	(160)	$(1,015)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive		Total
	Income	Accumulated	Stockholders	Comprehensive
	(Loss)	Deficit	Equity	Loss

	(In thousands)
Balances at December 31, 1999	$(206)	$(89,858)	$29,901	$—

Issuance of common stock upon the exercise of stock options	—	—	12,604	—
Issuance of common stock in connection with the employee stock purchase plan	—	—	242	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	75	—
Change in interest gain related to subsidiary	—	—	3,300	—
Issuance/cancellatio of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	330	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	8,938	—
Non-cash sales and marketing charges in connection with strategic alliances	—	—	19,998	—
Issuance of common stock in exchange for minority interest in subsidiary	—	—	56,850	—
Issuance of common stock in exchange for subsidiary preferred stock	—	—	19,839	—
Translation adjustment	137	—	137	137
Unrealized gain on marketable securities	81	—	81	81
Net loss	—	(55,956)	(55,956)	(55,956)

Balances at December 31, 2000	12	(145,814)	96,339	(55,738)

Issuance of common stock upon the exercise of stock options	—	—	2,449	—
Issuance/cancellatio of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	6,341	—
Issuance of common stock options for services	—	—	832	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	1	—
Issuance of warrants to purchase shares of common stock	—	—	154	—
Receipt of common stock upon default of notes receivable	—	—	(1,015)	—
Translation adjustment	(27)	—	(27)	(27)
Unrealized gain on marketable securities	33	—	33	33
Net loss	—	(52,370)	(52,370)	(52,370)

Balances at December 31, 2001	18	(198,184)	52,737	(52,364)

Issuance of common stock upon the exercise of stock options	—	—	1,387	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	4,753	—
Issuance/cancellatio of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	5,139	—
Issuance of common stock options for services	—	—	283	—
Translation adjustment	(9)	—	(9)	(9)
Unrealized loss on marketable securities	(45)	—	(45)	(45)
Net loss	—	(25,893)	(25,893)	(25,893)

Balances at December 31, 2002	$(36)	$(224,077)	$38,352	$(25,947)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net loss	$(25,893)	$(52,370)	$(55,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to net loss on disposal of discontinued operations	(127)	(1,122)	(1,496)
Non-cash stock-based compensation charges	5,422	7,173	12,341
Impairment of goodwill and other intangible assets	6,275	7,925	—
Depreciation and amortization	2,626	19,257	4,789
Provision for bad debt	741	544	—
Accrued interest income	(17)	(20)	—
Loss on sale and disposal of equipment	45	12	—
Loss on sale of marketable securities	6	—	—
Forgiveness, reserve and recovery of notes receivables	612	(665)	3,347
Non-monetary sale of software for marketable securities	—	(165)	—
Minority interest in loss of subsidiary	—	—	(4,429)
Non-cash sales and marketing charges	—	—	19,998
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(707)	(1,449)	(1,285)
Related party accounts receivable	299	(887)	137
Prepaid expenses and other assets	227	917	(367)
Restricted cash	(3)	(291)	—
Accounts payable	1,186	(2,038)	2,718
Accrued expenses	(545)	443	110
Due to/from related parties	(19)	323	(312)
Deferred revenues	(47)	(101)	517
Related party deferred revenues	(277)	526	(250)
Net cash provided by (used in) discontinued operations	153	6,488	(8,607)

Net cash used in operating activities	(10,043)	(15,500)	(28,745)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	9,634	31,885	59,870
Purchases of marketable securities	(3,507)	(23,042)	(42,735)
Purchases of property and equipment	(936)	(872)	(4,233)
Sale of property and equipment	—	16	—
Purchases of patents and trademarks	(49)	(120)	—
Issuance of notes receivable	—	—	(1,500)
Repayment of notes receivable from related parties	—	520	1,000
Acquisition of minority interest in subsidiary	—	—	(507)
Acquisition of Viewpoint Digital Inc., net of cash acquired	—	—	(10,225)
Net cash used in discontinued operations	—	—	(86)

Net cash provided by investing activities	5,142	8,387	1,584

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs paid of $160	6,552	—	—
Proceeds from issuance of warrants to purchase common stock	288	—	—
Restricted cash in escrow for interest on convertible notes	(693)	—	—
Proceeds from exercise of stock options	1,387	2,449	12,604
Issuance of loans to officers	—	(575)	—
Collection of subscription receivable related to common stock of subsidiary	—	—	3,500
Issuance of mandatorily redeemable preferred stock of subsidiary, net of issuance costs of $161	—	—	19,839
Proceeds from exercise of subsidiary stock options	—	—	50

Net cash provided by financing activities	7,534	1,874	35,993
Effect of exchange rates changes on cash	(9)	(27)	8

Net increase (decrease) in cash and cash equivalents	2,624	(5,266)	8,840
Cash and cash equivalents at beginning of year	8,054	13,320	4,480

Cash and cash equivalents at end of year	$10,678	$8,054	$13,320

Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$153	$78	$—
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on marketable securities	$(45)	$33	$81
Closing costs for convertible notes accrued and not yet paid	462	—	—
Issuance of warrants to purchase shares of common stock	—	154	—
Receipt of treasury stock as forgiveness of notes receivable	—	1,015	—
Contingent consideration not yet issued in connection with the acquisition of Viewpoint Digital	2,928	4,753	—
Non-monetary purchase of marketable securities	—	165	—
Net assets acquired in connection with acquisition of Viewpoint Digital:
Cash	—	—	6
Accounts receivable, net	—	203	830
Property and equipment	—	—	1,576
Prepaid expenses and other assets	—	—	128
Accounts payable and accrued expenses	—	—	(410)
Conversion of accrued compensation to equity upon exercise of certain options	—	1	75
Acquisition of minority interest:
Goodwill	—	—	42,892
Minority interest	—	—	14,465
Common stock	—	—	(6)
Paid in capital	—	—	(56,844)
Issuance of stock in connection with employee stock purchase plan	—	—	242

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

      Viewpoint Corporation provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations.

      Until December 1999, the Company (which was then known as MetaCreations) was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics “painting” tools, photo editing, and 3D graphics software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of interactive media on the Internet. In June 1999, the Company increased its commitment to the development of interactive Internet technologies and formed Metastream.com Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. In September 2000, the Company acquired Viewpoint Digital, Inc., a company primarily involved in the licensing of a catalog of three-dimensional digital models and providing digital content creation services. In November 2000, the Company changed its name to Viewpoint Corporation. The Company’s primary initiatives include:

•	Licensing technology for specific marketing and e-commerce visualization solutions;

•	Providing a full range of fee-based digital asset content creation and engineering professional services for implementing visualization solutions for marketing and creating new and enhancing existing enterprise software applications;

•	Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web and digital set-top cable boxes;

•	Forging technological alliances with leading interactive agencies and Web content providers; and

•	Maximizing market penetration and name recognition, including distribution of the Company’s client-side software graphics operating system, Viewpoint Media Player

      Viewpoint believes that its success will depend largely on its ability to improve and enhance its interactive media technologies. Accordingly, Viewpoint has and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services, including digital content creation service and engineering services to enhance and create new enterprise software applications.

      In light of its relatively recent change in strategic focus from selling prepackaged software, Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2002, had an accumulated deficit of $224,077,000.

      At the end of 2002 and during the first quarter of 2003, the Company consolidated its operations and reduced its workforce to a level of business that would not significantly reduce cash resources while continuing to provide for investment in new initiatives. The Company operates in a dynamic environment and must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ability and intention to reduce or delay these variable costs such that it will have sufficient cash resources through December 31, 2003, however, there can be no assurance that the Company will be able to adjust variable costs in sufficient time to respond to revenue shortfalls should they occur.

      The Company has contingency plans for 2003 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures.

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. The notes mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

      In conjunction with the issuance of convertible notes and warrants on December 31, 2002, there were several covenants with events of default, including but not limited to: i) failure to have the Company’s registration statement declared effective by the Securities and Exchange Commission (“SEC”), ii) event of delisting from The Nasdaq National Market or other national exchange, iii) change in control, iv) event of conversion default such as lack of authorized capital, v) event of bankruptcy, vi) failure to pay principal and interest on the convertible notes when payments become due, vii) judgements against the Company in excess of $1,000,000 and viii) breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes will become immediately due and payable, after a grace period to cure the default lapses.

      On February 28, 2003, the Company received a notice of default, from two of the three investors based upon an alleged breach of representation and warranties by the Company.

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed a private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

      If the Company raises capital after March 31, 2003, up to 20% of the net proceeds will be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

      Under the terms of the amended agreement, certain covenants and events of default were restructured as follows: the failure to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, both of which were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a qualified report is received from the Company’s auditors through March 2004, the original events of default remain effective.

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. In response to the potential delisting of our common stock due to the failure to meet the Nasdaq National Market’s minimum bid price requirement, we

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may ask our stockholders to authorize a reverse stock split at our annual meeting in 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum bid price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

      On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other institutional investors, pursuant to which it received $3,500,000 and issued an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

      The notes contain certain events of default, including, but not limited to: i) failure to pay principal and interest on the notes when payments become due, ii) judgements against the Company in excess of $1,000,000, iii) event of bankruptcy and iv) breach of any representation, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Viewpoint and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to the prior years consolidated financial statements to conform to the 2002 presentation.

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

      The Company considers its marketable securities portfolio available-for-sale as defined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company’s portfolio is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s marketable securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

Restricted Cash

      The convertible notes agreement entered into on December 31, 2002, required the Company to set up an interest escrow account containing the total interest to be paid for the first two years the notes are outstanding. The balance in the interest escrow account as of December 31, 2002 was $693,000. Pursuant to the Redemption, Amendment and Exchange Agreements entered into on March 25, 2003, $377,000 was released from the escrow account to the Company.

      Included in restricted cash at December 31, 2002, is $294,000, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company’s New York facility.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of the reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statements of operations. Maintenance and minor replacements are expensed as incurred.

Software Development Costs

      In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company provides for capitalization of certain software development costs once technological feasibility is established. The costs capitalized are amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenues, whichever is greater. To date, the establishment of technological feasibility of the Company’s products and general release

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

Software Developed for Internal Use

      In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

      In March 2000, the EITF of the FASB reached a consensus on EITF Issue 00-02, “Accounting for Web Site Development Costs.” This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The Company’s policy for accounting for costs incurred to operate the Company’s Web site was not impacted by the adoption of the pronouncement.

Stock-Based Compensation

      The Company accounts for stock option grants in accordance with Auditing Practices Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by FAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      In March 2000, the FASB issued Financial Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” which is an interpretation of APB Opinion No. 25. This interpretation clarifies:

•	The definition of employee for purposes of applying APB Opinion No. 25;

•	The criteria for determining whether a plan qualifies as a non compensatory plan;

•	The accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

•	The accounting for an exchange of stock compensation awards in a business combination.

      The adoption of FIN No. 44 did not have a material impact on the accompanying consolidated financial statements.

Pro Forma Information

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Years Ended December 31,

	2002	2001	2000

Risk-free interest rate	3.8%	4.6%	6.0%
Dividend yield	—	—	—
Volatility factor	1.00	1.00	1.00
Weighted average expected life in years	4.5	4.5	4.5

      The following summarizes the weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,

	2002	2001	2000

Exercise price equal to fair value	$5.10	$3.28	$4.68
Exercise price greater than fair value	—	4.30	—
Exercise price less than fair value	—	3.30	9.32

      For purposes of pro forma disclosures, the estimated fair value of the Company’s options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	As Reported	Pro Forma

Year Ended December 31, 2002:
Non-cash stock-based compensation charges	$5,422	$11,037
Net loss applicable to common shareholders	(25,893)	(31,508)
Net loss per common share	(0.64)	(0.77)
Year Ended December 31, 2001:
Non-cash stock-based compensation charges	$7,173	$12,624
Net loss applicable to common shareholders	(52,370)	(57,821)
Net loss per common share	(1.34)	(1.48)
Year Ended December 31, 2000:
Non-cash stock-based compensation charges	$12,341	$21,023
Net loss applicable to common shareholders	(56,394)	(65,076)
Net loss per common share	(1.96)	(2.27)

      The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

Foreign Currency Translation

      The functional currency of each of the Company’s foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the statements of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, are included in other income in the statements of operations.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.” We follow the very specific and detailed guidelines of SOP 97-2 in measuring revenue; however, certain judgments affect the application of our revenue policy.

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

      License revenues from end-users include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format, and limited licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

      Fee-based professional services for customized software development are performed on a time-and-material or fixed-fee basis, under separate service arrangements. Revenues for fixed-fee arrangements are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SAB No. 101. Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

      For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

      Standard terms for license and service agreements call for payment within 90 days. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our agreements with customers do not contain

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

      The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customers. Nonmonetary revenues are recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses, however, due to timing, nonmonetary accounts receivable and accounts payable may result.

Income Taxes

      The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2002, and periodically from 2000 through 2001, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

      Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, restricted cash, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 6,346,000, 8,601,000 and 9,814,000 for the years ended December 31, 2002, 2001, and 2000, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

      Basic and diluted net loss per common share for the years ended December 31, 2002 and 2001 include the effect of 744,740 shares of common stock issued to Computer Associates on June 24, 2002, as if the shares were issued and outstanding on June 8, 2001.

Comprehensive Loss

      In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all components of comprehensive income (loss), including net income (loss), are reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), are reported net of their related tax effect, to arrive at comprehensive income (loss).

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation by primary beneficiaries of variable interest entities (“VIEs”), as defined. Public companies will generally be subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 will be applied to the costs associated with the Company’s consolidation of its workforce into two main facilities, which occurred during the first quarter of 2003.

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” FIN 45 expands on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation  — Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Cash, Cash Equivalents and Marketable Securities

      The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2002, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity

Type of security:
Cash	$7,292	$—	$—	$7,292	2003
Money Market Funds	1,485	—	—	1,485	2003
U.S. Government Agencies	2,790	1	—	2,791	2003

	$11,567	$1	$—	$11,568

Classification in Balance Sheet:
Cash and Cash Equivalents	$10,678	$—	$—	$10,678	2003
Marketable Securities	889	1	—	890	2003

	$11,567	$1	$—	$11,568

      The cost and fair value of the Company’s cash, cash equivalents and marketable securities portfolio as of December 31, 2001, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity

Type of security:
Cash	$666	$—	$—	$666
Money Market Funds	4,486	—	—	4,486	2002
U.S. Government Agencies	9,760	15	(1)	9,774	2002
Equity Securities	165	31	—	196	2002

	$15,077	$46	$(1)	$15,122

Classification in Balance Sheet:
Cash and Cash Equivalents	$8,054	$—	$—	$8,054	2002
Marketable Securities	7,023	46	(1)	7,068	2002

	$15,077	$46	$(1)	$15,122

4.	Discontinued Operations

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its interactive media technologies and digital content creation services and to correspondingly divest itself of its prepackaged software graphics business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      The loss on disposal of discontinued operations, which totaled approximately $21,260,000 for the year ended December 31, 1999, consisted of the estimated future results of operations of the discontinued business through the estimated date of divestiture, the amounts expected to be realized upon the sale of the discontinued business, severance and related benefits, and asset write-downs. During April 2000, the Company

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completed the sale of a substantial portion of the Company’s graphics software product lines. Specifically, Corel Corporation acquired MetaCreations’ Painter, Kai’s Power Tools, KPT Vector Effects and Bryce product lines; egi.sys AG acquired the Poser product line; and fractal.com Corporation acquired the Headline Studio product line for total consideration of $11,250,000, consisting of cash and promissory notes, plus future royalties. The Company recorded an adjustment to net loss on disposal of discontinued operations of $1,496,000 during the year ended December 31, 2000, primarily as a result of better than expected net revenues during the year from the discontinued business. During the years ended December 31, 2002 and 2001, the Company recorded adjustments to net loss on disposal of discontinued operations of $127,000 and $1,122,000, respectively, as a result of changes in estimates related to accounts receivable and accounts payable of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

5.	Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Computer equipment and software	$4,763	$3,935
Office furniture and equipment	1,754	1,724
Leasehold improvements	1,580	1,551
Other	170	233

	8,267	7,443
Less accumulated depreciation and amortization	(4,676)	(2,781)

	$3,591	$4,662

      Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,962,000, $1,804,000 and $801,000, respectively.

6.	Goodwill and Intangible Assets

      In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date.

      Upon the adoption of SFAS No. 141, an assembled workforce no longer met the definition of an identifiable intangible asset. As a result, the net balance of $1,767,000, has been reclassified to goodwill on January 1, 2002.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Net loss:
Reported net loss applicable to common shareholders	$(25,893)	$(52,370)	$(56,394)
Goodwill amortization(1)	—	14,128	1,767

Adjusted net loss	$(25,893)	$(38,242)	$(54,627)

Basic and diluted net loss per share:
Reported net loss per share	$(0.64)	$(1.34)	$(1.96)
Goodwill amortization	—	0.36	0.06

Adjusted basic and diluted net loss per share	$(0.64)	$(0.98)	$(1.90)

(1)	Includes $1,060 and $353 in amortization of an assembled workforce for the years ended December 31, 2001 and 2000, respectively.

      The Company recorded $2,928,000 of additional goodwill during the first quarter of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000. The fair value of the Viewpoint Digital assets were estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including a discount rate of 20%, were determined using the Company’s best estimates as of the date the impairment was recorded.

      The changes in the carrying amount of goodwill and intangible assets during the year ended December 31, 2002 are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403
Additions during period	2,928	49	2,977
Impairment losses	(4,694)	(1,581)	(6,275)
Amortization	—	(664)	(664)

Balance as of December 31, 2002	$31,276	$165	$31,441

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002 and 2001, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Viewpoint Digital Technology	$—	$—	$—	$1,558	$(519)	$1,039
Viewpoint Digital Customer List	—	—	—	1,203	(802)	401
Viewpoint Digital Trade Name	—	—	—	643	(214)	429
Covenant Not To Compete	—	—	—	3,253	(2,892)	361
Other Intangibles	—	—	—	18	(6)	12
Patents and Trademarks	168	(3)	165	119	—	119

Total Intangible Assets	$168	$(3)	$165	$6,794	$(4,433)	$2,361

      Aggregate amortization expense on intangible assets was approximately $664,000, $3,325,000, and $1,258,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization of intangible assets is estimated to be $2,000 a year for the next five years.

      During 2001, the Company assessed the impairment of goodwill and intangible assets periodically in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” During 2001, the Company performed impairment assessments on the goodwill and other intangible assets recorded upon the acquisition of Viewpoint Digital and the acquisition of Computer Associates’ minority interest in Metastream. As a result of continuing poor economic conditions, which resulted in a decrease in estimated undiscounted future cash flows, the Company recorded a $7,925,000 goodwill impairment charge on the Viewpoint Digital goodwill during the fourth quarter of 2001. The charge was determined based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using the Company’s best estimates as of the date the impairment was recorded.

      During 2003 the market value of the Company’s stockholders’ equity fell below its carrying value indicating the existence of a potential goodwill impairment. The Company will assess the carrying value of its goodwill in accordance with the provisions of SFAS No. 142, during the first quarter of 2003.

7.	Related Party Transactions

      During 2002, the Company recorded revenues totaling $9,798,000, related to agreements, including reseller arrangements, with AOL, Computer Associates, and Adobe, all of whom have representatives on the Company’s Board of Directors. In March 2002, the Company amended an AOL contract entered into in July 2001, which resulted in the Company recording revenues when payments are due, as compared to the partial deferral of those payments, which would otherwise have occurred. This amendment resulted in the Company recognizing $5,825,000 in license revenues for this contract as opposed to $2,700,000 if the contract had not been amended. As of December 31, 2002, the Company has $838,000 in accounts receivable and $249,000 in deferred revenues relating to transactions entered into with these related parties.

      During 2001, the Company recorded revenues totaling $2,360,000, related to agreements, including reseller arrangements, with AOL and Computer Associates. Accounts receivable and deferred revenues as of December 31, 2001 relating to transactions entered into with these related parties were $1,137,000 and $526,000, respectively. During 2000, the Company recorded revenues totaling $500,000 relating to an engineering services agreement with Computer Associates.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On May 31 2001, the Company loaned $200,000 to an officer of the Company, in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrued interest annually at 5.07% and was payable on May 31, 2005, was secured solely by the proceeds from the sale of Company stock issuable upon exercise of the officers’ stock options. The loan was non-recourse to the officer, unless the Company terminated the officer for cause, in which case the loan would have become fully recourse to the officer. During 2002, the Company recorded a reserve of $212,000 against the loan as the value of the Company’s stock fell substantially below the exercise price of the options securing the loan. The amount reserved represents the unsecured portion of the loan and accrued interest as of December 31, 2002. The officer resigned effective December 31, 2002, requiring the loan to be repaid. The officer defaulted on the loan on January 31, 2003, and the Company took possession of the collateral.

      On April 2, 2001, the Company loaned $375,000 to an officer of the Company in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrues interest annually at 4.94% and is payable on April 2, 2005, is secured solely by the net, after tax proceeds from the sale of Company stock issuable upon exercise of the officers’ stock options. The loan is non-recourse to the officer, unless the Company terminates the officer for cause or the officer resigns without good reason, in which case the loan will become fully recourse to the officer. During 2002, the Company recorded a reserve of $400,000 against the loan as the value of the Company’s stock fell below the exercise price of the options securing the loan. The amount reserved represents the unsecured portion of the loan and accrued interest as of December 31, 2002.

      During 2000, the Company loaned $1,500,000 to a former officer of the Company. The loan, which was non-interest bearing and was due on May 1, 2004, was collateralized by 200,000 shares of restricted Company stock, as well as options to purchase 790,000 shares of Company stock, is currently in default. The loan, which was originally due on May 1, 2004, became due 30 days after the officer ceased to be an employee of the Company. As of December 31, 2000, the Company recorded a reserve against the loan in the amount of $750,000. The Company has commenced litigation to pursue recovery of the full loan amount, statutory interest accruing thereon since the date of default, as well as the cost of litigation.

      In connection with the acquisition of Real Time Geometry Corp. (“RTG”) in December 1996, the Company entered into a noncompetition agreement with one of RTG’s founders who was a former executive of the Company. In addition, the Company loaned $2,000,000 to the former executive in accordance with the contractual terms of the former executive’s employment agreement. The loan, which accrued interest semi-annually at 5.67% and was payable on January 15, 2001, was collateralized by 160,000 shares of Company stock owned by the former executive. The former executive defaulted on the loan and the Company took possession of the collateral on January 16, 2001. As a result, the Company recorded treasury stock based on the closing price of the Company’s common stock on January 16, 2001. The former executive and the Company entered into a consulting agreement under which, among other things, the former executive agreed to pay the Company $520,000 in outstanding obligations under the loan. In July 2001, the Company received the $520,000 from the former executive.

      The Company also loaned $1,000,000 to another of RTG’s founders, who is an officer and director of the Company in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrued interest semi-annually at 5.67% and was payable on December 31, 2002, was secured solely by the net, after tax proceeds from the sale of Company stock issuable upon the exercise of the officer’s stock options. The loan was forgiven in 2000 in accordance with the contractual terms of the officer’s employment agreement, upon the merger of the Company with Metastream. The Company recorded a compensation charge of $2,322,000 during 2000 related to the forgiveness of the loan and the income taxes thereon.

      During 1998, the Company loaned $1,000,000 to an officer and director of the Company. The loan, which was non-interest bearing, was repaid in March 2000.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Mandatorily Redeemable Preferred Stock of Subsidiary

      In June 2000, Metastream issued 1,500,000 shares of Series A Convertible Preferred Stock to AOL for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream, each share of Series A Convertible Preferred Stock was exchanged by the Company, into a total of 1,725,000 shares of the Company’s common stock. In connection with the issuance of the shares of Series A Convertible Preferred Stock to AOL and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $5,740,000 for the year ended December 31, 2000 related to the difference between the fair market value of the Company’s common shares into which AOL could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by AOL.

      The Series A Convertible Preferred Stock held by AOL also contained a put right whereby AOL could have required the Company to purchase the preferred shares, unless exchanged, at a price equal to the original purchase price paid by AOL, plus interest.

      In July 2000, Metastream issued 1,500,000 shares of Series B Convertible Preferred Stock to Adobe for cash consideration totaling $10,000,000. Prior to the merger of the Company and Metastream, each share of Series B Convertible Preferred Stock was exchanged by the Company, into a total of 1,725,000 shares of Company common stock. In connection with the issuance of the shares of Series B Convertible Preferred Stock to Adobe and the simultaneous execution of a licensing and distribution arrangement, the Company recorded a one-time non-cash sales and marketing charge of $14,258,000 for the year ended December 31, 2000 related to the difference between the fair market value of the Company’s common shares into which Adobe could have converted the preferred shares on the date of issuance, and the $10,000,000 cash consideration paid by Adobe.

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

9.	Convertible Notes

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes (“Notes”) having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share,

      The Company is required to file a registration statement covering the resale of all of the shares of common stock issuable to the investors upon conversion of the convertible notes and exercise of the warrants issued, (including any interest shares under the convertible notes) and have the registration statement declared effective no later than April 30, 2003.

      At any time after June 30, 2004, the investors may cause the Company to redeem up to all of the outstanding convertible notes in cash at par plus accrued and unpaid interest if the dollar volume-weighted

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average price of Company common stock is less than $2.26 for any 25 consecutive trading days. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment. At any time after December 31, 2005, the investors may cause the Company to redeem up to all of the outstanding convertible notes in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than $2.26 for any 25 consecutive trading days following December 31, 2005.

      At any time after April 15, 2004, the Company has the right to require the investors to convert up to all of the outstanding Notes at $2.26 if the dollar volume-weighted average price of Company common Stock exceeds $3.39 for any 25 consecutive trading days following April 15, 2004. At any time following the 30 month anniversary of the day the registration statement is declared effective by the SEC, the Company has the right to redeem the convertible notes at a price equal to the greater of (i) par plus accrued and unpaid interest and (ii) a value assigned to the convertible notes by an independent investment bank or major financial institution.

      The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to December 31, 2003 or later if the registration statement is not effective by a certain date.

      The Company has the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeds $3.25 on each of not less than 15 trading days in any 20 consecutive trading day period.

      In conjunction with the issuance of convertible notes and warrants on December 31, 2002, there were several covenants with events of default, including but not limited to: i) failure to have the Company’s registration statement declared effective by the SEC, ii) event of delisting from The Nasdaq National Market or other national exchange, iii) change in control, iv) event of conversion default such as lack of authorized capital, v) event of bankruptcy, vi) failure to pay principal and interest on the convertible notes when payments become due, vii) judgements against the Company in excess of $1,000,000 and viii) breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes will become immediately due and payable, after a grace period to cure the default lapses.

      Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair value of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, was determined based on an independent appraisal using the following assumptions: a 20% discount on the Company’s Common stock price at December 31, 2002, a credit spread of 20% over five year LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issue costs accrued and paid, which amounted to $614,000, were recorded as other assets in the Company’s consolidated balance sheets as of December 31, 2002, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.”

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company will report changes in the fair value of the conversion options and warrants in earnings. The discount on the convertible notes and the debt issue costs will be accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the interest method. Since the convertible notes were issued on December 31, 2002, the mark -to-market requirements under SFAS No. 133 and amortization of interest charges under APB Opinion No. 21, did not have any effect on earnings during 2002.

      On February 28, 2003, the Company received a notice of default, from two of the three investors based upon an alleged breach of representation and warranties by the Company.

      On March 25, 2003, the company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed a private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The warrants to purchase 726,330 shares of Company common stock which were issued to these investors on December 31, 2002 remain outstanding.

      Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The new convertible notes will be convertible as follows: (i) one third of the notes will have a conversion price equal to the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, (ii) one third of the notes will have a conversion price equal to such average for the ten trading days following August 16, 2003, and (iii) one third of the notes will have a conversion price equal to such average for the ten trading days following November 16, 2003, provided, that the conversion price in each case shall not be less than $1.00 nor more than $2.26.

      The Company is required to file a registration statement by April 14, 2003, covering the resale of all of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, and all the shares of common stock issuable to the investors upon the conversion of the new convertible notes and exercise of the warrants issued and to be issued, (including any interest shares under the new convertible notes) and have the registration statement declared effective no later than June 30, 2003. The Company is required to pay cash penalties if the registration statement is not filed or declared effective on time.

      If the Company raises capital after March 31, 2003, up to 20% of the net proceeds will be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

      The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. If the redemption is after April 30, 2003, concurrently with any such redemption, the Company is required to deliver to the investors warrants, with an exercise price of $1.00 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to X% of the principal amount being redeemed divided by the conversion price of the notes then in effect. “X%” means (i) before May 31, 2003, 50% and (ii) after May 31, 2003, 100%.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to December 31, 2003 or later if the registration statement is not effective by a certain date.

      The Company has the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeds $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period.

      Under the terms of the amended agreement, certain covenants and events of default were restructured as follows: the failure to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, both of which were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a qualified report is received from the Company’s auditors through March 2004, the original events of default remain effective.

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. In response to the potential delisting of our common stock due to the failure to meet the Nasdaq National Market’s minimum bid price requirement, we may ask our stockholders to authorize a reverse stock split at our annual meeting in 2003. If the reverse stock split is approved by our stockholders and we effect the reverse stock split, we would reduce the number of outstanding shares of common stock. With fewer shares outstanding, we would expect our stock price to increase. While a reverse stock split may enable us to cure the minimum bid price deficiency, share prices of companies effecting reverse stock splits often decline and we cannot assure you that our stock price would not decline after a reverse stock split.

      On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other institutional investors, pursuant to which it received $3,500,000 and issued an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

      Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: i) failure to pay principal and interest on the notes when payments become due, ii) judgements against the Company in excess of $1,000,000, iii) event of bankruptcy and iv) breach of any representation, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

      The Company is required to file a registration statement by May 9, 2003, covering the resale of all of the shares of common stock issued and have the registration statement declared effective no later than July 23, 2003. The Company is required to pay cash penalties if the registration statement is not filed or declared effective on time.

      The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

10.	Agreements with Computer Associates and Minority Interest

      Beginning in June 1999, the Company entered into a series of agreements with Computer Associates. The agreements included a non-exclusive limited-use perpetual license to use the Company’s 3D related technologies and a service agreement whereby the Company would provide a defined number of development

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

personnel to Computer Associates on an as needed basis. Concurrent with the license agreement, the Company also granted Computer Associates a 20% equity interest in Metastream, for certain non-monetary support as consideration. The Company concluded that the series of transactions with Computer Associates should be viewed in the aggregate and the monetary consideration allocated to each component based on their fair values. Since the limited-use license of related technologies was a unique, one-time transaction, the Company did not have the requisite evidence of its fair value pursuant to the provisions of SOP No. 97-2. An independent valuation of the 20% interest in Metastream indicated a fair value in excess of the monetary consideration ascribed to Computer Associates limited-use licensing rights; therefore, the Company concluded the appropriate recognition for the transactions was to allocate the committed monetary consideration to the equity component. The Company allocated the consideration received of $7,000,000 between minority interest and “change in interest gain” pursuant to the provisions of SAB No. 51. The “change in interest gain” has been recorded to paid-in capital in the Company’s consolidated balance sheets.

      For financial reporting purposes, the assets, liabilities and earnings of Metastream are included in the Company’s consolidated financial statements. Computer Associates’ and another minority shareholder’s combined 20% interest in Metastream was recorded as minority interest in the Company’s consolidated balance sheets, and the losses allocable to their 20% interest have been reported as minority interest in the Company’s consolidated statements of operations.

      In connection with the grant of stock options in Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $24,206,000 and $16,811,000 for the years ended December 31, 2000 and 1999, respectively. This deferred compensation represented the difference between the fair value of Metastream common stock and the exercise price of these options at the date of grant. Minority interest in the Company’s consolidated balance sheets was credited with its proportionate interest in stock-based compensation expense that was recognized through November 30, 2000.

      On August 10, 2000, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Computer Associates pursuant to which the Company issued to Computer Associates 1.15 shares of the Company’s common stock in exchange for each share of common stock of Metastream held by Computer Associates. On consummation of the share exchange in November 2000, Computer Associates exchanged its 4,800,000 shares of Metastream common stock for 5,520,000 newly issued shares of Company common stock.

      The consideration paid by the Company in connection with the exchange approximated $57,087,000, consisting of the following:

•	The issuance of 5,520,000 shares of Company common stock valued at $10.25 per common share, which was the average market price of the Company’s common stock for the two trading days before and after August 10, 2000, for equity consideration of $56,580,000; and

•	Transaction costs of $507,000.

      The exchange of shares was accounted for as an acquisition of minority interest under the purchase method of accounting. Accordingly, the purchase price was allocated to goodwill, net of the carrying value of Computer Associates’ minority interest. The goodwill recorded was being amortized over four years.

      On completion of the share exchange with Computer Associates and the preferred stock exchanges with AOL and Adobe, the Company owned 99.8% of the outstanding capital stock of Metastream. The other shareholder holding an interest in Metastream was a former director of the Company who was issued and subsequently exercised an option to purchase 50,000 shares of Metastream common stock. This shareholder’s shares were exchanged for 57,500 newly issued shares of Company common stock, which was accounted for as an acquisition of minority interest under the purchase method of accounting. Accordingly, the purchase price of $270,000 was allocated to goodwill, net of the carrying value of this shareholder’s minority interest. The goodwill acquired was being amortized over four years.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to the acquisitions of minority interest totaled $10,723,000 and $894,000 for the years ended December 31, 2001 and 2000, respectively. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of January 1, 2002.

      Subsequent to the acquisitions of minority interest, the Company merged with Metastream.

      On September 8, 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, a wholly owned subsidiary of Computer Associates. The acquisition was accounted for under the purchase method of accounting. The purchase price of $19,169,000, excluding contingent consideration in the maximum amount of $30,000,000 in notes payable, consisted of 715,000 shares of the Company’s common stock valued at $8,938,000, cash consideration of $10,000,000 and $231,000 in direct acquisitions costs. The contingent consideration consisted of two promissory notes each in the maximum amount of $15,000,000. Both notes were contingent upon the achievement of certain levels of future operating results and employee retention through March 8, 2002.

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

      The amount due Computer Associates under the promissory note due June 8, 2001, and the subsequent agreements entered into in 2001, was approximately $4,657,000. For repayment of the first $4,000,000, the number of common shares to be issued was calculated on the basis of the average closing price of Viewpoint common stock over the ten-day trading period ending on and including June 8, 2001. The number of shares to be issued to Computer Associates was 744,740. For repayment of the remaining $657,000, the Company had the option of paying cash or issuing unregistered shares of Viewpoint common stock valued at $4.00 per share. In connection with this promissory note, the Company recorded $4,753,000 of additional goodwill and due to related parties in its consolidated balance sheet based on the closing price of Viewpoint common stock on June 8, 2001. In June 2002 Viewpoint issued Computer Associates 909,093 shares of common stock in full satisfaction of this promissory note. The amount due Computer Associates under the second contingent promissory note due April 30, 2002 is approximately $2,928,000 and the Company recorded additional goodwill and due to related parties in its consolidated balance sheet. The additional goodwill was immediately written off and is included in the $6,275,000 impairment of goodwill and other intangible assets in the consolidated statements of operations.

      The purchase price, in excess of the value of tangible assets and liabilities assumed of $2,333,000, had been allocated as follows: $3,253,000 to a covenant not to compete, $3,180,000 to work force, $1,558,000 to technology, $1,203,000 to customer list, $963,000 to in-process research and development, $643,000 to trade name and $13,717,000 to goodwill. Goodwill and other intangibles, excluding in-process research and development were being amortized over their expected periods of benefit, which ranged from 1.5 to 4 years. Amortization expense of $6,730,000 and $1,980,000 was recorded for the years ended December 31, 2001 and 2000, respectively. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of January 1, 2002. In-process research and development totaling $963,000, was written off in 2000. The operating results of Viewpoint Digital have been included in the accompanying consolidated financial statements from the date of acquisition.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following unaudited pro forma consolidated amounts give affect to the Viewpoint Digital acquisition and the minority interest acquisitions, as if they all had taken place on January 1, 2000. In management’s opinion, the following unaudited pro forma consolidated information is not necessarily indicative of the actual results that would have occurred had the acquisitions been consummated on January 1, 2000, and should not be construed as being representative of future operating results.

Year Ended
December 31, 2000

(In thousands, except
Per share amounts)
Revenues	$8,244
Net loss from continuing operations applicable to common shareholders	$(79,207)
Basic and diluted net loss per common share from continuing operations	$(2.30)

11.	Employee Benefit Plans

401(k) Plan

      In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $85,000, $96,000, and $91,000 to the 401(k) Plan during the years ended December 31, 2002, 2001 and 2000, respectively.

Stock Option Plans

1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

      The Company’s 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the “1994 Plan”) provided for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 2002, options to purchase an aggregate of 17,000 shares of common stock were outstanding under the 1994 Plan. At December 31, 2002, no shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

1995 Stock Plan

      The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, Metastream’s Option Plan was merged into the Company’s 1995 plan. As of December 31, 2002, options to purchase an aggregate of 7,677,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 2002, an aggregate of 261,000 shares of common stock were reserved for future issuance under the 1995 Plan.

1995 Director Option Plan

      The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of ten years. As of December 31, 2002, 110,000 options were outstanding under the 1995 Director Plan. At December 31, 2002, an aggregate of 10,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

1996 Nonstatutory Stock Option Plan

      The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2002, options to purchase an aggregate of 1,701,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2002, an aggregate of 560,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

Metastream Option Plan

      Metastream’s Stock Plan (the “Metastream Option Plan”) provided for the grant to employees (including officers and employee directors), non-employee directors and consultants, of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, all outstanding options to purchase Metastream common stock were converted into options to purchase 1.15 shares of Company common stock at an exercise price equal to the exercise price of the converted option divided by 1.15, and the Metastream Option Plan was merged into the 1995 Plan.

Options Issued Under Stock Option Plans

      The following summarizes activity in the Stock Option Plans for the years ended December 31, 2000, 2001 and 2002 (in thousands, except per share data):

		Options Outstanding
	Options
	Available	Number	Weighted
	for	of	Average
	Grant	Shares	Exercise Price

Options outstanding at December 31, 1999	1,698	6,459	$5.78
Shares reserved under plans	7,250	—	—
Reduction in shares reserved under plans	(9)	—	—
Granted — exercise price equal to fair value	(306)	306	7.77
Exchange of options as part of merger	(9,222)	9,222	2.45
Exercised	—	(2,678)	4.69
Canceled	3,174	(3,174)	5.54

Options outstanding at December 31, 2000	2,585	10,135	$3.17
Reduction in shares reserved under plans	(77)	—	—
Granted — exercise price equal to fair value	(2,887)	2,887	4.42
Granted — exercise price greater than fair value	(572)	572	6.07
Granted — exercise price less than fair value	(26)	26	2.83
Exercised	—	(1,657)	1.49
Canceled	1,566	(1,566)	4.18

Options outstanding at December 31, 2001	589	10,397	$3.79
Granted — exercise price equal to fair value	(1,677)	1,677	5.10
Exercised	—	(650)	2.12
Canceled	1,919	(1,919)	5.75

Options outstanding at December 31, 2002	831	9,505	$3.75

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following summarizes information about the Company’s stock options outstanding at December 31, 2002 (in thousands, except per share data and lives):

	Outstanding			Exercisable

			Weighted		Weighted
			Average		Average
		Average	Exercise		Exercise
Exercise Price Range	Shares	Life(a)	Price	Shares	Price

$0.87 — $0.87	2,225	6.97	$0.87	1,931	$0.87
$1.87 — $4.18	2,550	8.48	3.38	738	2.78
$4.25 — $5.15	2,740	6.96	4.61	2,109	4.61
$5.38 — $8.50	1,825	8.12	5.93	602	6.01
$8.56 — $12.88	160	7.04	9.26	149	9.24
$25.13 — $25.13	5	3.00	25.13	5	25.13

Total	9,505	7.59	$3.75	5,534	$3.36

(a)	Average contractual remaining life in years.

      The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection with the RTG acquisition in December 1996. At December 31, 2002 and 2001 accrued incentive compensation related to the options, which are fully vested totaled $545,000.

      The following summarizes options exercisable at December 31, 2002, 2001 and 2000, (in thousands):

	December 31,

	2002	2001	2000

Options exercisable	5,534	4,605	4,478

Options Issued Under Metastream Option Plan

      The following summarizes activity in the Metastream Option Plan for the years ended December 31, 1999 and 2000 (in thousands, except per share data):

		Options Outstanding

	Options		Weighted
	Available	Number	Average
	For	of	Exercise
	Grant	Shares	Price

Options outstanding at December 31, 1999	2,377	3,623	$1.00
Shares reserved under plan	2,000	—	—
Granted — exercise price below fair value	(4,084)	4,084	4.01
Granted — exercise price equal to fair value	(421)	421	6.69
Exercised	—	(50)	1.00
Cancelled	59	(59)	3.01
Exchange of options as part of merger	8,019	(8,019)	2.82
Termination of plan	(7,950)	—	—

Options outstanding at December 31, 2000	—	—	$—

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation

      In connection with the grant of stock options in Metastream to certain employees and non-employee directors, the Company recorded total deferred compensation of approximately $26,024,000 and $16,811,000 for the years ended December 31, 2000 and 1999, respectively. This deferred compensation represented the difference between the fair value of Metastream common stock and the exercise price of the options at the date of grant. Minority interest in the Company’s consolidated balance sheets was credited for $12,011,000 and $6,081,000 for the years ended December 31, 2000 and 1999, respectively, which represented non-cash stock-based compensation charges related to Metastream stock options.

      In connection with the grant and cancellation of stock options to certain employees and non-employee directors subsequent to the merger of the Company and Metastream, the Company reduced total deferred compensation by approximately $2,010,000, $4,975,000, and $1,818,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Non-cash stock-based compensation charges of $5,139,000, $6,341,000 and $330,000 were recognized during the years ended December 31, 2002, 2001, and 2000 respectively.

      In connection with the issuance of stock options to non-employees for services performed, the Company recorded non-cash stock-based compensation charges of $283,000 and $832,000 during the years ended December 31, 2002 and 2001, respectively. The non-cash stock-based compensation charges recorded for non-employees represents the fair value of options using a Black-Scholes option-pricing model with the following weighted average assumptions, varying with the specifics details for each consultant agreement: risk-free interest rates ranging from 1.19% to 1.83%, contractual life of three months to one year, dividend yield of zero, and expected volatility ranging from 74% to 100%.

12.	Commitments and Contingencies

Commitments

      The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. In conjunction with the acquisition of Viewpoint Digital in 2000, the Company also leases office space in Salt Lake City, Utah and Los Angeles, California, with lease terms through April of 2010 and December of 2004, respectively.

      The Company also leases certain equipment and a vehicle for an executive of the Company with lease terms of up to three years. Rent expense for office space, equipment, and the executive’s vehicle totaled approximately $1,208,000, $2,202,000 and $2,259,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income totaled approximately $177,000 for the year ended December 31, 2000.

      Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 2002 are as follows (in thousands):

2003	$1,117
2004	1,125
2005	908
2006	951
2007	966
Thereafter	1,596

$6,663

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal Proceedings

      The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

13.	Concurrent Transactions

      During the year ended December 31, 2001, the Company established a strategic relationship with one of its customers whereby the customer purchased licenses from the Company and the Company agreed to purchase publicly traded equities of the customer’s parent. The Company also entered into a license agreement with another customer in exchange for the customer’s mass distribution of the Viewpoint Media Player to an important target audience.

      The above transactions effectively include nonmonetary sales of our software for equity securities and services of our customers, and accordingly the Company used the fair market value of the equities and services received in determining the amount of revenues and expenses to record. Total revenues and expenses for the year ended December 31, 2001, were $429,000 and $264,000, respectively, related to these transactions.

14.	Income Taxes

      The components of the provision for income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	Years Ended
	December 31,

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	45	—	—
Foreign	62	—	—

Total current	107	—	—
Deferred:	—	—	—
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred	—	—	—

	$107	$—	$—

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	Years Ended December 31,

	2002	2001	2000

Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal income tax benefit	(4.44)	(3.17)	(3.03)
Other	0.95	0.83	(0.75)
Amortization and impairment of goodwill and other intangibles	9.13	16.28	2.49
Prior period adjustment	(10.20)	(3.30)	(6.78)
Non-cash sales and marketing charges	—	(12.06)	12.06
Change in valuation reserve	38.97	35.42	32.68
Minority interest	—	—	(2.67)

Effective income tax rate	0.41%	—%	—%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Accrued expenses	$510	$542
Tax credit carryforwards	3,413	3,247
Basis differential	925	628
Net operating loss carryforwards	68,243	59,495
Other	61	455

	73,152	64,367
Valuation allowance	(70,643)	(60,593)

Net deferred tax assets	2,509	3,774
Net deferred tax liabilities	(2,509)	(3,774)

Net deferred taxes	$—	$—

      The valuation allowance for deferred taxes increased by approximately $10,050,000 and $18,549,000 during 2002 and 2001, respectively, providing a full valuation allowance against the Company’s net deferred tax assets. The Company’s net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management’s assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term based on actual operating results and revised financial statement projections.

      At December 31, 2001, the Company has net operating loss and tax credit carryforwards of approximately $168,236,000 and $3,413,000, respectively, for federal income tax purposes, which begin to expire in 2011. The Company’s federal net operating loss carryforward relates to the Company’s acquisitions of RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company’s state net operating

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforward primarily relates to the net losses incurred by the Company. Additionally, the Company has net operating loss carryforwards of approximately $1,948,000 for foreign income tax purposes, which begin to expire in 2006. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company’s ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

15.	Comprehensive Loss

      Total comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(25,893)	$(52,370)	$(55,956)
Foreign currency translation adjustment	(9)	(27)	137
Unrealized gain (loss) on marketable securities	(45)	33	81

Comprehensive loss	$(25,947)	$(52,364)	$(55,738)

16.	Segment Information and Enterprise-Wide Disclosures

      The Company’s continuing operations are focused on one business segment, e-commerce visualization. The Company is organized into a single reporting segment, which is evaluated by management for making operating decisions and assessing performance. The Company’s customers consist primarily of companies located in the United States. The Company’s long-lived assets from continuing operations are primarily located in the United States.

Major Customers

      Customers whose revenues represent greater than 10 percent of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Years Ended December 31,

	2002	2001	2000

Customer A	51%	11%	—%
Customer B	—%	—%	14%
Customer C	—%	—%	26%

      Customers whose accounts receivable represent greater than 10 percent of the Company’s consolidated net accounts receivable from continuing operations at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

Customer A	17%	—%
Customer B	—%	28%
Customer D	16%	—%

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial information for the years 2002 and 2001 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Fiscal year 2002:
Total revenues	$4,858	$5,304	$5,326	$2,651
Gross profit	3,841	4,254	4,195	1,909
Net loss from continuing operations	(10,984)	(3,685)	(4,009)	(7,342)
Adjustment to net loss on disposal of discontinued operations	—	93	9	25
Net loss	(10,984)	(3,592)	(4,000)	(7,317)
Basic and diluted net loss per share	(0.27)	(0.09)	(0.10)	(0.18)
Fiscal year 2001:
Total revenues	$2,791	$2,751	$3,967	$4,499
Gross profit	1,885	2,116	2,998	3,417
Net loss from continuing operations	(12,049)	(12,532)	(11,539)	(17,372)
Adjustment to net loss on disposal of discontinued operations	—	730	—	392
Net loss	(12,049)	(11,802)	(11,539)	(16,980)
Basic and diluted net loss per share	(0.32)	(0.31)	(0.29)	(0.42)

VIEWPOINT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charged to				Balance at
	Beginning	Costs and	Charged to			End of
Description	of Period	Expenses	Other		Deductions	Period

	(In thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2002	$986	$741	$—		$169	$1,558
Year Ended December 31, 2001	796	544	126	(1)	480	986
Year Ended December 31, 2000	—	40	756	(1)	—	796
Allowance for Notes Receivable:
Year Ended December 31, 2002	$750	$612	$—		$—	$1,362
Year Ended December 31, 2001	2,192	(665)	—		777	750
Year Ended December 31, 2000	—	2,192	—		—	2,192
Allowances related to Discontinued Operations:
Year Ended December 31, 2002	$595	$—	$—		$595	$—
Year Ended December 31, 2001	2,416	—	—		1,821	595
Year Ended December 31, 2000	14,745	—	—		12,329	2,416
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2002	$60,593	$10,050	$—		$—	$70,643
Year Ended December 31, 2001	42,044	18,549	—		—	60,593
Year Ended December 31, 2000	23,611	18,433	—		—	42,044

(1)	Reserves established in connection with the acquisition of Viewpoint Digital, Inc. (“Viewpoint Digital”).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business- Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2003 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(A) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

      Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)     The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

3. Exhibits.

      Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
2.2	Stock Purchase Agreement between the Registrant and Real Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant’s Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
2.3	Agreement and Plan of Reorganization, dated as of February 11, 1997, among MetaTools, Inc., a Delaware corporation, Fractal Design Corporation, a Delaware corporation, and Rook Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, filed on April 28, 1997 (File No. 333-25939))
2.4	Agreement and Plan of Merger among Fractal Design Corporation, a California corporation, and Rook Acquisition Corp., a Delaware corporation, dated as of May 29, 1997 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
2.5	Stock Purchase Agreement, dated as of August 23, 2000, by And between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

      Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 (File No. 000-27168))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
3.3	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

      Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/ A, filed on October 29, 1999 (File No. 000-27168))
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))

      Exhibit No. 10: Material Contracts

      Executive Compensation Plans and Agreements

10.1	1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.2	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.3	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.4	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.5	Letter Agreement between the Registrant and Christopher Gentile, dated June 25, 1999 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.6	Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.7	Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))
10.8	Letter Agreement between the Registrant and Jeffrey J. Kaplan, dated January 29, 2001 (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.9	Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 (File No. 000-27168))
10.10	Letter Agreement between the Registrant and Mark S. Gray dated January 11, 2002 (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))
10.11	Letter Agreement between the Registrant and Thomas Morgan dated March 22, 2002 (incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))

      Other Material Contracts

10.12	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.13	Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates International, Inc. and Registrant (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.14	Series A Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and American Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))
10.15	Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))
10.16	Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant’s Proxy Statement filed on October 31, 2000 (File No. 000-27168))

10.17	Securities Purchase Agreement, dated as of December 31, 2002, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003).
10.18	Form of Replacement 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003).
10.19	Form of Subsequent/ Additional 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003).
10.20	Form of Initial Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003).
10.21	Form of Subsequent/ Additional Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003).
10.22	Registration Rights Agreement, dated as of March 25, 2003, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003).
10.23	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003).
10.24	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003).
10.25	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003).
10.26	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003).
10.27	Form of Redemption Warrant for Common Stock of The Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003).

      Exhibit No. 21: Subsidiaries of the Registrant

21.1	Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

      Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

      Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

      Exhibit No. 99: Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 2003.

VIEWPOINT CORPORATION

By:	/s/ ROBERT E. RICE

Robert E. Rice
President and Chief Executive Officer

Dated: March 31, 2003

POWER OF ATTORNEY

      KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony L. Pane and Brian J. O’Donoghue, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ ROBERT E. RICE Robert E. Rice Director, President and Chief Executive Officer (Principal Executive Officer)	Dated: March 31, 2003

By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: March 31, 2003

By:	/s/ THOMAS BENNETT Thomas Bennett Director	Dated: March 31, 2003

By:	/s/ JAMES CRABBE James Crabbe Director	Dated: March 31, 2003

By:	/s/ SAMUEL H. JONES, JR. Samuel H. Jones, Jr. Director	Dated: March 31, 2003

By:	Lennert J. Leader Director

CERTIFICATIONS

I, Robert E. Rice, certify that:

      1. I have reviewed this annual report on Form 10-K of Viewpoint Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ROBERT E. RICE

Robert E. Rice
President and Chief Executive Officer

Dated: March 31, 2003

I, Anthony L. Pane, certify that:

      1. I have reviewed this annual report on Form 10-K of Viewpoint Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ ANTHONY L. PANE

Anthony L. Pane
Senior Vice President and
Chief Financial Officer

Dated: March 31, 2003