Form 10-K/A
period 2002-12-31
VIEWPOINT CORP/NY/
filed 2003-04-30
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)     Yes ☑          No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002	197,477,449
Number of shares of common stock outstanding as of April 28, 2003	45,985,507

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

      Fee-based professional services for customized software development are performed on a time-and-material or fixed-fee basis, under separate service arrangements. Revenues for fixed-fee arrangements are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” and SAB No. 101. Percent-

age-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Customers whose accounts receivable represent greater than 10 percent of the Company’s consolidated net accounts receivable from continuing operations at December 31, 2002 and 2001 are as follows:

	December 31,

	2002	2001

Customer A	17%	—%
Customer B	—%	28%
Customer D	16%	—%

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial information for the years 2002 and 2001 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Fiscal year 2002:
Total revenues	$4,858	$5,304	$5,326	$2,651
Gross profit	3,841	4,254	4,195	1,909
Net loss from continuing operations	(10,984)	(3,685)	(4,009)	(7,342)
Adjustment to net loss on disposal of discontinued operations	—	93	9	25
Net loss	(10,984)	(3,592)	(4,000)	(7,317)
Basic and diluted net loss per share	(0.27)	(0.09)	(0.10)	(0.18)
Fiscal year 2001:
Total revenues	$2,791	$2,751	$3,967	$4,499
Gross profit	1,885	2,116	2,998	3,417
Net loss from continuing operations	(12,049)	(12,532)	(11,539)	(17,372)
Adjustment to net loss on disposal of discontinued operations	—	730	—	392
Net loss	(12,049)	(11,802)	(11,539)	(16,980)
Basic and diluted net loss per share	(0.32)	(0.31)	(0.29)	(0.42)

VIEWPOINT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

	Balance at	Charged to				Balance at
	Beginning	Costs and	Charged to			End of
Description	of Period	Expenses	Other		Deductions	Period

	(In thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2002	$986	$741	$—		$169	$1,558
Year Ended December 31, 2001	796	544	126	(1)	480	986
Year Ended December 31, 2000	—	40	756	(1)	—	796
Allowance for Notes Receivable:
Year Ended December 31, 2002	$750	$612	$—		$—	$1,362
Year Ended December 31, 2001	2,192	(665)	—		777	750
Year Ended December 31, 2000	—	2,192	—		—	2,192
Allowances related to Discontinued Operations:
Year Ended December 31, 2002	$595	$—	$—		$595	$—
Year Ended December 31, 2001	2,416	—	—		1,821	595
Year Ended December 31, 2000	14,745	—	—		12,329	2,416
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2002	$60,593	$10,050	$—		$—	$70,643
Year Ended December 31, 2001	42,044	18,549	—		—	60,593
Year Ended December 31, 2000	23,611	18,433	—		—	42,044

(1)	Reserves established in connection with the acquisition of Viewpoint Digital, Inc. (“Viewpoint Digital”).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers

      The following table sets forth certain information regarding the Company’s directors and executive officers as of April 28, 2003:

Name	Age	Position

Robert E. Rice	48	Chairman, President and Chief Executive Officer
Thomas Bennett	47	Director
James E. Crabbe	57	Director
Samuel H. Jones, Jr.	69	Director
Lennert J. Leader	48	Director
Mark Gray	32	Executive Vice President, Sales
Jeffrey J. Kaplan	54	Executive Vice President, Business Affairs
Sreekant Kotay	30	Executive Vice President, Technology, Marketing, and Strategy
Thomas Morgan	44	Executive Vice President, Operations
Brian O’Donoghue	39	Executive Vice President and General Counsel
Anthony L. Pane	36	Senior Vice President and Chief Financial Officer

Robert E. Rice, Chairman, President and Chief Executive Officer

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

Thomas Bennett, Director

      Mr. Bennett has been a Director of the Company since November 2000. He has been with Computer Associates International, Inc. since 1988 and has been serving as its Senior Vice President of Business Development since April 1997. On February 8, 2000, he became a director of Metastream Corporation (a subsidiary of the Company from Metastream’s formation in June 1999 until its merger with the Company in November 2000).

James E. Crabbe, Director

      James E. Crabbe became a Director of the Company on March 1, 2003. Mr. Crabbe served as president of the Crabbe Huson Group, Inc., a registered investment advisor, from 1980 until the time of its sale to Liberty Financial Services, Inc. in 1998. Crabbe Huson had over $5.5 billion in assets under management at the time of its sale to Liberty Financial. Mr. Crabbe remained an employee of Liberty until 2000. Mr. Crabbe is currently chairman of the board of directors of VendingData Corporation, a company in the business of designing and manufacturing machines used in the gambling industry.

Samuel H. Jones, Jr., Director

      Mr. Jones has been a Director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991. Mr. Jones founded S-J Transportation Company, an industrial waste transportation company, in 1971 and served as its President until 2002. Mr. Jones is a director of Fulton Financial Corp.

Lennert J. Leader, Director

      Mr. Leader has been a Director of the Company since November 2000. Mr. Leader became President of AOL Time Warner Ventures upon the merger of America Online, Inc. and Time Warner Inc. in January 2001. Prior to the merger, Mr. Leader served as President of AOL Investments, a division of America Online, Inc., beginning in February 1998. Mr. Leader served as Senior Vice President, Chief Financial Officer, and Treasurer of AOL from September 1989 until July 1998. Prior to joining AOL, Mr. Leader was Vice President of Finance of LEGENT Corporation, a computer software and services company, from March 1989 to September 1989, and Chief Financial Officer of Morino, Inc., a computer software and services company, from 1986 to March 1989 and Director of Finance from 1984 to 1986. Prior to joining Morino, Inc. in 1984, he was an audit manager of Price Waterhouse. Mr. Leader serves as a director of iVillage Inc.

Mark Gray, Executive Vice President, Sales

      Mr. Gray joined Viewpoint in January 2002 as Vice President of Strategic Marketing. Before coming to Viewpoint, Mr. Gray served as Vice President of Delivery and Integration at Dotglu, a CRM focused agency. Before joining Dotglu, Mr. Gray focused on managing and expanding existing relationships, creating revenue-generating service lines, and forming strategic partnerships and alliances in the positions of Client Partner, Media and Entertainment Practice Lead, and Director of Incubation Services at Viant, a digital professional services provider. Before Viant, Mr. Gray was the co-founder of the New York Metro office of USWeb, a web services provider. Mr. Gray has also held positions at two global advertising agencies, Ammirati Puris Lintas and J. Walter Thompson, and oversaw production at Jersey Cow Software Company, Inc., a producer of educational multimedia CD-ROMs. Mr. Gray became Executive Vice President of Sales in August 2002.

Jeffrey J. Kaplan, Executive Vice President, Business Affairs

      Mr. Kaplan has been the Executive Vice President of Business Affairs of the Company since November 2001 and was Executive Vice President and Chief Financial Officer from February 2001 to November 2001. Mr. Kaplan served as Executive Vice President and Chief Financial Officer of Rare Medium Group, Inc. from September 1999 until joining the Company and served as Executive Vice President, Chief Financial Officer and Director of Safety Components International, Inc., a leading manufacturer of airbag cushions and fabric from February 1997 to August 1999. Safety Components filed for bankruptcy on April 10, 2000 and emerged from bankruptcy on October 11, 2000. From October 1993 to February 1997, Mr. Kaplan served as Executive Vice President, Chief Financial Officer and Director of International Post Limited, a leading provider of post-production services for commercial and advertising markets.

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

Thomas Morgan, Executive Vice President, Operations

      Mr. Morgan joined Viewpoint in March 2002 as General Manager of Enterprise Solutions. Before joining Viewpoint, Mr. Morgan was a senior partner of Fusion Technologies, Inc., a multi-national IT consulting firm specializing in web application development and integrated offshore software development. In this role, he was responsible for all strategic and operational activities of the company. Prior to entering the technology industry, Mr. Morgan served as a corporate and finance attorney in the Boston area. Mr. Morgan holds a Juris Doctorate from Boston College Law School and a BA in Economics from Harvard University.

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

Anthony L. Pane, Senior Vice President and Chief Financial Officer

      Mr. Pane joined the Company as Vice President and Controller in August 2000 and has served as Senior Vice President and Chief Financial Officer since November 2001. From May 1999 to August 2000, Mr. Pane served as Controller of Computer Generated Solutions, Inc. From July 1997 to March 1999, Mr. Pane was the Vice President and Controller of the American Stock Exchange, Inc. From July 1994 to July 1997, Mr. Pane served in various positions with Alliance Entertainment Corp., including as Chief Financial Officer of its subsidiary, Abbey Road Distributors. Mr. Pane also served in various positions, including Manager, for six years at PricewaterhouseCoopers and Ernst & Young.

      There is no family relationship among any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers, and persons who own more than ten percent of a registered class of the Company’s securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company believes that during the year ended December 31, 2002, its officers, directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements, except that Mayer Offman, Generic Trading of Philadelphia, LLC, Gabriel Capital, LP, Ariel Fund Limited and Simaru Associates, LLC, whom the Company believes became beneficial owners of greater than 10% of the Company common stock in 2002, may have been required to file Form 3s and Form 4s but have not done so. In addition, the Company believes that RS Investment Management Co. LLC, RS Investment Management, L.P., RS Diversified Growth Fund and G. Randall Hecht, whom the Company believes became beneficial owners of greater than 10% of the Company common stock in 2002, may have been required to file Form 3s but have not done so.

Item 11.	Executive Compensation

      The following table presents certain information with respect to annual compensation and long-term compensation awarded during fiscal years 2000, 2001, and 2002 to the Company’s Chief Executive Officer and

its five other most highly compensated executive officers as of December 31, 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation					Securities
							Underlying
					Other Annual		Company
Name and Principal Position	Year	Salary	Bonus		Compensation		Options

Robert Rice	2002	$330,000	—		$29,517	(1)	—
Chairman, President and	2001	330,000	—		$18,004	(2)	1,200,000
Chief Executive Officer	2000	275,000	1,309,959	(3)	$1,107,160	(4)	287,500
Paul Kadin	2002	200,000	—		—		—
Executive Vice President,	2001	200,000	35,000		—		—
Business Development	2000	155,589	30,000		—		460,000
Jeff Kaplan	2002	206,083	—		—		—
Executive Vice President,	2001	219,771	50,000		—		460,000
Business Affairs
Sreekant Kotay	2002	200,000	—		—		—
Executive Vice President, Technology	2001	200,000	—		—		—
Marketing & Strategy	2000	170,000	—		—		—
Brian O’Donoghue	2002	200,000	—		—		200,000
Executive Vice President	2001	187,499	—		—		—
and General Counsel	2000	100,000	30,000		—		230,000
Anders Vinberg	2002	200,000	—		—		—
Executive Vice President,	2001	200,000	—		—		—
Technology, Engineering and	2000	66,667	—		—		1,185,000
Information Systems

(1)	Represents auto allowance of $9,660 and reimbursement in 2002 for life insurance premiums for 2000 and 2001 and taxes thereon ($5,488) and payment of life insurance premium and taxes thereon for period beginning in April 2002 and ending in April 2003 ($14,369).

(2)	Represents auto allowance.

(3)	Represents loan forgiveness of $1,244,959, triggered by contractually specified events which occurred during 2000, and annual bonus of $65,000.

(4)	Represents amount reimbursed for the payment of taxes due for the forgiveness of principal and interest on the loan described in footnote (3) and auto allowance of $30,500.

Stock Option Grants

      The following table presents information regarding stock options granted to the Named Executive Officers during 2002. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of Company common stock.

Company Option Grants in 2002

	Individual Grants
					Potential Realizable Values
	Number of	Percent of			at Assumed Annual Rates
	Securities	Total Options			of Stock Price Appreciation
	Underlying	Granted to			for Option Term
	Options	Employees in	Exercise or	Expiration
Name	Granted	Fiscal Year	Base Price	Date	5%	10%

Brian O’Donoghue	200,000 (1)	11.98%	$4.08	08/08/12	$513,178	$1,300,494

(1)	Twenty-five percent (25%) of the shares subject to the option vest on the first anniversary of the date of grant and one thirty-sixth vests each month thereafter.

      The following table presents information with respect to options to purchase Company common stock exercised during fiscal year 2002 by the Named Executive Officers, and the value of unexercised options at December 31, 2002.

Company Option Exercises in 2002 and Fiscal Year-End Option Values

			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options at
	Shares		December 31, 2002		December 31, 2002(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert E. Rice	—	—	1,431,644	1,328,021	$761,875	$100,625
Paul Kadin	—	—	352,667	107,333	—	—
Jeff Kaplan	—	—	210,833	249,167	—	—
Sreekant Kotay	25,200	$124,526	904,154	116,146	$702,675	$116,146
Brian O’Donoghue	—	—	164,834	265,166	—	—
Anders Vinberg	—	—	946,875	238,125	—	—

(1)	The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Company common stock at December 31, 2002 ($1.87).

Compensation of Directors

      The Company reimburses each of its non-employee directors as follows: each non-employee director is paid (i) $2,500 at the end of each fiscal quarter in which he or she is a director, (ii) $1,000 for each regular Board meeting he or she attends in person, and (iii) $500 for each Board committee meeting he or she attends in person; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to any director for all such meetings attended by such director on such date.

      Non-employee directors participate in the Company’s 1995 Director Option Plan (the “Director Plan”). Under the Director Plan, each non-employee director who joins the Board is automatically granted a non statutory option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director automatically receives a non statutory option to purchase 5,000 shares of Common Stock on January 1 of each year, provided the director has been a member of the Board for at least six months. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. The 20,000 share grant vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. The 5,000 share grant vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.

Employment Agreements with Executive Officers

      The Company entered into employment agreements with Messrs. Rice, Kaplan, Vinberg, Kadin, Kotay, and O’Donoghue.

      The Company entered into an employment agreement with Mr. Rice in December 2001 for a two-year term ending December 31, 2003 which provides for an annual base salary of $330,000. In addition, the Company granted Mr. Rice two options to purchase shares of the Company’s common stock at a price of $3.88 per share, the fair market value of the Company’s common stock on the date of grant. One of the stock option grants provides Mr. Rice with the option to acquire 200,000 shares, with 25% of the total grant vesting on the first anniversary of date of grant and the remainder vesting at the rate of 1/36th per month thereafter. The second option grant provides Mr. Rice with the option to acquire 1,000,000 shares (the “Performance-Based Option”). Six and three-tenths percent (6.3%) of the shares subject to the Performance-Based Option will vest at the end of each fiscal quarter in which the Company achieves financial goals established by the Board of Directors. If the Company does not achieve such financial goals, the allotted shares will not vest and Mr. Rice will have no right to exercise the option with respect to the allotted shares except in accordance with the following. If there is a change in control of the Company (as defined in the employment agreement), a percentage of the unvested portion of the Performance-Based Option will vest equal to the multiple of the exercise price received by the Company as consideration in the change in control. For example, if the per share consideration received by the Company in the change in control is twice the exercise price of the Performance-Based Option, fifty percent of the unvested portion of the Performance-Based Option will vest.

      Mr. Rice’s employment agreement provides that if his employment is terminated by the Company without cause (as defined in the agreement), or by Mr. Rice for good reason (as defined), he will be entitled to immediate vesting of all of his unvested Company stock options (other than the Performance-Based Option) and severance pay equal to twice his annual base salary.

      The Company’s employment agreement with Mr. Kaplan provides for his employment at a base salary of $200,000 per year. Mr. Kaplan also received a signing bonus of $50,000 upon the commencement of his employment, and a stock option to purchase 460,000 shares of the Company’s common stock at an exercise price of $6.13 per share, which was the closing price of the Company’s common stock on the day before Mr. Kaplan commenced employment. The option vests over a four-year period, with 25% of the shares vesting on February 15, 2002 and the balance vesting at the rate of 1/36th per month.

      Under the employment agreement, the Company loaned $375,000 to Mr. Kaplan. The loan bears interest at 4.94% per year, the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day the loan was made. The loan is secured solely by Mr. Kaplan’s stock options in the Company and is non-recourse to Mr. Kaplan, unless the Company fires Mr. Kaplan for cause (as defined) or Mr. Kaplan quits without good reason (as defined), in which case the loan will become fully recourse to him.

      Mr. Kaplan’s employment agreement provides that if there is a change of control (as defined in the agreement) of the Company, he will be entitled to immediate vesting of the Company stock option described above. In addition, if Mr. Kaplan’s employment is terminated by the Company without cause (as defined) or if he terminates his employment with good reason (as defined), he will be entitled to severance pay equal to his annual base salary.

      The Company’s employment agreement with Mr. Vinberg, who resigned effective December 31, 2002, provided for his employment at a base salary of $200,000 per year. Under the employment agreement, Mr. Vinberg also received a stock option to purchase 1,035,000 shares of the Company’s common stock at an exercise price of $4.35 per share. Twenty percent of the shares subject to the option vested on his hire date, 20% vested on the first anniversary of his hire date, and the balance vested at the rate of 1/36th per month. In recognition of Mr. Vinberg’s service as a director of Metastream, the employment agreement provided that, for purposes of vesting of this option, the option would vest as though Mr. Vinberg’s hire date was October 1999 if Mr. Vinberg remained employed by the Company at least until February 28, 2001. Mr. Vinberg satisfied this condition. Mr. Vinberg also received a stock option to purchase 172,500 shares of the Company’s common stock at an exercise price of $8.56 per share. This additional option was scheduled to vest over a four-year period, with 25% vesting on September 6, 2002 and the balance vesting at the rate of 1/36th per month. The employment agreement provided that both stock options would fully vest immediately upon a change of control of the Company (as defined).

      Under the employment agreement, the Company loaned $200,000 to Mr. Vinberg. The loan bore interest at the rate of 5.07% per annum, the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day the loan was made. The loan was secured solely by, and was recourse solely to, Mr. Vinberg’s stock options in the Company unless Mr. Vinberg’s employment was terminated by the Company for cause (as defined), in which case the loan would have been fully recourse to Mr. Vinberg. The loan was due on the earlier of the fourth anniversary of the date the loan was made or within 30 days following the date on which Mr. Vinberg’s employment with the Company terminated. Mr. Vinberg resigned from the Company on December 31, 2002. Under the terms of his note, repayment of the loan was due January 31, 2003. Mr. Vinberg has not satisfied his obligations under the note and the Company has foreclosed on the collateral. The total amount of principal and interest due on the date of foreclosure was $217,292.

      Mr. Vinberg’s employment agreement provided that for the first three years of his employment, if his employment was terminated by the Company after a change of control without cause (as defined), or if he resigned from the Company for good reason (as defined), he would be entitled to base salary continuation, including medical benefits, for six months following his termination.

      Mr. Kadin’s employment agreement with the Company provided for a starting base salary of $185,000 per year, with an anticipated annual bonus of $35,000 for his first year of employment and future bonuses as determined by the Board of Directors. Mr. Kadin also received a signing bonus of $30,000 and a stock option to purchase 460,000 shares of the Company’s common stock at an exercise price of $2.61 per share. This option was scheduled to vest over a four-year period, with 20% vesting on the date of hire, 20% vesting on the first anniversary of his hire date, and the balance vesting at the rate of 1/36th per month. Mr. Kadin’s employment agreement provided that if the Company terminated his employment without cause (as defined), he would be entitled to a severance payment equal to six months of his then-current base salary. Mr. Kadin resigned effective March 20, 2003.

      Mr. Kotay entered into an employment agreement with the Company in 1998 under which Mr. Kotay agreed to serve as a director of engineering and the Company agreed to pay to Mr. Kotay a base salary of $170,000 and to grant to Mr. Kotay an option to acquire 35,000 of the Company’s common stock. Mr. Kotay’s employment agreement provides that any and all options granted to him will vest immediately upon a change of control (as defined) of the Company or if his employment is terminated by the Company without cause (as defined).

      Mr. O’Donoghue entered into an employment agreement with the Company in April 2000 under which Mr. O’Donoghue agreed to serve as General Counsel of the Company and the Company agreed to pay to Mr. O’Donoghue a base salary of $150,000 per year and to grant to Mr. O’Donoghue an option to acquire 200,000 shares of the Company’s common stock. The agreement further provided for a bonus of $30,000 payable to Mr. O’Donoghue before the end of 2000. If, within the first 36 months of his employment, Mr. O’Donoghue’s employment is terminated by the Company without cause (as defined) or is terminated by Mr. O’Donoghue for good reason (as defined), Mr. O’Donoghue will receive base salary continuation and medical benefits for 3 months and all stock options held by Mr. O’Donoghue will immediately vest and become exercisable.

Severance Plan

      The Board of Directors resolved in July 2002 to provide the executive officers of the Company with certain benefits in the event their employment is involuntarily terminated within 12 months following a change in control (as defined) of the Company or the executive officer remains with the Company for 12 months following a change in control. Unless superior benefits are otherwise provided in an employment agreement between the Company and the executive officer, the executive officer would be entitled to receive an amount equal to such executive officer’s annual base salary in effect immediately prior to a change in control and the unvested portion of all options granted to such executive officer at any time before the termination of employment will immediately vest and remain exercisable by the executive officer for 6 months following termination of employment.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of the Board of Directors consists of Messrs. Bennett, Jones, and Crabbe. None of the members of the Compensation Committee is a former or current officer or employee of the Company. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of April 28, 2003 regarding the only persons known by the Company to own, directly or indirectly, more than five percent of the Company’s Common Stock. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

	Number	Percentage of
Name and Address of Beneficial Owner	of Shares	Class(1)

G. Randall Hecht(2)	5,466,300	11.8
RS Management Co. LLC
RS Investment Management, L.P.
388 Market Street
Suite 200
San Francisco, CA 94111
Mayer Offman(3)	4,929,291	10.7
1270 Ave. of the Americas, 12th Floor
New York, NY 10020
Computer Associates	3,744,093	8.1
One Computer Associates Plaza
Islandia, NY 11749
Kevin S. Moore(4)	3,703,402	8.0
The Clark Estates
One Rockefeller Plaza, 31st Floor
New York, NY 10020
James E. Crabbe(5)	3,055,600	6.6
1305 SW Myrtle Court
Portland, OR 97201

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 28, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Percentage ownership is based on 45,985,507 shares of Common Stock outstanding on April 28, 2003.

(2)	According to information contained in the Schedule 13G filed with the Commission on February 14, 2003 by RS Investment Management Co. LLC, RS Investment Management, L.P., RS Diversified Growth Fund and, these shares of the Company’s Common Stock are beneficially owned by (i) RS Investment Management, L.P., a registered investment advisor, (ii) RS Diversified Growth Fund, a registered investment company, and (iii) RS Investment Management Co. LLC. RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P. G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management L.P.

(3)	According to information contained in the Schedule 13G filed with the Commission on August 16, 2002 by Mayer Offman, Generic Trading of Philadelphia, LLC, Gabriel Capital, L.P., Ariel Fund Limited and Simaru Associates, LLC, these shares of the Company’s Common Stock were beneficially owned by (i) Mr. Mayer Offman, (ii) Generic Trading of Philadelphia, LLC, of which Mr. Offman has the dispositive power as the authorized trader for the accounts held by Gabriel Capital, LP, Ariel Fund Limited and Simaru Associates, LLC, in which such shares are held and (iii) Gabriel Capital, LP, a Delaware limited liability company with which Mr. Offman serves as Vice-President of the managing member, Shear-Offman, Inc., a Delaware corporation.

(4)	According to information contained in the Schedule 13D filed with the Commission on April 7, 2003 by The Clark Estates, Inc., these shares of the Company’s Common Stock are beneficially owned by (i) The Clark Estates, Inc., a New York corporation, and (ii) Federal Partners, L.P., a limited partnership, the general partner of which is Ninth Floor Corporation. The Clark Estates, Inc. has the sole power to vote or to direct the vote and to dispose of or direct the disposition of all the shares. Mr. Moore is the President and a Director of the Clark Estates.

(5)	According to information contained in the Schedule 13G filed with the Commission on February 10, 2003 by James E. Crabbe, these shares of the Company’s Common Stock were beneficially owned by (i) the James E. Crabbe Revocable Trust, of which Mr. Crabbe is the trustee, (ii) the Phileo Foundation, of which Mr. Crabbe has investment discretion, and (iii) the James E. Crabbe IRA, of which Mr. Crabbe has investment discretion. Mr. Crabbe does not directly own any shares of the issuer.

Security Ownership of Management

      The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock, as of April 28, 2003, by the Company’s directors, nominees for election as directors, Named Executive Officers, and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

			Common
	Number	Vested	Stock and	Percentage of
Name	of Shares	Options(1)	Vested Options	Class(2)

Samuel H. Jones, Jr.	940,055	188,480	1,128,535	2.4
Thomas Bennett(3)	—	16,042	16,042	*
James E. Crabbe	3,055,600	—	3,055,600	6.6
Lennert J. Leader(4)	—	16,042	16,042	*
Robert Rice	—	1,575,289	1,575,289	3.4
Jeffrey J. Kaplan	—	268,333	268,333	*
Paul Kadin	3,500	—	3,500	*
Anders Vinberg	—	—	—	*
Brian O’Donoghue	—	187,834	187,834	*
Sreekant Kotay	—	996,029	996,029	2.2
All directors and executive officers as a group (10 persons)	3,999,155	3,248,049	7,247,204	15.7
All directors and executive officers and Computer Associates International, Inc. and America Online, Inc.	9,468,248	8,717,142	12,716,297	27.6

*	Percentage of shares beneficially owned is less than one percent of total.

(1)	Represents shares issuable upon exercise of options to purchase Company Common Stock that are exercisable within 60 days of April 28, 2003.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of April 28, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Percentage ownership is based on 45,985,507 shares of Common Stock outstanding on April 28, 2003.

(3)	Mr. Bennett is Senior Vice President of Computer Associates International, Inc., which owns 3,744,093 shares of Company Common Stock. Mr. Bennett disclaims beneficial ownership of the shares owned by Computer Associates.

(4)	Mr. Leader is President of AOL Time Warner Ventures, a division of AOL Time Warner Inc. AOL Time Warner Inc. owns 1,725,000 shares of Company Common Stock. Mr. Leader disclaims beneficial ownership of the shares owned by AOL Time Warner Inc.

Equity Compensation Plan Information

      The following table summarizes the Company’s equity compensation plans as of December 31, 2002:

Number of Securities
	Number of Securities	Weighted Average	Remaining Available for
	to be Issued	Price of	Future Issuance under
	Upon Exercise of	Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants,	Plans (Excluding Securities
	Warrants, and Rights	and Rights	Reflected in Column (a))

Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,504,595	3.75	830,858
Equity compensation plans not approved by security holders	—	—	—
Total	9,504,595	3.75	830,858

Item 13.	Certain Relationships and Related Transactions

      The Company extended loans to certain executive officers in 2000, 2001, and in earlier years. Loans to executive officers were made as part of the initial compensation package offered to such executive officers and were offered as an inducement to the executive officers to accept employment with the Company. The Company’s bylaws permit the Company to extend such loans; however, the Company does not intend to extend loans to officers in the future. Loans made to any executive officer who has served as such in 2002 are described below. The only loan to a current executive officer that is outstanding as of April 28, 2003 is the loan to Mr. Kaplan.

      The Company extended to Mr. Rice a $1,000,000 loan in December 1996, concurrently with the acquisition by the Company of Mr. Rice’s interest in Real Time Geometry Corp. and the execution of an employment agreement between Mr. Rice and the Company covering the period beginning on December 31, 1996 and ending on December 31, 1999. The loan was secured solely by, and was recourse solely to, shares of Company common stock underlying options issued to Mr. Rice. The loan bore interest at the rate of 5.67%, compounding semi-annually.

      Mr. Rice and the Company entered into a subsequent employment agreement upon Mr. Rice’s retention as the Chief Executive Officer of the Company in early 2000. In recognition of Mr. Rice’s role in forming Metastream and Mr. Rice’s expected contributions in leading the Company, the subsequent employment agreement provided for forgiveness of the loan, including all interest accrued thereon, if the Company merged with any other entity, including Metastream, sold all or substantially all of its assets to a third party, engaged in a primary public offering of its capital stock, or if a third party acquired a majority of the Company’s capital stock. The Company further agreed to reimburse Mr. Rice for Federal and state taxes that Mr. Rice would be required to pay as a result of the forgiveness of the loan.

      The Company and Metastream merged in November 2000 and, accordingly, the Company forgave the principal amount of the loan and accrued interest of $244,959, and made a payment to Mr. Rice of $1,076,660 to reimburse him for payment of Federal and state income taxes.

      The Company extended a loan to Anders Vinberg in the amount of $200,000 in accordance with the employment agreement between Mr. Vinberg and the Company entered into in September 2000. The loan was secured solely by, and was recourse solely to, options issued to Mr. Vinberg. This security arrangement provided Mr. Vinberg with a guaranteed benefit of $200,000 while providing the Company with the opportunity to recoup that amount to the extent the options underlying the options were exercised. The loan bore interest at the rate of 5.07% per annum, the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day the loan was made, and was due on the earlier of the fourth anniversary of the date the loan was made or within 30 days following the date on which Mr. Vinberg’s employment with the Company terminated. Mr. Vinberg resigned from the Company on December 31, 2002. Under the terms of his note, repayment of the loan was due January 31, 2003. Mr. Vinberg has not satisfied his obligations under the note and the Company has foreclosed on the collateral. The total amount of principal and interest due on the date of foreclosure was $217,292.

      The Company extended a loan to Mr. Kaplan in the amount of $375,000 in accordance with the employment agreement between Mr. Kaplan and the Company entered into in January 2001. The loan was secured solely by, and was recourse solely to, options issued to Mr. Kaplan. This security arrangement provided Mr. Kaplan with a guaranteed benefit of $375,000 while providing the Company with the opportunity to recoup that amount to the extent the options underlying the options are exercised. The loan bears interest at the rate of 4.94% per annum, the applicable Federal rate established by Section 1274(d) of the Internal Revenue Code on the day the loan was made, and is due on the earlier of the fourth anniversary of the date the loan was made or within 30 days following the date on which Mr. Kaplan ceases to be an employee of the Company. As of December 31, 2002, the amount due under the loan to Mr. Kaplan was $408,066. As of March 31, 2003, this amount was $412,859.

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

      (a)     The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

3. Exhibits.

      Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
2.2	Stock Purchase Agreement between the Registrant and Real Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant’s Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
2.3	Agreement and Plan of Reorganization, dated as of February 11, 1997, among MetaTools, Inc., a Delaware corporation, Fractal Design Corporation, a Delaware corporation, and Rook Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, filed on April 28, 1997 (File No. 333-25939))
2.4	Agreement and Plan of Merger among Fractal Design Corporation, a California corporation, and Rook Acquisition Corp., a Delaware corporation, dated as of May 29, 1997 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
2.5	Stock Purchase Agreement, dated as of August 23, 2000, by And between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

      Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 (File No. 000-27168))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
3.3	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

      Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/ A, filed on October 29, 1999 (File No. 000-27168))
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))

      Exhibit No. 10: Material Contracts

      Executive Compensation Plans and Agreements

10.1	1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.2	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.3	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.4	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.5	Letter Agreement between the Registrant and Christopher Gentile, dated June 25, 1999 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.6	Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.7	Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))
10.8	Letter Agreement between the Registrant and Jeffrey J. Kaplan, dated January 29, 2001 (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.9	Promissory Issued by Jeffery J. Kaplan, dated April 2, 2001
10.10	Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 (File No. 000-27168))
10.11	Letter Agreement between the Registrant and Mark S. Gray dated January 11, 2002 (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))
10.12	Letter Agreement between the Registrant and Thomas Morgan dated March 22, 2002 (incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))

      Other Material Contracts

10.13	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.14	Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates International, Inc. and Registrant (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.15	Series A Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and American Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))
10.16	Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))

10.17	Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant’s Proxy Statement filed on October 31, 2000 (File No. 000-27168))
10.18	Securities Purchase Agreement, dated as of December 31, 2002, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003).
10.19	Form of Replacement 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003).
10.20	Form of Subsequent/ Additional 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003).
10.21	Form of Initial Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003).
10.22	Form of Subsequent/ Additional Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003).
10.23	Registration Rights Agreement, dated as of March 25, 2003, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003).
10.24	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003).
10.25	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003).
10.26	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003).
10.27	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003).
10.28	Form of Redemption Warrant for Common Stock of The Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003).

      Exhibit No. 21: Subsidiaries of the Registrant

21.1	Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

      Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

      Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

      Exhibit No. 99: Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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