Form 10-Q
period 2003-03-31
VIEWPOINT CORP/NY/
filed 2003-05-15
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                               For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

As of May 5, 2003, 45,985,507 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,501	$10,678
Marketable securities	1,382	890
Accounts receivable, net	3,077	2,925
Related party accounts receivable, net	784	838
Notes receivable, net	750	750
Prepaid expenses and other current assets	780	599

Total current assets	12,274	16,680
Restricted cash	563	987
Property and equipment, net	3,022	3,591
Goodwill, net	31,276	31,276
Intangible assets, net	175	165
Other assets	268	653

Total assets	$47,578	$53,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,227	$2,962
Accrued expenses	1,363	759
Due to related parties, net	2,992	2,920
Deferred revenues	383	334
Related party deferred revenues	119	249
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,860	8,000
Convertible notes	2,640	6,712
Warrants to purchase common stock	47	288
Subordinated notes	1,482	—

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized – no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.001 par value; 75,000 shares authorized - 46,146 shares issued and 45,986 shares outstanding at March 31, 2003 and 41,479 shares issued and 41,019 shares outstanding at December 31, 2002	46	41
Paid-in capital	269,347	267,569
Deferred compensation	(2,203)	(4,130)
Treasury stock at cost; 160 shares at March 31, 2003 and December 31, 2002	(1,015)	(1,015)
Accumulated other comprehensive loss	(43)	(36)
Accumulated deficit	(230,583)	(224,077)

Total stockholders’ equity	35,549	38,352

Total liabilities and stockholders’ equity	$47,578	$53,352

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Licenses	$1,632	$1,204
Related party licenses	50	2,335
Services	1,355	1,032
Related party services	988	287

Total revenues	4,025	4,858

Cost of revenues:
Licenses	47	109
Services	1,176	908

Total cost of revenues	1,223	1,017

Gross profit	2,802	3,841

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $439 and $1,044 for the three months ended March 31, 2003 and 2002, respectively)	3,821	3,841
Research and development (including non-cash stock-based compensation charges totaling $159 and $195 for the three months ended March 31, 2003 and 2002, respectively)	1,473	1,386
General and administrative (including non-cash stock-based compensation charges totaling $412 and $414 for the three months ended March 31, 2003 and 2002, respectively)	2,016	2,205
Depreciation	478	498
Amortization of intangible assets	1	661
Restructuring and impairment charges related to office closure	1,211	—
Impairment of goodwill and other intangible assets	—	6,275

Total operating expenses	9,000	14,866

Loss from operations	(6,198)	(11,025)

Other income (expense):
Interest and other income, net	23	41
Interest expense	(163)	—
Loss on early extinguishment of debt	(1,682)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	1,424	—

Total other income (expense)	(398)	41

Net loss from continuing operations	(6,596)	(10,984)
Adjustment to net loss on disposal of discontinued operations	90	—

Net loss	$(6,506)	$(10,984)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.16)	$(0.27)
Net income per common share from discontinued operations	—	—

Net loss per common share	$(0.16)	$(0.27)

Weighted average number of shares outstanding — basic and diluted	41,365	40,330

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(6,506)	$(10,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	1,010	1,653
Restructuring and impairment charges related to office closure	1,211	—
Depreciation and amortization	479	1,159
Provision for bad debt	(75)	—
Impairment of goodwill and other intangible assets	—	6,275
Loss on sale or disposal of equipment	—	45
Accrued interest income	—	(7)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(1,424)	—
Loss on early extinguishment of debt	1,682	—
Amortization of debt discount and issuance costs	79	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(77)	(583)
Related party accounts receivable	54	(104)
Prepaid expenses and other assets	(183)	293
Accounts payable	(598)	(146)
Accrued expenses	(246)	(292)
Due to related parties, net	72	44
Deferred revenues	49	(797)
Related party deferred revenues	(130)	385
Net cash provided by discontinued operations	—	143

Net cash used in operating activities	(4,603)	(2,916)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	875	4,000
Purchases of marketable securities	(1,366)	(2,727)
Net decrease in restricted cash	424	—
Purchases of property and equipment	(277)	(216)
Proceeds from sale of property and equipment	7	—
Purchases of patents and trademarks	(11)	(24)

Net cash provided by (used in) investing activities	(348)	1,033
Cash flows from financing activities:
Payment of issuance costs on convertible notes	(418)	—
Proceeds from issuance of subordinated notes and common stock	3,500	—
Repayment of convertible notes	(3,300)	—
Proceeds from exercise of stock options	—	566

Net cash provided by (used in) financing activities	(218)	566
Effect of exchange rate changes on cash and cash equivalents	(8)	(8)

Net decrease in cash and cash equivalents	(5,177)	(1,325)
Cash and cash equivalents at beginning of period	10,678	8,054

Cash and cash equivalents at end of period	$5,501	$6,729

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Month Ended
	March 31,
	2003	2002

Supplemental disclosure of cash flow activities:
Cash paid during the quarter for income taxes	$13	$73
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on marketable securities	$1	$(47)
Issuance costs on convertible notes and subordinated notes accrued and not yet paid	281	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	1,000	—
Contingent consideration not yet issued in connection with the acquisition of Viewpoint Digital	—	2,928

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation’s (“Viewpoint” or the “Company”) financial position and operating results for the interim periods.

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulations S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

     Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

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

     License revenues from customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less then 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

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

     For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

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

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation–Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its stock option grants under the fair value method of SFAS No. 123. The fair value of options issued was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company’s options is amortized to expense over the options’ vesting period. The Company’s pro forma non-cash stock-based compensation charges, net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	As Reported	Pro Forma

Quarter Ended March 31, 2003:
Non-cash stock-based compensation charges	$1,010	$1,953
Net loss	(6,506)	(7,449)
Basic and diluted net loss per common share	(0.16)	(0.18)
Quarter Ended March 31, 2002:
Non-cash stock-based compensation charges	$1,653	$3,165
Net loss	(10,984)	(12,496)
Basic and diluted net loss per common share	(0.27)	(0.31)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in the future.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding and diluted net loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 2,127,866 and 9,698,416 for the three months ended March 31, 2003 and 2002, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

Derivatives

     The Company accounts for the fair values of the warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133, which requires the Company to bifurcate and separately account for its embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation by primary beneficiaries of variable interest entities (“VIEs”), as defined. The Company is subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial statements.

2. Goodwill and Intangible Assets

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

     The Company recorded $2,928,000 of additional goodwill during the first quarter of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 for the three months ended March 31, 2002. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate of 20%, were determined using the Company’s best estimates as of the date the impairment was recorded.

     In accordance with the provisions of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2003 and found no impairment on that date.

     During the three months ended March 31, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value based on an independent appraisal using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

     The changes in the carrying amounts of goodwill and intangible assets during the three months ended March 31, 2002 and 2003, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403
Additions during period	2,928	24	2,952
Impairment losses	(4,694)	(1,581)	(6,275)
Amortization	—	(661)	(661)

Balance as of March 31, 2002	$31,276	$143	$31,419

Balance as of January 1, 2003	$31,276	$165	$31,441
Additions during period	—	11	11
Impairment losses	—	—	—
Amortization	—	(1)	(1)

Balance as of March 31, 2003	$31,276	$175	$31,451

     As of March 31, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	March 31, 2003			December 31, 2002

	Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and Trademarks	$179	$(4)	$175	$168	$(3)	$165

Total Intangible Assets	$179	$(4)	$175	$168	$(3)	$165

     Amortization of patents and trademarks is estimated to be $2,000 a year for the next five years.

3. Long Term Debt

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     The Company was required to provide registration rights under the Securities Act of 1933 for shares of Company common stock covering (i) the conversion of $7,000,000 in principal, (ii) 726,330 warrants, and (iii) any potential payment of interest in the form of common stock.

     The convertible notes defined several events of default, including but not limited to: (i) failure of the Company’s registration statement to be declared effective by the Securities and Exchange Commission (“SEC”), (ii) delisting from The Nasdaq National Market or other national exchange, (iii) change in control, (iv) event of conversion default such as lack of authorized capital, (v) event of bankruptcy, (vi) failure to pay principal and interest on the convertible notes when payments become due, (vii) judgments against the Company in excess of $1,000,000 and (viii) material breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes would immediately become due and payable, after a grace period to cure the default lapsed.

     Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants was an event outside of the control of the Company,

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined based on an independent appraisal using the following assumptions: a 20% discount on the Company’s common stock price at December 31, 2002, a credit spread of 20% over LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issue costs accrued and paid, which amounted to $622,000, were recorded as other assets in the Company’s consolidated balance sheets as of December 31, 2002, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.” During the three months ended March 31, 2003, the Company accrued an additional $46,000 in loan costs related to these convertible notes. The amortization of discount on the convertible notes and debt issue costs totaling $72,000 was accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the interest method.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the change in the fair value of the conversion options of the original convertible notes as of March 24, 2003, which amounted to $1,122,000, in the Company’s consolidated statements of operations.

     In accordance with the provisions of APB Opinion No. 26 “Early Extinguishment of Debt,” and EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss on the early extinguishment of the original convertible notes in the amount of $1,682,000 of which $650,000 related to the write-off of deferred loan costs. The carrying value of the convertible notes at the time of the exchange was $5,643,000, inclusive of $55,000, which represented the fair value of the conversion options. In conjunction with the extinguishment, the Company paid $3,300,000, issued new convertible notes in the principal amount of $2,700,000 and issued 1,351,351 shares of its common stock with a market value of $675,000. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and convertible notes issued, amounted to $1,032,000 and was included in the loss on early extinguishment of debt.

     The Company charged the loss on early extinguishment of debt to operations as such loss did not qualify for classification as extraordinary based on the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and APB 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock. The new convertible notes are initially convertible into Company common stock at a price of $2.26 per share. However, the conversion price may be adjusted as follows: (i) the conversion price of the first tranche will be equal to the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, (ii) the conversion price of the second tranche will be equal to such average for the ten trading days following August 16, 2003, and (iii) the conversion price of the third tranche will be equal to such average for the ten trading days following November 16, 2003, provided, that the conversion price for each tranche of the notes shall not be less than $1.00 nor more than $2.26.

     If the Company raises capital after March 31, 2003, up to 20% of the net proceeds will be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

     Each tranche of the notes is redeemable by the investors at any time after June 30, 2004 in cash at par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment. Each tranche of the notes is redeemable by the investors at any time after December 31, 2005 in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days following December 31, 2005.

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

     Each tranche of the notes is convertible at the Company’s election at any time after April 15, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company is required to pay cash penalties if the registration statement is not declared effective by June 30, 2003.

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

     Under the terms of the amended agreement, certain covenants and events of default were restructured as follows: the failure to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, both of which were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a report is received from the Company’s auditors through March 2004, the original events of default remain effective.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair value of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, was determined based on an independent appraisal using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at March 31, 2003. Debt issue costs accrued, which amounted to $119,000, were recorded as other assets in the Company’s consolidated balance sheets as of March 31, 2003, in accordance with APB Opinion No. 21.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the changes in the fair values of the new conversion options and original warrants of $61,000 and $241,000, respectively, in the Company’s consolidated statement of operations. The amortization of discount on the new convertible notes and debt issue costs totaling $1,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

     Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: i) failure to pay principal and interest on the notes when payments become due, ii) judgments against the Company in excess of $1,000,000, iii) event of bankruptcy, and iv) material breach of representations, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

     The Company was required under the agreement to file a registration statement by May 9, 2003, covering the resale of the issued shares. The Company is required to pay cash penalties if the registration statement is not declared effective by July 24, 2003.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

     The $3,500,000 of proceeds was allocated to subordinated notes, common stock, and equity based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2,024,000. Debt issue costs accrued, which amounted to $116,000, were recorded as other assets in the Company’s consolidated balance sheets as of March 31, 2003 in accordance with APB Opinion No. 21. The amortization of the discount on the subordinated notes and debt issue costs totaling $6,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

4. Related Party Transactions

     During the three months ended March 31, 2003, the Company recorded revenues totaling $1,038,000 related to agreements with America Online, Inc. (“AOL”). As of March 31, 2003, the Company has $784,000 in accounts receivable and $119,000 in deferred revenues relating to transactions entered into with AOL and Computer Associates, Inc. (“Computer Associates”), both of whom have representatives on the Company’s Board of Directors. During the three months ended March 31, 2002, the Company recorded revenues totaling $2,622,000 related to agreements, including reseller arrangements, with AOL and Computer Associates.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Restructuring and Impairment Charges

     In February 2003, the Company implemented a restructuring plan in order to reduce operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. The restructuring plan was completed by March 31, 2003.

     The restructuring reserve activity under the 2003 restructuring plan for the period ended March 31, 2003 was as follows (in thousands):

			Non-Cash	Balance at
	Initial Charge	Cash Paid	Charges	March 31, 2003

Restructuring charges:
Lease costs	$459	$36	$—	$423
Employee severance and termination benefits	367	350	—	17
Asset write-offs	361	—	361	—
Miscellaneous charges	24	24	—	—

Restructuring accrual	$1,211	$410	$361	$440

6. Comprehensive Loss

     Total comprehensive loss for the three months ended March 31, 2003 and 2002 consisted of the following (in thousands):

	THREE MONTHS
	ENDED
	March 31,

	2003	2002

Net loss	$(6,506)	$(10,984)
Foreign currency translation adjustment	(8)	(8)
Unrealized gain (loss) on marketable securities	1	(47)

Comprehensive loss	$(6,513)	$(11,039)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2003 and our Annual Report on Form 10-K for 2002. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

Overview

     Viewpoint Corporation (“Viewpoint” or the “Company”) provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: business process visualizations, marketing campaigns, rich media advertising and product presentations.

     The Company’s primary initiatives include:

•	Licensing technology for specific marketing and e-commerce visualization solutions;

•	Providing a full range of fee-based digital content creation and engineering professional services for implementing visualization solutions and creating new and enhancing existing enterprise software applications;

•	Proliferating the Viewpoint format into digital advertisements on various digital media, primarily the Web;

•	Forging technological alliances with leading interactive agencies and Web content providers; and

•	Maximizing market penetration and name recognition, including distribution of the Company’s client-side software graphics operating system, Viewpoint Media Player.

     Viewpoint believes that its success will depend largely on its ability to improve and enhance its interactive media technologies. Accordingly, Viewpoint has invested and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of March 31, 2003, had an accumulated deficit of $230,583,000. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three months ended March 31, 2003 and 2002, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months
	Ended
	March 31,

	2003	2002

Statements of Operations Data
Revenues:
Licenses	41%	25%
Related party licenses	1	48
Services	34	21
Related party services	24	6

Total revenues	100	100

Cost of revenues:
Licenses	1	2
Services	29	19

Total cost of revenues	30	21

Gross profit	70	79

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	95	79
Research and development (including non-cash stock-based compensation charges)	37	29
General and administrative (including non-cash stock-based compensation charges)	51	45
Depreciation	12	10
Amortization of intangible assets	—	14
Restructuring and impairment charges related to office closure	30	—
Impairment of goodwill and other intangible assets	—	129

Total operating expenses	225	306

Loss from operations	(155)	(227)

Other income (expense):
Interest and other income, net	1	1
Interest expense	(4)	—
Loss on early extinguishment of debt	(41)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	35	—

Total other income (expenses)	(9)	1

Net loss from continuing operations	(164)	(226)
Adjustment to net loss on disposal of discontinued operations	2	—

Net loss	(162)%	(226)%

Revenues

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$1,632	$1,204	36%
Related party licenses	50	2,335	(98)%
Services	1,355	1,032	31%
Related party services	988	287	244%

Total revenues	$4,025	$4,858	(17)%

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

     License revenues from customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less then 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

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

     For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

     License revenues increased approximately $428,000 or 36% for the three months ended March 31, 2003 compared to the same period last year. Service revenues increased approximately $323,000 or 31% for the three months ended March 31, 2003 compared to the same period last year.

     Throughout 2001 and the first three quarters of 2002, the Company’s sales and marketing efforts were directed at the broad spectrum of businesses with a presence on the internet. Beginning in the third quarter of 2002, the Company narrowed the focus of its direct sales and marketing efforts to companies in the automotive and consumer electronics industries and introduced its online advertising product. The Company believes that by narrowing its focus, it is better able to tailor its offerings to meet the specific desires of customers in fewer sectors which, in turn, increases the likelihood of sale. The Company further believes that the increase in license and service revenues from unrelated parties for the three months ended March 31, 2003 compared to the same period last year is primarily due to this increased focus.

     Related party license revenues decreased approximately $2,285,000 or 98% for the three months ended March 31, 2003 compared to the same period last year. The decrease in related party license revenues stems from the Company’s contract with America Online, Inc. (“AOL”), under which the Company recognizes license revenues when payments are due. No payments were due from AOL in accordance with the contract during the three months ended March 31, 2003.

     Related party service revenues increased approximately $701,000 or 244% for the three months ended March 31, 2003 compared to the same period last year, due to an $826,000 increase in the volume of content creation and engineering professional services performed for AOL which was partially offset by a $125,000 decrease in engineering professional services work related to Computer Associates, Inc. (“Computer Associates”).

Cost of revenues

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$47	$109	(57)%
Services	1,176	908	30%

Total cost of revenues	$1,223	$1,017	20%
Percentage of total revenues	30%	21%

     Costs of revenues consist primarily of salaries and consulting fees for those who provide fee-based content creation and engineering professional services. The increase in cost of revenues is primarily related to an increase in fee-based professional services, which was partially offset by higher margins related to engineering professional services.

Sales and marketing (including non-cash stock-based compensation charges totaling $439 and $1,044 for the three months ended March 31, 2003 and 2002, respectively)

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Sales and marketing	$3,821	$3,841	(1)%
Percentage of total revenues	95%	79%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $20,000 or 1% for the three months ended March 31, 2003 compared to the same period last year due to a decrease in non-cash stock-based compensation charges of $605,000 partially offset by an increase in consulting expenses of $470,000 and travel and entertainment expenses of $108,000. Non-cash stock-based compensation charges decreased due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. Consulting expenses increased due to training related costs associated with the Company’s plan to outsource certain content creation services to international partners, which the Company expects will increase its fee-based professional service margins over time. Travel and entertainment expenses increased due to an increased number of direct sales personnel during the three months ended March 31, 2003 compared to the same period last year.

     Quarterly savings of approximately $600,000 in sales and marketing expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

Research and development (including non-cash stock-based compensation charges totaling $159 and $195 for the three months ended March 31, 2003 and 2002, respectively)

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Research and development	$1,473	$1,386	6%
Percentage of total revenues	37%	29%

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

     The Company’s research and development efforts are primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. In 2002, the Company: developed a “color swapping” feature of its graphics operating system that permits end users to change the colors of textures on static two-dimensional images; developed audio features for its graphics operating system; improved the quality of its ability to play back vector graphics animation files; and built an infrastructure for the delivery of online advertising products. Since December 2002, the Company has been developing a significant enhancement to the video playback functionality of the Viewpoint Media Player which the Company expects to make available in June 2003.

     Research and development expenses increased by $87,000 or 6% for the three months ended March 31, 2003 compared to the same period last year. The expenses within research and development remained relatively constant for the three months ended March 31, 2003 compared to the same period last year, with minor increases contributing to the overall increase in research and development expenses.

     Quarterly savings of approximately $200,000 in research and development expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred in the first quarter of 2003.

General and administrative (including non-cash stock-based compensation charges totaling $412 and $414 for the three months ended March 31, 2003 and 2002, respectively.

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
General and administrative	$2,016	$2,205	(9)%
Percentage of total revenues	51%	45%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

     General and administrative expenses decreased by $189,000 or 9% for the three months ended March 31, 2003 compared to the same period last year. The expenses within general and administrative remained relatively constant for the three months ended March 31, 2003 compared to the same period last year, with minor decreases causing the overall decrease in general and administrative expenses.

     Quarterly savings of approximately $100,000 in general and administrative expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

Depreciation

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Depreciation	$478	$498	(4)%
Percentage of total revenues	12%	10%

     Depreciation expense decreased $20,000, or 4%, for the three months ended March 31, 2003, compared to the same period last year due to the write-off of certain fixed assets related to the closure of the Company’s Utah office.

Amortization of intangible assets

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$1	$661	(100)%
Percentage of total revenues	—%	14%

     Amortization of intangible assets decreased $660,000 for the three months ended March 31, 2003 compared to the same period last year as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the three months ended March 31, 2002.

Restructuring and impairment charges related to office closure

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Restructuring and impairment charges related to office closure	$1,211	$—	N/A
Percentage of total revenues	30%	—%

     In February 2003, the Company implemented a restructuring plan in order to reduce operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company incurred restructuring charges of $1,211,000. The restructuring charges are comprised of $459,000 related to the fair value of remaining lease commitments reduced by estimated sublease rentals, $367,000 for employee severance and termination benefits, $361,000 for the write-off of the net book value of certain fixed assets used in the Utah office, and $24,000 in other miscellaneous charges. The restructuring plan was completed by March 31, 2003.

Impairment of goodwill and other intangible assets

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Impairment of goodwill and other intangible assets	$—	$6,275	(100)%
Percentage of total revenues	—%	129%

     In conjunction with the implementation of SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 during the three months ended March 31, 2002. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including a discount rate of 20%, were determined using the Company’s best estimates as of the date the impairment was recorded.

     In accordance with the provisions of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2003 and found no impairment on that date.

     During the three months ended March 31, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value based on an independent appraisal using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

Interest and other income, net

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Interest and other income, net	$23	$41	(44)%
Percentage of total revenues	1%	1%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, decreased $18,000 or 44% for the three months ended March 31, 2003 compared to the same period last year due to a decrease in average cash, cash equivalents, and marketable securities balances as well as a decline in market interest rates.

Interest expense

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Interest expense	$(163)	$—	N/A
Percentage of total revenues	(4)%	—%

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes.

Loss on early extinguishment of debt

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Loss on early extinguishment of debt	$(1,682)	$—	N/A
Percentage of total revenues	(41)%	—%

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     In accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 26 “Early Extinguishment of Debt,” and Emerging Issues Task Force (“EITF”) Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss on the early extinguishment of the original convertible notes in the amount of $1,682,000 of which $650,000 related to the write-off of deferred loan costs. The carrying value of the convertible notes at the time of the exchange was $5,643,000, inclusive of $55,000, which represented the fair value of the conversion options. In conjunction with the extinguishment, the Company paid $3,300,000, issued new convertible notes in the principal amount of $2,700,000 and issued 1,351,351 shares of its common stock with a market value of $675,000. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1,032,000 and was included in the loss on early extinguishment of debt.

     The Company charged the loss on early extinguishment of debt to operations as such loss did not qualify for classification as extraordinary based on the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of , and Technical Corrections”, and APB 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,424	$—	N/A
Percentage of total revenues	35%	—%

     Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded income based on the decrease in fair values of the conversion options of its convertible notes of $1,183,000 and warrants of $241,000.

Adjustment to net loss on disposal of discontinued operations

	March 31,	March 31,	%
	2003	2002	Change

	(dollars in thousands)
Adjust to net loss on disposal of discontinued operations	$90	$—	N/A
Percentage of total revenues	2%	—%

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

     Adjustment to net loss on disposal of discontinued operations increased by $90,000 for the three months ended March 31, 2003 compared to the same period last year due to royalty payments received related to certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline;

•	Our future revenues may be unpredictable and may cause our quarterly results to fall below market expectations;

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the Company;

•	We have limited cash resources which could limit our ability to fund operations;

•	Our stock price is volatile, which could subject us to class action litigation;

•	We may be delisted from Nasdaq, which would adversely impact our stock price and the ability of our stockholders to purchase and sell our shares in an orderly manner;

•	We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split;

•	If the Internet does not become a more widespread commerce medium, demand for our products and technologies may decline significantly;

•	Our market is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace;

•	Security risks could limit the growth of e-commerce which would adversely impact our ability to increase sales of graphics technology;

•	We may be unable to protect our intellectual property rights;

•	We may be liable for infringing the intellectual property rights of others;

•	We may need to enter into business combinations and strategic alliances, which could be difficult to integrate and may disrupt our business;

•	The loss of our key engineering or management employees would harm our business;

•	If we fail to establish, maintain, or expand our strategic relationships for the integration of our technology with the services and products of third parties, the growth of our business may cease or decline;

•	Clients that account for large portions of our revenues in one period may not generate similar amounts of revenue in subsequent periods;

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

Critical Accounting Policies And Estimates

     Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in our 2002 Annual Report on Form 10-K.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     The Company recognizes revenue in accordance with SOP 97-2, as amended, and SAB No. 101.

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

     License revenues from customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing that no significant vendor obligations remain and the resulting receivable is deemed collectible by management. License revenues from VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized when the license right begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenue is recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further obligations exist.

     Fee-based professional services for customized software development are performed on a time-and-material or fixed-fee basis, under separate service arrangements. Revenues for fixed-fee arrangements are recognized on a percentage-of-completion basis in accordance with the provisions of SOP 81-1 and SAB No. 101. Percentage-of-completion for service contracts is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

     For arrangements involving multiple elements, we defer revenue for the undelivered elements based on their relative fair value and recognize the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

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

Goodwill and Intangible Assets

     Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, “Business Combinations,” and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of the reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144.

Derivatives

     The Company accounts for the fair values of the warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133, which requires the Company to bifurcate and separately account for its embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation by primary beneficiaries of variable interest entities (“VIEs”), as defined. The Company is subject to its provisions effective after January 31, 2003 for newly-acquired VIEs and the first fiscal or interim period beginning after June 15, 2003 for VIE holdings acquired prior to February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $6,883,000 at March 31, 2003, down from $11,568,000 at December 31, 2002.

     Net cash used in operating activities of the Company totaled $4,603,000 and $2,916,000 for the three months ended March 31, 2003 and 2002, respectively. Net cash used in operating activities for the three months ended March 31, 2003 primarily resulted from a $6,506,000 net loss and $1,424,000 in income from changes in fair values of warrants to purchase common stock and conversion options of convertible notes, partially offset by $1,682,000 of a loss on early extinguishment of debt, $1,211,000 in restructuring and impairment charges related to an office closure, and $1,010,000 in non-cash stock-based compensation charges. Net cash used in operating activities for the three months ended March 31, 2002 primarily resulted from a $10,984,000 net loss, partially offset by $6,275,000 of impairment of goodwill and other intangible assets, $1,653,000 in non-cash stock-based compensation charges and $1,159,000 in depreciation and amortization.

     Net cash used in investing activities totaled $348,000 for the three months ended March 31, 2003, compared to net cash provided by investing activities of $1,033,000 for the three months ended March 31, 2002. Net cash used in investing activities for the three months ended March 31, 2003 primarily resulted from $491,000 in net purchases of marketable securities and $277,000 for the purchase of property and equipment, which was partially offset by a $424,000 net decrease in restricted cash. Net cash provided by investing activities for the three months ended March 31, 2002 primarily resulted from $1,273,000 in net proceeds from sales and maturities of marketable securities, partially offset by $216,000 for the purchase of property and equipment.

     Net cash used in financing activities totaled $218,000 for the three months ended March 31, 2003, compared to net cash provided by financing activities of $566,000 for the three months ended March 31, 2002. Net cash used in financing activities for the three months ended March 31, 2003 primarily resulted from $3,300,000 used for the repayment of convertible notes and $418,000 used for the payment of debt issue costs, which was partially offset by $3,500,000 in proceeds from the issuance of subordinated notes and common stock. Net cash provided by financing activities for the three months ended March 31, 2002 was the result of proceeds received from the exercise of stock options by the Company’s employees.

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors 4.95% convertible notes having an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     The Company was required to provide registration rights under the Securities Act of 1933 for shares of Company common stock covering (i) the conversion of $7,000,000 in principal, (ii) 726,330 warrants, and (iii) any potential payment of interest in the form of common stock.

     The convertible notes defined several events of default, including but not limited to: i) failure of the Company’s registration statement to be declared effective by the Securities and Exchange Commission (“SEC”), ii) delisting from The Nasdaq National Market or other national exchange, iii) change in control, iv) event of conversion default such as lack of authorized capital, v) event of bankruptcy, vi) failure to pay principal and interest on the convertible notes when payments become due, vii) judgments against the Company in excess of $1,000,000 and viii) material breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes would become immediately due and payable, after a grace period to cure the default lapsed.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The new convertible notes are initially convertible into Company common stock at a price of $2.26 per share. However, the conversion price may be adjusted as follows: (i) the conversion price of the first tranche will be equal to the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, (ii) the conversion price of the second tranche will be equal to such average for the ten trading days following August 16, 2003, and (iii) the conversion price of the third tranche will be equal to such average for the ten trading days following November 16, 2003, provided, that the conversion price for each tranche of the notes shall not be less than $1.00 nor more than $2.26.

     If the Company raises capital after March 31, 2003, up to 20% of the net proceeds will be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

     Each tranche of the notes is redeemable by the investors at any time after June 30, 2004 in cash at par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment. Each tranche of the notes is redeemable by the investors at any time after December 31, 2005, in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days following December 31, 2005.

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

     Each tranche of the notes is convertible at the Company’s election at any time after April 15, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company is required to pay cash penalties if the registration statement is not declared effective by June 30, 2003.

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

     Under the terms of the amended agreement, certain covenants and events of default were restructured as follows: the failure to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, both of which were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a report is received from the Company’s auditors through March 2004, the original events of default remain effective.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

     Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: i) failure to pay principal and interest on the notes when payments become due, ii) judgments against the Company in excess of $1,000,000, iii) event of bankruptcy, and iv) material breach of representations, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

     The Company was required under the agreement to file a registration statement by May 9, 2003, covering the resale of the issued shares. The Company is required to pay cash penalties if the registration statement is not declared effective by July 24, 2003.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

     In February 2003, the Company implemented a restructuring plan in order to reduce operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. The Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. The restructuring plan was completed by March 31, 2003. The Company anticipates quarterly savings of approximately $900,000 to be realized in the second quarter of 2003 related to the restructuring plan.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Within 90 days prior to the date of this report (the Evaluation Date), the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

     There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     On January 2, 2003, the Registrant filed a report on Form 8-K reporting the private placement of convertible notes and warrants with three institutional investors on December 31, 2002.

     On March 26, 2003, the Registrant filed a report on Form 8-K reporting that it had entered into Redemption, Amendment and Exchange Agreements with the three institutional investors that had participated in the private placement on December 31, 2002.

     On March 27, 2003, the Registrant filed a report on Form 8-K reporting that it closed a private placement of subordinated notes and common stock with three accredited investors on March 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: May 15, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

Dated: May 15, 2003	By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer

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

Dated: May 15, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

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

Dated: May 15, 2003	By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer