Form 10-K/A
period 2002-12-31
VIEWPOINT CORP/NY/
filed 2003-06-05
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

PART I

      In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1.	Business

General

      Viewpoint Corporation provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: interactive marketing campaigns, rich media advertising and product presentations, and business process visualizations.

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

      As of April 30, 2003 and 2002, the Company had services revenues remaining to be recognized under the percentage-of-completion method of approximately $2,435,000 and $322,000, respectively. Future payments due under licensing agreements where extended payment terms were granted, were $1,000,000 and $4,500,000 as of April 30, 2003 and 2002, respectively. The Company will recognize these payments as license revenues when they become due.

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

Competition

      The Company’s competitors (and some of their products) include: Macromedia, Inc. (Shockwave and Flash); Kaon (Activate!3D); Cycore AB (Cult3D); and Rich FX (Examine-FX). Some of the Company’s competitors and potential competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company’s business would be harmed.

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

      Viewpoint is currently a leading provider of interactive media technologies and services, as noted by several trade publications. In September 2002, Ipsos-NPD, a world-leading market research firm, conducted a quantitative online study to evaluate the penetration of various media players across the U.S., including Viewpoint Media Player. The survey found that 55.7% of Internet users in the United States have Viewpoint Media Player installed and active on their machines. This was exceeded only by version 5 of Macromedia’s Flash player which had a 98.5% penetration level. Viewpoint Media Player penetration exceeded that of Real Networks RealPlayer (47.7%), Apple QuickTime (52.5%), and version 6 of Macromedia’s Flash player (47.1%) and was on par with Macromedia Shockwave.

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

Intellectual Property

      The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, propriety technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, partners, customers and others to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. We have nine patents that expire on varying dates between 2016 and 2020. In addition, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company’s products and services are made available online. The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights, such as patents, trademarks, technology or copyrighted material, to third parties.

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

      Information with respect to securities authorized for issuance under equity compensation plans is included in Item 12 on page 82.

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors 4.95% convertible notes in an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. The convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share. For this transaction, we relied upon the exemptions from registration afforded by Sections 4(2) of the Securities Act and Rule 506 promulgated thereunder based upon (i) representations from each investor that it is an accredited investor as that term is defined in Rule 501(a) under the Securities Act; (ii) that no general solicitation of the securities was made by us; (iii) each investor represented to us that it was acquiring the securities for its own account and not with a view towards further distribution; (iv) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act; (v) we placed appropriate restrictive legends on the certificates representing the securities regarding the restricted nature of these securities; and (vi) a Form D was filed with the Commission and in each state where the individual investors reside.

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

      In addition to historical information, this Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2003. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K/A. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      Viewpoint Corporation provides interactive media technologies and digital content creation services for website marketing, online advertising, and embedded applications. Our graphics operating system has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including, interactive marketing campaigns, rich media advertising and product presentations, and business process visualization.

      History. Until December 1999, the Company (which was then known as MetaCreations) was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics “painting” tools, photo editing software, and 3D graphics software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of interactive media on the Internet. In June 1999, the Company increased its commitment to the development of interactive Internet technologies and formed Metastream Corporation to increase the pace of development of an internet-based product and a business model to exploit these technologies.

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its prepackaged software business. Since then, our primary goal has been to establish the Viewpoint Media Player as the standard platform for the display of interactive media content, particularly on the Internet.

      Business Model. We earn revenues by charging companies a license fee for deploying content in the Viewpoint format. We do not charge end-users to download or use the Viewpoint Media Player.

      We also earn revenues by creating content in the Viewpoint format for our customers. However, we do not desire to be the only source for publishers to obtain content in the Viewpoint format. Indeed, an important underpinning of our business model is to make it easy for content creation professionals to create content in the Viewpoint format, as this provides us with a larger base of customers who require a license to display content in our format, and because revenue earned from licensing is generally higher margin revenue than that earned from content creation services.

      To fuel adoption of our technology by the professional creative community, we provide on our website, free of charge, software tools that enable professional content providers to create digital content in the Viewpoint format and training in their use. We also provide software development kits and support to third party software tools makers to encourage them to produce tools that can create content in our format. Thus, we are not in competition with the graphics software tools providers; rather, we believe that by enabling their products to output to the Viewpoint format, we are increasing the usefulness of their products and the likelihood that content creation professionals will recommend to their clients that content be created and deployed in our format.

      We believe that performing content creation services ourselves in this, the early stage of our business, rather than depending on third party content creators, helps to expand the market for our technology by providing our customers with a “one stop” solution. As the content creation community becomes more familiar with creating content in our format, our customers will be able to more easily tap into a wide array of options for content creation solutions.

      Growth of the Company. In December 1999, when the Board determined to focus exclusively on the Metastream technologies and to correspondingly divest the Company of its prepackaged software products, only approximately 15 employees of the Company were committed on a full-time basis to the development of both the internet-based product and business model while over 230 employees were committed to the Company’s historical business. By March 2000, we had moved our headquarters from California to New York City, eliminated approximately 210 positions filled by persons dedicated to the historical business, and increased to 55 the number of employees devoted solely to the internet-based business. We launched the first fully-functional version of the Viewpoint Media Player in June 2000 and continued to add personnel in pursuit of exploiting the new business model. By August 2000, we employed approximately 110 people.

      With our acquisition of Viewpoint Digital, Inc., a company primarily engaged in providing digital content creation services and in licensing a catalog of pre-existing 3D models, we added 88 employees, primarily involved in the performance of content creation services. We continued to provide content creation services that did not involve the Viewpoint format to Viewpoint Digital’s customer base in 2000 and 2001.

      In November 2000, we changed our name to Viewpoint Corporation.

      Between September 2000 and December 31, 2002, the number of our employees fluctuated between 185 and 228. As of December 31, 2002, we had 189 employees.

      We had sales of licenses and services in 2000 of $3.6 million. In 2001 and 2002, we had sales of licenses and services of $14.0 million (including $1.5 million from AOL) and $18.1 million (including $9.3 million from AOL), respectively. Revenues have primarily been from the sale of technology licenses and fee-based content creation and software engineering services.

      Since launching our new product and business in June 2000, the overall global economy has been in decline and our target customers have substantially diminished budgets for online marketing and advertising. We believe that these factors have tended to cause a slower rate of growth for our products and services than might otherwise have been achieved.

      Distribution of the Viewpoint Media Player to end users’ computers is important to the success of our business because the presence of the Viewpoint Media Player on an end user’s computer enables the end user to immediately view content in the Viewpoint format without having to wait for a download. As our business has developed since June 2000, we have spent considerable resources pursuing relationships and business arrangements that lead to the distribution of the Viewpoint Media Player. The Viewpoint Media Player is currently distributed along with versions 7 and 8 of AOL’s internet access software and version 5 of AOL’s stand-alone instant messaging software, AIM. We expect distribution of the Viewpoint Media Player to continue in the next versions of both the AOL client and AIM.

      Expense Structure and Current Sales Effort. The majority of our expenditures since launching the new business in 2000 have been compensation related, with a large portion of our employees devoted to performing content creation services. As part of our ongoing efforts to maximize efficiencies, we began in July 2002 to aggressively pursue the development of a network of third-party content creation providers to serve as subcontractors for us. Success in developing this network enabled us to eliminate the need for our facility in Utah and substantially reduce our staff. We currently employ 141 people.

      Throughout 2001 and the first three quarters of 2002, the Company’s sales and marketing efforts were directed at the broad spectrum of businesses with a presence on the internet, including customers in the apparel, real estate, consumer electronics, sporting goods, and luxury goods industries. In addition, early unsolicited success in licensing our technology for use in custom configuration systems and in computer assisted design applications encouraged us to broaden the focus of our sales efforts in late-2001 to pursue sales of our technology for such purposes.

      Beginning in the third quarter of 2002, however, we narrowed the focus of our direct sales and marketing efforts to companies in the automotive and consumer electronics industries and we introduced our online advertising product. We believe that by narrowing our focus, we are better able to tailor our offerings to meet the specific desires of customers in fewer sectors which, in turn, increases the likelihood of sale. We have also reduced our efforts to license our technology for custom configuration systems and computer assisted design applications due to the long sales cycles, high level of custom engineering, and relative difficulty of applying customer-specific solutions to other companies.

      Thus, our primary initiatives include:

•	Licensing technology for web site marketing and e-commerce visualization solutions;

•	Licensing technology for internet advertising purposes;

•	Providing a full range of fee-based digital asset content creation and software engineering services for implementing visualization solutions for marketing

•	Forging technological alliances with leading interactive agencies, Web content providers, major portals and ISPs, tools companies, and computer OEMs; and

•	Maximizing market penetration of the Viewpoint Media Player.

      Long-term success in our business requires us to spend significant resources in several areas that do not directly result in short-term revenues, including: continued development of the Viewpoint Media Player and associated content creation software; development of infrastructure software that allows third parties, such as advertisers, to take full advantage of the functions of the Viewpoint Media Player; support of, and integration with, third party manufacturers of content creation tools; training of content creation professionals; pursuit of appropriate alliances with software tools companies, publishers, advertisers and advertising agencies, and computer OEMs; and general marketing activities. A primary challenge facing management is the proper balance of these expenditures against the desire for near-term profitability: whereas it may be possible to reduce expenditures further to reduce losses and/or achieve profitability in the short term, management has, to date, opted to limit reductions in these areas, believing that it should strive to maximize prospects for long-term profitability. Management will continue to monitor economic and business conditions and constantly re-evaluate these issues.

      In light of the relatively recent change in the Company’s strategic focus from selling prepackaged software, we have a limited operating history upon which an evaluation of our business and our prospects can be based. Our prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2002, had an accumulated deficit of $224,077,000. There can be no assurance that we will achieve or sustain profitability.

      We may, from time to time, provide guidance of certain financial and non-financial expectations and we have done so within this Form 10-K/A. We use these expectations to assist us in making decisions about our allocations of resources, not as predictions of future results. The expectations are subject to risks of our business as well as those contained in “Factors That May Affect Future Results of Operations.”

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

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

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

      License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format, and licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. License revenues for our digital content library are recognized when the license right begins, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. Arrangements with VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

      License revenues decreased approximately $3,109,000, or 38%, for 2002 compared to 2001. The decrease is due to revenues generated by our digital content library decreasing by $3,203,000. The decrease is the direct result of a license agreement entered into during the fourth quarter of 2001, under which the Company perpetually licensed its digital content library to a long-time, leading distributor of 3D animation software for $750,000, which represented a non-refundable minimum license fee of $500,000 in cash due upon signing and $250,000 due within 90 days. As a result of this transaction, the Company significantly reduced its sales efforts relating to its digital content library in return for an expected revenue share. For the period commencing the day following the date on which net revenues, less an $85,000 monthly expense retainer, exceed $500,000, the Company will receive a 50% share in future net revenues derived from sublicenses of its digital content library. During the year ended December 31, 2002, net revenues ($1,005,000) less an $85,000 monthly expense retainer ($1,020,000), did not exceed $500,000, therefore the Company did not receive a revenue share. Because we will not begin to share in this revenue until the $500,000 target is met, it is likely that we will not derive significant revenue, if any, from this arrangement in 2003. Although the amount of revenue share will be based on a number of factors, including overall economic and market conditions, we expect to begin receiving a revenue share in 2004.

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

      Cost of revenues for licenses consist of commissions to VARs for the resale of our technology and license fees to third parties for certain software and digital media that are sublicensed to direct customers. Cost of revenues for services consist primarily of salaries and consulting fees for those who provide fee-based professional services.

      Cost of revenues for licenses increased by $44,000, or 14%, in 2002 compared to 2001 due to an increase in license fees to third parties for certain software and digital media of $203,000 and an increase in commissions to VARs of $107,000. These increases were partially offset by a decrease in royalties to publishers of our digital content library of $266,000, as a result of a license agreement entered into during the fourth quarter of 2001, under which the Company perpetually licensed its digital content library to a long-time leading distributor of 3D animation software. Cost of revenues for services increased by $304,000, or 9%, in 2002 compared to 2001 due to an increase in service revenues, which was partially offset by higher margins related to an increase in engineering professional services.

      Cost of revenues for licenses increased by $233,000, or 307%, in 2001 compared to 2000 which was primarily due to an increase in royalties to publishers of our digital content library of $190,000 due to a full year of digital content library revenues in 2001 compared to four months in 2000. Cost of revenues for services increased by $1,816,000, or 124%, in 2001 compared to 2000 due to an increase in service revenues.

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

      Sales and marketing expenses decreased $839,000, or 5%, in 2002 compared to 2001 due to a decrease in marketing costs of $662,000, salaries and benefits of $588,000, travel and entertainment expenses of $545,000, and facilities expenses of $388,000, which was partially offset by an increase in non-cash stock-based compensation charges of $852,000 and reserves for officer loans of $612,000. The decrease in marketing costs was attributable to the Company’s overall cost reduction efforts and the elimination of marketing costs related to the Company’s digital content library. Salaries and benefits, and travel and entertainment expenses decreased due to headcount reductions in sales personnel related to the Company’s digital content library and other headcount reductions in marketing and creative service personnel. The decrease in facilities expenses was due to the closure of our Tokyo sales office in December 2001. Non-cash stock-based compensation charges increased as certain personnel who were reflected in research and development during 2001 are now reflected in sales and marketing due to a change in the nature of their duties. The Company loaned a total of $575,000 to two officers of the Company during 2001 in accordance with the contractual terms of the officers’ employment agreements. One loan for $200,000 was secured solely by the proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options and another loan for $375,000 was secured solely by the net, after tax proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options. The Company recorded a reserve against these loans in 2002 as the value of the Company’s stock fell substantially below the exercise price of the options securing the loans. The amounts reserved represent the unsecured portion of the loans and accrued interest. One of the officers resigned from the Company effective December 31, 2002, requiring the loan to be repaid. The officer defaulted on the loan on January 31, 2003, and the Company took possession of the collateral.

      Quarterly savings of approximately $992,000 in sales and marketing costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred during the first quarter of 2003. In accordance with SFAS 146, the Company will record a restructuring charge of approximately $1,400,000 during the first quarter of 2003 related to the closure of its Utah and London facility.

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

      Quarterly savings of approximately $151,000 in research and development costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred in the first quarter of 2003.

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

      Quarterly savings of approximately $210,000 in general and administrative costs are expected to be realized beginning in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

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

      The Nasdaq National Market notified us on March 20, 2003 that our common stock may be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that we will be provided until September 16, 2003 to regain compliance with National Market standards. If we are unable to regain compliance with the minimum bid price we may be eligible to transfer our common stock to listing on The Nasdaq SmallCap Market if we meet applicable listing standards and thereby gain an additional 180 days to regain compliance with the minimum bid price requirement. Transitioning to the SmallCap Market or the delisting of our stock could damage our general business reputation and impair our ability to raise additional funds. This may further adversely impact our stock price. Furthermore, if our shares are delisted and are traded on the Nasdaq Small Cap Market, the over-the-counter bulletin board or the “pink sheets”, their value may be negatively impacted because stocks which trade on the over-the-counter bulletin board or the “pink sheets” tend to be less liquid and trade with larger variations between the bid and ask price than stocks on the Nasdaq National Market. Accordingly, any of the foregoing events could have a material adverse effect on our business, financial condition and operating results.

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

If we Fail to Establish, Maintain, or Expand our Strategic Relationships for the Integration of Our Technology With the Services and Products of Third Parties, the Growth of Our Business May Cease or Decline

      Currently, we have relationships with Adobe Systems Incorporated, Autodesk, Inc., Alias Wavefront (a division of Silicon Graphics Limited), Curious Labs Incorporated, and other makers of leading content creation software products under which we provide the right and ability for their products to output content in our format. Customers who deploy content created in the Viewpoint format with these software products are required to purchase a license from Viewpoint in order to publish the content. We also have a relationship with AOL under which the Viewpoint Media Player is distributed along with AOL’s internet access software product. If Adobe, Autodesk, Caligari, Curious Labs, or AOL do not continue to integrate and support our technology correctly, or if we are unable to enter into successful new strategic relationships with leading software providers that can integrate and support our graphics technology, our revenues and growth may suffer because professionals will less likely offer services involving the creation of content in the Viewpoint format to their customers.

 AOL accounted for 51% of our revenues in 2002, but may not generate similar amounts of revenue in subsequent years

      Our licensing and service arrangements with AOL accounted for 51% of our revenue in 2002. However, AOL is not contractually obligated to renew its licenses with us or retain our services for similar services fees in the future. Any cancellation, deferral or significant reduction in our work performed for AOL would have a material adverse effect on our business, financial condition and results of operations.

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

Critical Accounting Policies And Estimates

      Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K/A.

      We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

      The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

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

      License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format, and licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. License revenues for our digital content library are recognized when the license right begins, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. Arrangements with VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

      During the first quarter of 2003, the Company consolidated its operations and reduced its workforce by 48 employees to a level of business that would not significantly reduce cash resources while continuing to provide for investment in new initiatives. The office consolidation and accompanying workforce reductions are expected to decrease the amount of cash used in operations by approximately $1,250,000 per quarter beginning in the second quarter of 2003. The Company operates in a dynamic environment and must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has the ability and intention to reduce or delay these variable costs such that it will have sufficient cash resources through December 31, 2003, however, there can be no assurance that the Company will be able to adjust variable costs in sufficient time to respond to revenue shortfalls should they occur.

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

      1. Index to Financial Statements

      The following financial statements are filed as part of this Report:

      2. Index to Financial Statement Schedule

Page

Schedule
Schedule II — Valuation and Qualifying Accounts	72

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, and SAB No. 101 “Revenue Recognition in Financial Statements.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been performed, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

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

      License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format, and licenses for our digital content library. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. License revenues for our digital content library are recognized when the license right begins, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. Arrangements with VAR’s require either (i) an upfront, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined by the Company based on an independent appraisal using the following assumptions: a 20% discount on the Company’s Common stock price at December 31, 2002, a credit spread of 20% over five year LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issue costs accrued and paid, which amounted to $614,000, were recorded as other assets in the Company’s consolidated balance sheets as of December 31, 2002, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.”

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

representation, covenant or other term. Upon an event of default, the notes will become immediately due and payable.

      The Company is required to file a registration statement by May 9, 2003, covering the resale of all of the shares of common stock issued and have the registration statement declared effective no later than July 24, 2003. The Company is required to pay cash penalties if the registration statement is not filed or declared effective on time.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At December 31, 2002, the Company has net operating loss and tax credit carryforwards of approximately $168,236,000 and $3,413,000, respectively, for federal income tax purposes, which begin to expire in 2011. The Company’s federal net operating loss carryforward relates to the Company’s acquisitions of RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company’s state net operating loss carryforward primarily relates to the net losses incurred by the Company. Additionally, the Company has net operating loss carryforwards of approximately $1,948,000 for foreign income tax purposes, which begin to expire in 2006. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company’s ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

15.	Comprehensive Loss

      Total comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net loss	$(25,893)	$(52,370)	$(55,956)
Foreign currency translation adjustment	(9)	(27)	137
Unrealized gain (loss) on marketable securities	(45)	33	81

Comprehensive loss	$(25,947)	$(52,364)	$(55,738)

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, the Company believes that during the year ended December 31, 2002, its officers, directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

      The following table presents certain information with respect to annual compensation and long-term compensation awarded during fiscal years 2000, 2001, and 2002 to the Company’s Chief Executive Officer and its five other most highly compensated executive officers as of December 31, 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

							Long-term
							Compensation
		Annual Compensation					Securities
							Underlying
					Other Annual		Company	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation		Options	Compensation

Robert Rice	2002	$330,000	—		$16,564	(1)	—	$12,953(2)
Chairman, President and	2001	330,000	—		$18,004	(3)	1,200,000	—
Chief Executive Officer	2000	275,000	1,309,959	(4)	$1,107,160	(5)	287,500	—
Paul Kadin	2002	200,000	—		—		—	—
Executive Vice President,	2001	200,000	35,000		—		—	—
Business Development	2000	155,589	30,000		—		460,000	—
Jeff Kaplan	2002	206,083	—		—		—	—
Executive Vice President,	2001	219,771	50,000		—		460,000	—
Business Affairs
Sreekant Kotay	2002	200,000	—		—		—	—
Executive Vice President, Technology	2001	200,000	—		—		—	—
Marketing & Strategy	2000	170,000	—		—		—	—
Brian O’Donoghue	2002	200,000	—		—		200,000	—
Executive Vice President	2001	187,499	—		—		—	—
and General Counsel	2000	100,000	30,000		—		230,000	—
Anders Vinberg	2002	200,000	—		—		—	—
Executive Vice President,	2001	200,000	—		—		—	—
Technology, Engineering and	2000	66,667	—		—		1,185,000	—
Information Systems

(1)	Represents auto allowance of $9,660 and reimbursement in 2002 for taxes paid for life insurance premiums for 2000 and 2001 and for period beginning in April 2002 and ending in April 2003 ($12,953).

(2)	Represents reimbursement in 2002 for life insurance premiums for 2000 and 2001 and for period beginning in April 2002 and ending in April 2003.

(3)	Represents auto allowance.

(4)	Represents loan forgiveness of $1,244,959, triggered by contractually specified events which occurred during 2000, and annual bonus of $65,000.

(5)	Represents amount reimbursed for the payment of taxes due for the forgiveness of principal and interest on the loan described in footnote (3) and auto allowance of $30,500.

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

      (a)     The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

3. Exhibits.

      Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
2.2	Stock Purchase Agreement between the Registrant and Real Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant’s Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
2.3	Agreement and Plan of Reorganization, dated as of February 11, 1997, among MetaTools, Inc., a Delaware corporation, Fractal Design Corporation, a Delaware corporation, and Rook Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, filed on April 28, 1997 (File No. 333-25939))
2.4	Agreement and Plan of Merger among Fractal Design Corporation, a California corporation, and Rook Acquisition Corp., a Delaware corporation, dated as of May 29, 1997 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
2.5	Stock Purchase Agreement, dated as of August 23, 2000, by And between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

      Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 (File No. 000-27168))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
3.3	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

      Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/ A, filed on October 29, 1999 (File No. 000-27168))
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))

      Exhibit No. 10: Material Contracts

      Executive Compensation Plans and Agreements

10.1	1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.2	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.3	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.4	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.5	Letter Agreement between the Registrant and Christopher Gentile, dated June 25, 1999 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.6	Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.7	Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))
10.8	Letter Agreement between the Registrant and Jeffrey J. Kaplan, dated January 29, 2001 (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.9	Promissory Note issued by Jeffery J. Kaplan, dated April 2, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on April 30, 2003 (File No. 000-27168))
10.10	Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 (File No. 000-27168))
10.11	Letter Agreement between the Registrant and Mark S. Gray dated January 11, 2002 (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))
10.12	Letter Agreement between the Registrant and Thomas Morgan dated March 22, 2002 (incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))

      Other Material Contracts

10.13	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.14	Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates International, Inc. and Registrant (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.15	Series A Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and American Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))
10.16	Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))

10.17	Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant’s Proxy Statement filed on October 31, 2000 (File No. 000-27168))
10.18	Securities Purchase Agreement, dated as of December 31, 2002, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003).
10.19	Form of Replacement 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003).
10.20	Form of Subsequent/ Additional 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003).
10.21	Form of Initial Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003).
10.22	Form of Subsequent/ Additional Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003).
10.23	Registration Rights Agreement, dated as of March 25, 2003, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003).
10.24	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003).
10.25	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003).
10.26	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003).
10.27	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003).
10.28	Form of Redemption Warrant for Common Stock of The Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003).

      Exhibit No. 21: Subsidiaries of the Registrant

21.1	Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

      Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

      Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (incorporated by reference from the signature page of the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant on March 31, 2003).

      Exhibit No. 99: Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 5th day of June, 2003.

VIEWPOINT CORPORATION

By:	/s/ ROBERT E. RICE

Robert E. Rice
President and Chief Executive Officer

Dated: June 5, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ ROBERT E. RICE Robert E. Rice Director, President and Chief Executive Officer (Principal Executive Officer)	Dated: June 5, 2003

By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: June 5, 2003

By:	* Thomas Bennett Director	Dated: June 5, 2003

By:	* James Crabbe Director	Dated: June 5, 2003

By:	Stephen M. Duff Director

By:	* Samuel H. Jones, Jr. Director	Dated: June 5, 2003

By:	Lennert J. Leader Director

*By:	/s/ BRIAN J. O’DONOGHUE Brian J. O’Donoghue Attorney-in-Fact	Dated: June 5, 2003

CERTIFICATIONS

I, Robert E. Rice, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Viewpoint Corporation;

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

Robert E. Rice
President and Chief Executive Officer

Dated: June 5, 2003

I, Anthony L. Pane, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Viewpoint Corporation;

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

Dated: June 5, 2003