Form 10-Q/A
period 2003-03-31
VIEWPOINT CORP/NY/
filed 2003-06-06
CIK 919794

UNITED STATES
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

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less then 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, were determined by the Company based on an independent appraisal using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at March 31, 2003. Debt issue costs accrued, which amounted to $119,000, were recorded as other assets in the Company’s consolidated balance sheets as of March 31, 2003, in accordance with APB Opinion No. 21.

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

     In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2003 and our Annual Report on Form 10-K/A for 2002. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q/A. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

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

     The Company’s primary initiatives include:

•	Licensing technology for web site marketing and e-commerce visualization solutions;

•	Licensing technology for internet advertising purposes;

•	Providing a full range of fee-based digital content creation and software engineering services for implementing visualization solutions for marketing;

•	Forging technological alliances with leading interactive agencies, Web content providers major portals and ISPs, tools companies, and computer OEMs; and

•	Maximizing market penetration of the Viewpoint Media Player.

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

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less then 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

     Quarterly savings of approximately $581,000 in sales and marketing expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

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

     Quarterly savings of approximately $111,000 in research and development expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions in Utah, as well as workforce reductions in New York and California, which occurred in the first quarter of 2003.

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

     Quarterly savings of approximately $175,000 in general and administrative expenses are expected to be realized in the second quarter of 2003, resulting from the Company’s office consolidation and accompanying workforce reductions as well as workforce reductions in New York and California, which occurred during the first quarter of 2003.

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

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline;

•	Our future revenues may be unpredictable and may cause our quarterly results to fall below market expectations;

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the Company;

•	We have limited cash resources which could limit our ability to fund operations;

•	Our stock price is volatile, which could subject us to class action litigation;

•	We may be delisted from Nasdaq, which would adversely impact our stock price and the ability of our stockholders to purchase and sell our shares in an orderly manner;

•	We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split;

•	If the Internet does not become a more widespread commerce medium, demand for our products and technologies may decline significantly;

•	Our market is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace;

•	Security risks could limit the growth of e-commerce which would adversely impact our ability to increase sales of graphics technology;

•	We may be unable to protect our intellectual property rights;

•	We may be liable for infringing the intellectual property rights of others;

•	We may need to enter into business combinations and strategic alliances, which could be difficult to integrate and may disrupt our business;

•	The loss of our key engineering or management employees would harm our business;

•	If we fail to establish, maintain, or expand our strategic relationships for the integration of our technology with the services and products of third parties, the growth of our business may cease or decline;

•	AOL accounted for 51% of our revenues in 2002, but may not generate similar amounts of revenue in subsequent years;

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

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

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized over the term of the license in a term-based broadcast license model when the term is less than 15 months, and up-front in a perpetual broadcast license model and a term-based broadcast license model when the term is 15 months or longer, providing no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require either (i) an up-front, non-refundable payment or (ii) a percentage royalty based on sell through, or both, as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

VIEWPOINT CORPORATION

Dated: June 5, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

Dated: June 5, 2003	By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert E. Rice, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Viewpoint Corporation;

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

Dated: June 5, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

I, Anthony L. Pane, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Viewpoint Corporation;

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