Form 10-K/A
period 2002-12-31
VIEWPOINT CORP/NY/
filed 2003-06-27
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 3

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

      Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined by the Company using the following assumptions: a 20% discount on the Company’s Common stock price at December 31, 2002, a credit spread of 20% over five year LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issue costs accrued and paid, which amounted to $614,000, were recorded as other assets in the Company’s consolidated balance sheets as of December 31, 2002, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.”

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

      (a)     The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

3. Exhibits.

      Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Form of Agreement and Plan of Merger by and between the Registrant and MetaTools, Inc., a California corporation (incorporated by reference from Exhibit 2.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
2.2	Stock Purchase Agreement between the Registrant and Real Time Geometry Corp. dated December 23, 1996 (incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant’s Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168))
2.3	Agreement and Plan of Reorganization, dated as of February 11, 1997, among MetaTools, Inc., a Delaware corporation, Fractal Design Corporation, a Delaware corporation, and Rook Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of MetaTools (incorporated by reference from Annex A to the Registrant’s Registration Statement on Form S-4, filed on April 28, 1997 (File No. 333-25939))
2.4	Agreement and Plan of Merger among Fractal Design Corporation, a California corporation, and Rook Acquisition Corp., a Delaware corporation, dated as of May 29, 1997 (incorporated by reference from Exhibit 2.2 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
2.5	Stock Purchase Agreement, dated as of August 23, 2000, by And between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

      Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 (File No. 000-27168))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
3.3	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

      Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/ A, filed on October 29, 1999 (File No. 000-27168))
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))

      Exhibit No. 10: Material Contracts

      Executive Compensation Plans and Agreements

10.1	1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.2	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.3	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.4	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.5	Letter Agreement between the Registrant and Christopher Gentile, dated June 25, 1999 (incorporated by reference from Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.6	Letter Agreement between the Registrant and Paul J. Kadin, dated February 17, 2000 (incorporated by reference from Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.7	Letter Agreement between the Registrant and Anders Vinberg, dated September 6, 2000 (incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))
10.8	Letter Agreement between the Registrant and Jeffrey J. Kaplan, dated January 29, 2001 (incorporated by reference from Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.9	Promissory Note issued by Jeffery J. Kaplan, dated April 2, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 filed on April 30, 2003 (File No. 000-27168))
10.10	Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 (File No. 000-27168))
10.11	Letter Agreement between the Registrant and Mark S. Gray dated January 11, 2002 (incorporated by reference from Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))
10.12	Letter Agreement between the Registrant and Thomas Morgan dated March 22, 2002 (incorporated by reference from Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002 (File No. 000-27168))

      Other Material Contracts

10.13	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.14	Licensing and Services Agreement dated September 30, 1999 by and among MetaStream.com Corporation, Computer Associates International, Inc. and Registrant (incorporated by reference from Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 30, 2000 (File No. 000-27168))
10.15	Series A Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and American Online, Inc., dated June 12, 2000 (incorporated by reference from Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 21, 2000 (File No. 000-27168))
10.16	Series B Preferred Stock Purchase Agreement and Related Exchange Agreement between the Registrant and Adobe Systems Incorporated dated July 18, 2000 (incorporated by reference from Exhibit 10.2 To the Registrant’s Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000 (File No. 000-27168))

10.17		Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant’s Proxy Statement filed on October 31, 2000 (File No. 000-27168))
10.18		Securities Purchase Agreement, dated as of December 31, 2002, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003).
10.19		Form of Replacement 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003).
10.20		Form of Subsequent/ Additional 4.95% Convertible Note of The Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003).
10.21		Form of Initial Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003).
10.22		Form of Subsequent/ Additional Warrant for Common Stock of The Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003).
10.23		Registration Rights Agreement, dated as of March 25, 2003, by and among The Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003).
10.24		Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003).
10.25		Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003).
10.26		Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003).
10.27		Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among The Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003).
10.28		Form of Redemption Warrant for Common Stock of The Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003).
10.29	*	Second Amended and Restated License and Services Agreement dated as of September 30, 2002 between the Registrant and America Online, Inc.
10.30		Agreement for Consulting Services dated as of September 30, 2002 between the Registrant and America Online, Inc.
10.31	*	Schedule No. 1 dated September 30, 2002 to Agreement for Consulting Services between the Registrant and America Online, Inc.

      Exhibit No. 21: Subsidiaries of the Registrant

21.1	Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

      Exhibit No. 23: Consents of Experts and Counsel

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
23.2	Consent of IPSOS-NPD

      Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (incorporated by reference from the signature page of the Annual Report on Form 10-K for the year ended December 31, 2002 filed by the Registrant on March 31, 2003).

*	Confidential treatment requested on certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

      Exhibit No. 99: Additional Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of June, 2003.

VIEWPOINT CORPORATION

By:	/s/ ROBERT E. RICE

Robert E. Rice
President and Chief Executive Officer

Dated: June 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ ROBERT E. RICE Robert E. Rice Director, President and Chief Executive Officer (Principal Executive Officer)	Dated: June 27, 2003

By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: June 27, 2003

By:	* Thomas Bennett Director	Dated: June 27, 2003

By:	* James Crabbe Director	Dated: June 27, 2003

By:	Stephen M. Duff Director

By:	* Samuel H. Jones, Jr. Director	Dated: June 27, 2003

By:	Lennert J. Leader Director

*By:	/s/ BRIAN J. O’DONOGHUE Brian J. O’Donoghue Attorney-in-Fact	Dated: June 27, 2003

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

Dated: June 27, 2003

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

Dated: June 27, 2003