Form 10-Q/A
period 2003-03-31
VIEWPOINT CORP/NY/
filed 2003-06-27
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 Amendment No. 2

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

     During the three months ended March 31, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, were determined by the Company using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at March 31, 2003. Debt issue costs accrued, which amounted to $119,000, were recorded as other assets in the Company’s consolidated balance sheets as of March 31, 2003, in accordance with APB Opinion No. 21.

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

VIEWPOINT CORPORATION

Dated: June 27, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

Dated: June 27, 2003	By:	/s/ ANTHONY L. PANE Anthony L. Pane Senior Vice President and Chief Financial Officer

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

Dated: June 27, 2003	By:	/s/ ROBERT E. RICE Robert E. Rice President and Chief Executive Officer

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