Form 10-Q
period 2003-06-30
VIEWPOINT CORP
filed 2003-08-15
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-27168

_________________

VIEWPOINT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4102687

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

498 Seventh Avenue, Suite 1810, New York, NY 10018

(Address of principal executive offices and zip code)

(212) 201-0800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

As of August 11, 2003, 45,985,507 shares of $0.001 par value common stock were outstanding.

CONSOLIDATED BALANCE SHEETS
PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
TERMINATION PROTECTION AGREEMENT
TERMINATION PROTECTION AGREEMENT
TERMINATION PROTECTION AGREEMENT
TERMINATION PROTECTION AGREEMENT
TERMINATION PROTECTION AGREEMENT
TERMINATION PROTECTION AGREEMENT
302 CERTIFICATION
302 CERTIFICATION
906 CERTIFICATION

Page

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	3
Consolidated Statements of Operations – Three and six months ended June 30, 2003 and 2002	4
Consolidated Statements of Cash Flows – Six months ended June 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	36
Signatures	37

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,057	$10,678
Marketable securities	1,686	890
Accounts receivable, net	1,273	2,925
Related party accounts receivable, net	972	838
Notes receivable, net	750	750
Prepaid expenses and other current assets	799	599

Total current assets	10,537	16,680
Restricted cash	488	987
Property and equipment, net	2,697	3,591
Goodwill, net	31,276	31,276
Intangible assets, net	160	165
Other assets	263	653

Total assets	$45,421	$53,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,357	$2,962
Accrued expenses	1,530	759
Due to related parties, net	3,024	2,920
Deferred revenues	458	334
Related party deferred revenues	797	249
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	9,942	8,000
Convertible notes	3,541	6,712
Warrants to purchase common stock	242	288
Subordinated notes	1,579	—
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized — no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value; 75,000 shares authorized – 46,146 shares issued and 45,986 shares outstanding at June 30, 2003 and 41,179 shares issued and 41,019 shares outstanding at December 31, 2002	46	41
Paid-in capital	269,339	267,569
Deferred compensation	(1,337)	(4,130)
Treasury stock at cost; 160 shares at June 30, 2003 and December 31, 2002	(1,015)	(1,015)
Accumulated other comprehensive loss	(49)	(36)
Accumulated deficit	(236,867)	(224,077)

Total stockholders’ equity	30,117	38,352

Total liabilities and stockholders’ equity	$45,421	$53,352

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Licenses	$217	$1,292	$1,849	$2,496
Related party licenses	1,010	2,570	1,060	4,905
Services	842	1,036	2,197	2,068
Related party services	2,405	406	3,393	693

Total revenues	4,474	5,304	8,499	10,162

Cost of revenues:
Licenses	28	136	75	245
Services	2,372	914	3,548	1,822

Total cost of revenues	2,400	1,050	3,623	2,067

Gross profit	2,074	4,254	4,876	8,095

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $288 and $746 for the three months ended June 30, 2003 and 2002, respectively, and $727 and $1,790 for the six months ended June 30, 2003 and 2002, respectively)	2,515	3,675	6,336	7,516
Research and development (including non-cash stock-based compensation charges totaling $158 and $160 for the three months ended June 30, 2003 and 2002, respectively, and $317 and $355 for the six months ended June 30, 2003 and 2002, respectively)	1,103	1,444	2,576	2,830
General and administrative (including non-cash stock-based compensation charges totaling $412 and $414 for the three months ended June 30, 2003 and 2002, respectively, and $824 and $828 for the six months ended June 30, 2003 and 2002, respectively)	2,909	2,394	4,925	4,599
Depreciation	444	472	922	970
Amortization of intangible assets	7	2	8	663
Restructuring and impairment charges related to office closure	—	—	1,211	—
Impairment of goodwill and other intangible assets	—	—	—	6,275

Total operating expenses	6,978	7,987	15,978	22,853

Loss from operations	(4,904)	(3,733)	(11,102)	(14,758)

Other income (expense):
Interest and other income, net	11	48	34	89
Interest expense	(323)	—	(486)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(1,081)	—	343	—
Loss on early extinguishment of debt	—	—	(1,682)	—

Total other income (expense)	(1,393)	48	(1,791)	89

Loss before provision for income taxes	(6,297)	(3,685)	(12,893)	(14,669)
Provision for income taxes	13	—	13	—

Net loss from continuing operations	(6,310)	(3,685)	(12,906)	(14,669)
Adjustment to net loss on disposal of discontinued operations	26	93	116	93

Net loss	$(6,284)	$(3,592)	$(12,790)	$(14,576)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.14)	$(0.09)	$(0.29)	$(0.36)
Net income per common share from discontinued operations	—	—	—	—

Net loss per common share	$(0.14)	$(0.09)	$(0.29)	$(0.36)

Weighted average number of shares outstanding — basic and diluted	45,986	40,706	43,688	40,519

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(12,790)	$(14,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to net loss on disposal of discontinued operations	—	(93)
Non-cash stock-based compensation charges	1,868	2,973
Restructuring and impairment charges related to office closure	1,211	—
Depreciation and amortization	930	1,633
Provision for bad debt	734	126
Impairment of goodwill and other intangible assets	—	6,275
Loss on sale or disposal of equipment	—	45
Accrued interest income	—	(14)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(343)	—
Loss on early extinguishment of debt	1,682	—
Amortization of debt discount and issuance costs	196	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	918	(459)
Related party accounts receivable	(134)	(315)
Prepaid expenses and other assets	(333)	362
Accounts payable	838	(6)
Accrued expenses	(79)	(252)
Due to related parties, net	104	160
Deferred revenues	124	(66)
Related party deferred revenues	548	(19)
Net cash provided by discontinued operations	—	128

Net cash used in operating activities	(4,526)	(4,098)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	875	6,800
Purchases of marketable securities	(1,670)	(3,520)
Net (increase) decrease in restricted cash	499	(1)
Purchases of property and equipment	(396)	(558)
Proceeds from sale of property and equipment	7	—
Purchases of patents and trademarks	(3)	(27)

Net cash provided by (used in) investing activities	(688)	2,694
Cash flows from financing activities:
Payment of issuance costs on convertible notes	(508)	—
Proceeds from issuance of subordinated notes and common stock net of issuance costs paid of $85	3,415	—
Repayment of convertible notes	(3,300)	—
Proceeds from exercise of stock options	—	1,306

Net cash provided by (used in) financing activities	(393)	1,306
Effect of exchange rate changes on cash and cash equivalents	(14)	(1)

Net decrease in cash and cash equivalents	(5,621)	(99)
Cash and cash equivalents at beginning of period	10,678	8,054

Cash and cash equivalents at end of period	$5,057	$7,955

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$54	$127
Cash paid during the period for interest	46	—
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains on marketable securities	$1	$60
Issuance costs on convertible notes and subordinated notes accrued and not yet paid	150	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	1,000	—
Contingent consideration not yet issued in connection with the acquisition of Viewpoint Digital	—	2,928

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in our Annual Report on Form 10-K/A for the year ended December 31, 2002. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of Viewpoint Corporation’s (“Viewpoint” or the “Company”) financial position and operating results for the interim periods.

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or other future periods.

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

     Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, sales of customer support services (maintenance arrangements), and training services performed for customers that license our products.

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized on a percentage-of-completion method of contract accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

     Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customers. Nonmonetary revenues are recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses, however, due to timing, nonmonetary accounts receivable and accounts payable may result.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock option grants under the fair value method of SFAS No. 123. The fair value of options issued to employees was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company’s employee options is amortized to expense over the options’ vesting period. The Company’s pro forma non-cash stock-based employee compensation charges, net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(6,284)	$(3,592)	$(12,790)	$(14,576)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	858	1,277	1,868	2,714
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(1,841)	(2,903)	(3,794)	(5,852)

Pro forma net loss	$(7,267)	$(5,218)	$(14,716)	$(17,714)

Net loss per share:
Basic and diluted as reported	$(0.14)	$(0.09)	$(0.29)	$(0.36)

Basic and diluted pro forma	$(0.16)	$(0.13)	$(0.34)	$(0.44)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in the future.

Basic and Diluted Net Loss Per Common Share

     On April 14, 2003, the Company granted 2,300,000 nonstatutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Twenty-five percent of the option’s vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter.

     In July 2003, the Company modified the terms to accelerate the vesting of one grant, which will represent a non-cash compensation expense of approximately $360,000 that will be recognized ratably between July 2003 and December 2004.

     Basic net loss per common share is computed using the weighted average number of common shares outstanding and diluted net loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 4,467,000 and 7,761,000 for the three months ended June 30, 2003 and 2002, respectively, and 4,453,000 and 8,936,000 for the six months ending June 30, 2003 and 2002, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

Derivatives

     The Company accounts for the fair values of the warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for its embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired prior to February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted the provisions of SFAS No. 150, which became effective on June 1, 2003. The adoption of this statement did not have a material effect on the Company’s Financial Statements.

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

     In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. The fair value of the Viewpoint Digital reporting unit was determined to exceed its carrying value using the expected present value of future cash flows, a discount rate of 15% and a terminal value based on a multiple of EBITDA. The fair value of the Company was determined to exceed its carrying value by comparison to its market capitalization on that date, less the fair value of the Viewpoint Digital reporting unit.

     The Company recorded $2,928,000 of additional goodwill during the first quarter of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital reporting unit, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 for the three months ended March 31, 2002. The fair value of the Viewpoint Digital reporting unit was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate of 20%, were determined using the Company’s best estimates as of the date the impairment was recorded.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In accordance with the provisions of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2003 and found no impairment on that date. The fair value of the Company was determined to exceed its carrying value by comparison to its market capitalization on that date.

     During the six months ended June 30, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

     The changes in the carrying amounts of goodwill and intangible assets during the six months ended June 30, 2003, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2003	$31,276	$165	$31,441
Additions during period	—	11	11
Amortization	—	(1)	(1)

Balance as of March 31, 2003	31,276	175	31,451
Additions & adjustments during period	—	(8)	(8)
Amortization	—	(7)	(7)

Balance as of June 30, 2003	$31,276	$160	$31,436

     The changes in the carrying amounts of goodwill and intangible assets for the six months ended June 30, 2002, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403
Additions during period	2,928	24	2,952
Impairment losses	(4,694)	(1,581)	(6,275)
Amortization	—	(661)	(661)

Balance as of March 31, 2002	31,276	143	31,419
Additions during period	—	3	3
Amortization	—	(2)	(2)

Balance as of June 30, 2002	$31,276	$144	$31,420

     As of June 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and Trademarks	$172	$(12)	$160	$168	$(3)	$165

Total Intangible Assets	$172	$(12)	$160	$168	$(3)	$165

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants was an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it was assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined by the Company using the following assumptions: a 20% discount on the Company’s common stock price at December 31, 2002, a credit spread of 20% over LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issue costs accrued and paid, which amounted to $622,000, were recorded as other assets in the Company’s consolidated balance sheets as of December 31, 2002, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.” During the three months ended March 31, 2003, the Company accrued an additional $46,000 in loan costs related to these convertible notes. The amortization of discount on the convertible notes and debt issue costs totaling $72,000 were accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the interest method.

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

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the change in the fair value of the conversion options of the original convertible notes as of March 24, 2003, which amounted to $1,122,000, in the Company’s consolidated statements of operations for the three months ended March 31, 2003.

     In accordance with the provisions of APB Opinion No. 26 “Early Extinguishment of Debt,” and EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss on

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. Each tranche of the new convertible notes were initially convertible into Company common stock at a price of $2.26 per share. However, pursuant to the Redemption, Amendment and Exchange Agreements, the conversion price of the first, second, and third tranche became adjustable on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10.

     If the Company raises capital after March 31, 2003, up to 20% of the net proceeds may be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

     Each tranche of the notes is redeemable by the investors at any time on or after June 30, 2004 in cash at par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. Each tranche of the notes is redeemable by the investors at any time after December 31, 2005, in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days following December 31, 2005. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. Concurrently with any such redemption, the Company is required to deliver to the investors warrants, with an exercise price of $1.00 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to 100% of the principal amount being redeemed divided by the conversion price of the notes then in effect.

     Each tranche of the notes is convertible at the Company’s election at any time after April 15, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to January 14, 2004.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $182,000, of which $127,000 were accrued as interest expense of June 30, 2003.

     Under the terms of the amended agreements, certain covenants and events of default were restructured as follows: the requirement to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a report is received from the Company’s auditors through March 2004, the original events of default remain effective.

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, were determined by the Company using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at June 30, 2003. Debt issue costs accrued, which amounted to $119,000, were recorded as other assets in the Company’s consolidated balance sheets as of June 30, 2003, in accordance with APB Opinion No. 21.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the changes in the fair values of the new conversion options and original warrants of $61,000 and $241,000, respectively, in the Company’s consolidated statements of operations for the three months ended March 31, 2003, and a loss based on the changes in the fair values of the new conversion options and original warrants of $886,000 and $195,000, respectively, in the Company’s consolidated statements of operations for the three months ended June 30, 2003. The amortization of discount on the new convertible notes and debt issue costs totaling $21,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

     Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: (i) failure to pay principal and interest on the notes when payments become due, (ii) judgments against the Company in excess of $1,000,000, (iii) event of bankruptcy, and (iv) material breach of representations, covenants or other terms. Upon an event of default, the notes will become immediately due and payable.

     The Company filed a registration statement covering the resale of the issued shares on May 9, 2003, which was declared effective by the SEC on July 30, 2003.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The $3,500,000 of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2,024,000. Debt issue costs accrued and paid, which amounted to $116,000, were recorded as other assets in the Company’s consolidated balance sheets as of June 30, 2003 in accordance with APB Opinion No. 21. The amortization of the discount on the subordinated notes and debt issue costs totaling $103,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

4. Related Party Transactions

     During the three and six months ended June 30, 2003, the Company recorded revenues totaling $3,415,000 and $4,453,000, respectively, related to agreements with America Online, Inc. (“AOL”). As of June 30, 2003, the Company has $972,000 in accounts receivable and $797,000 in deferred revenues relating to transactions entered into with AOL and Computer Associates, Inc. (“Computer Associates”), both of whom have representatives on the Company’s Board of Directors. During the three and six months ended June 30, 2002, the Company recorded revenues totaling $2,976,000 and $5,598,000, respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates.

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

     The restructuring reserve activity under the 2003 restructuring plan for the three and six months ended June 30, 2003 was as follows (in thousands):

		Employee
		Severance and
		Termination	Asset	Miscellaneous	Restructuring
	Lease Costs	Benefits	Write-offs	Charges	Accrual

Restructuring and impairment charges	$459	$367	$361	$24	$1,211
Cash paid	36	350	—	24	410
Non-cash charges	—	—	361	—	361

Balance at March 31, 2003	423	17	—	—	440
Cash paid	53	17	—	—	70

Balance as of June 30, 2003	$370	$—	$—	$—	$370

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Comprehensive Loss

     Total comprehensive loss for the three and six months ended June 30, 2003 and 2002 consisted of the following (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(6,284)	$(3,592)	$(12,790)	$(14,576)
Foreign currency translation adjustment	(6)	7	(14)	(1)
Unrealized gain (loss) on marketable securities	—	107	1	60

Comprehensive loss	$(6,290)	$(3,478)	$(12,803)	$(14,517)

7. Commitments and Contingencies

     On May 5, 2003, the Company entered into termination protection agreements with certain executives of the Company. The agreements provide benefits following a change in control by the Company and, in certain cases, the termination of the executive’s employment within 12 to 24 months following the change in control that occurs on or prior to December 31, 2006. The benefits include severance payments ranging from 2 to 2.99 times the executive’s annual compensation and full vesting of all outstanding stock options granted to these executives.

     These benefits replace the existing termination benefits in change of control agreements which provided for one times the executive’s annual compensation and full vesting of stock options that the executives were entitled to in the event of a change in control prior to the execution of the termination protection agreements.

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

     Until December 1999, the Company (which was then known as MetaCreations) was primarily engaged in the development, marketing, and sales of prepackaged software graphics products. Its principal products were computer graphics “painting” tools, photo editing software, and 3D graphics software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of interactive media on the Internet. In June 1999, the Company increased its commitment to the development of interactive Internet technologies and formed Viewpoint (formerly Metastream Corporation) to increase the pace of development of an Internet-based product and a business model to exploit these technologies.

     In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Viewpoint and to correspondingly divest the Company of all its prepackaged software business. Since then, our primary goal has been to establish the Viewpoint Media Player as the standard platform for the display of interactive media content, particularly on the Internet.

     The Company’s primary initiatives include:

•	Licensing technology for website marketing and e-commerce visualization solutions;

•	Licensing technology for Internet advertising purposes;

•	Providing a full range of fee-based digital content creation and software engineering services for implementing visualization solutions for marketing;

•	Forging technological alliances with leading interactive agencies, Web content providers, major portals, ISPs, tool companies and computer OEMs; and

•	Maximizing market penetration of the Viewpoint Media Player.

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

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of June 30, 2003, had an accumulated deficit of $236,867,000. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three and six months ended June 30, 2003 and 2002, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Statements of Operations Data
Revenues:
Licenses	5%	24%	22%	25%
Related party licenses	22	48	12	48
Services	19	20	26	20
Related party services	54	8	40	7

Total revenues	100	100	100	100

Cost of revenues:
Licenses	1	3	1	2
Services	53	17	42	18

Total cost of revenues	54	20	43	20

Gross profit	46	80	57	80

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	56	69	75	74
Research and development (including non-cash stock-based compensation charges)	25	27	30	28
General and administrative (including non-cash stock-based compensation charges)	65	45	58	45
Depreciation	10	9	11	9
Amortization of intangible assets	—	—	—	7
Restructuring and impairment charges related to office closure	—	—	14	—
Impairment of goodwill and other intangible assets	—	—	—	62

Total operating expenses	156	150	188	225

Loss from operations	(110)	(70)	(131)	(145)

Other income (expense):
Interest and other income, net	—	1	1	1
Interest expense	(7)	—	(6)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(24)	—	4	—
Loss on early extinguishment of debt	—	—	(20)	—

Total other income (expenses)	(31)	1	(21)	1

Loss before provision for income taxes	(141)	(69)	(152)	(144)
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(141)	(69)	(152)	(144)
Adjustment to net loss on disposal of discontinued operations	1	1	1	1

Net loss	(140)%	(68)%	(151)%	(143)%

Revenues

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$217	$1,292	(83)%
Related party licenses	1,010	2,570	(61)%
Services	842	1,036	(19)%
Related party services	2,405	406	492%

Total revenues	$4,474	$5,304	(16)%
Six months ended:
License	$1,849	$2,496	(26)%
Related party licenses	1,060	4,905	(78)%
Services	2,197	2,068	6%
Related party services	3,393	693	390%

Total	$8,499	$10,162	(16)%

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

     Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, sales of customer support services (maintenance arrangements), and training services performed for customers that license our products.

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

     Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees is not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized on a percentage-of-completion method of contract accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

     Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

     The Company periodically enters into nonmonetary arrangements whereby the Company’s licenses or services are exchanged for services of its customers. Nonmonetary revenues are recognized at the estimated fair value of the services received. Generally, nonmonetary revenues equal nonmonetary expenses, however, due to timing, nonmonetary accounts receivable and accounts payable may result.

     During 2003, the Company began to migrate its sales efforts toward larger customers. The customers the Company is currently targeting are contracting limited use of our software to understand its capabilities before they will commit to larger license purchases. These limited use projects are generally for services as we develop content for the customers to use with our software. As we have begun migrating our sales efforts towards these larger customers with a longer license sales cycle, we are generally experiencing what we believe to be a short-term decline in the mix of license revenues relative to total revenues. We believe that this mix will change in the future as the customers who are currently using our software in these limited use projects, purchase larger licenses, which will increase the mix of license revenues relative to total revenues.

     License revenues decreased $1,075,000, or 83%, for the three months ended June 30, 2003, compared to the same period last year. This decrease is primarily the result of a change in the mix of our business during the period from primarily license based to service based. During the three months ended June 30, 2003, the Company had an increase in the number of limited use projects with larger customers compared to the same period last year. As a result, during the three months ended June 30, 2003, the number of pure license arrangements entered into as well as the average size of license arrangements decreased, when compared to the same period last year. The remainder of the decrease is due to three VAR arrangements, which were entered into during the three months ended June 30, 2002 that required non-refundable payments totaling $510,000. There were no similar arrangements entered into during the three months ended June 30, 2003.

     License revenues decreased $647,000, or 26% for the six months ended June 30, 2003 compared to the same period last year. The decrease is primarily the result of a decrease in VAR arrangements in 2003 compared to 2002 which accounted for $384,000 of the decrease. The remainder of the decrease is due to the status of our customers’ projects that resulted in a decrease in the number of pure license arrangements executed.

     Related party license revenues decreased approximately $1,560,000 or 61% and $3,845,000 or 78% for the three and six months ended June 30, 2003, respectively, compared to the same periods last year. The decrease in related party license revenues stems from the Company’s main contract with America Online, Inc. (“AOL”), under which the Company recognizes license revenues when payments are due.

     Service revenues decreased approximately $194,000, or 19%, for the three months ended June 30, 2003 compared to the same period last year. The decrease in service revenue is largely attributable to the delay in recognizing revenue for certain clients, who are considered credit risks, until cash is received.

     Service revenues increased approximately $129,000, or 6%, for the six months ended June 30, 2003, compared to the same period last year. The increase is primarily attributable to our efforts to target larger customers for limited use contracts that will be followed by our efforts to sell larger licenses to these customers. We also experienced a slight increase in the aggregate number of customer service projects.

     Related party service revenues increased approximately $1,999,000, or 492%, and $2,700,000, or 390%, for the three and six months ended June 30, 2003, respectively, compared to the same periods last year, due to AOL’s expanded use of the Company’s engineering professional services.

Cost of revenues

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$28	$136	(79)%
Services	2,372	914	160%

Total cost of revenues	$2,400	$1,050	129%
Percentage of total revenues	54%	20%
Six months ended:
Licenses	$75	$245	(69)%
Services	3,548	1,822	95%

Total cost of revenues	$3,623	$2,067	75%
Percentage of total revenues	43%	20%

     Cost of revenues consist primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. The increase in cost of revenues is directly attributable to an increase in service revenues. During the three months ended June 30, 2003, the Company recorded cost of revenues on a project totaling approximately $639,000, for which only $49,000 was recognized as service revenues. The Company expects to recognize additional revenue on this project in future periods when cash is received from the customer, which will significantly improve future margins.

Sales and marketing (including non-cash stock-based compensation charges totaling $288 and $746 for the three months ended June 30, 2003 and 2002, respectively and $727 and $1,790 for the six months ended June 30, 2003 and 2002, respectively)

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Sales and marketing	$2,515	$3,675	(32)%
Percentage of total revenues	56%	69%
Six months ended:
Sales and marketing	$6,336	$7,516	(16)%
Percentage of total revenues	75%	74%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $1,160,000, or 32%, for the three months ended June 30, 2003 compared to the same period last year primarily due to a decrease in salaries and benefits of $612,000 and non-cash stock-based compensation charges of $458,000. Salaries and benefits decreased due to the office closure in Utah and other headcount reductions in the first quarter of 2003. Non-cash stock-based compensation charges decreased due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant.

     Sales and marketing expenses decreased by $1,180,000, or 16%, for the six months ended June 30, 2003 compared to the same period last year due, primarily, to a decrease in non-cash stock-based compensation charges of $1,063,000 and salaries and benefits of $557,000, offset in part by an increase in consulting fees of $555,000. Non-cash stock-based compensation charges decreased due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. Salaries and benefits decreased due to the office closure in Utah and other headcount reductions in the first quarter of 2003. Consulting expenses increased due to training related costs associated with the Company’s plan to outsource certain content creation services to international partners, which the Company expects will increase its fee-based professional service margins over time.

Research and development (including non-cash stock-based compensation charges totaling $158 and $160 for the three months ended June 30, 2003 and 2002, respectively and $317 and $355 for the six months ended June 30, 2003 and 2002, respectively)

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Research and development	$1,103	$1,444	(24)%
Percentage of total revenues	25%	27%
Six months ended:
Research and development	$2,576	$2,830	(9)%
Percentage of total revenues	30%	28%

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

     The Company’s research and development efforts are primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. In 2002, the Company: developed a “color swapping” feature of its graphics operating system that permits end users to change the colors of textures on static two-dimensional images; developed audio features for its graphics operating system; improved the quality of its ability to play back vector graphics animation files; and built an infrastructure for the delivery of online advertising products. Since December 2002, the Company has been developing significant enhancements to the video playback functionality of Viewpoint Media Player (which the company made available in June 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD diagrams into Viewpoint content, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content.

     Research and development expenses decreased by $341,000, or 24%, and $254,000, or 9%, for the three and six months ended June 30, 2003, respectively, compared to the same periods last year. The decrease is primarily attributable to a decrease in salaries and benefits for the three and six months ended June 30, 2003, of $321,000 and

$260,000, respectively. Salaries and benefits primarily decreased due to specific engineering salaries and benefits being classified as cost of revenues as compared to research and development, as a result of revenue generating customer-specific development work.

General and administrative (including non-cash stock-based compensation charges totaling $412 and $414 for the three months ended June 30, 2003 and 2002, respectively and $824 and $828 for the six months ended June 30, 2003 and 2002, respectively)

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
General and administrative	$2,909	$2,394	22%
Percentage of total revenues	65%	45%
Six months ended:
General and administrative	$4,925	$4,599	7%
Percentage of total revenues	58%	45%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

     General and administrative expenses increased by $515,000, or 22%, for the three months ended June 30, 2003 compared to the same period last year, due to an increase in bad debt expense of $679,000, which was partially offset by a decrease in facilities and office expenses of $141,000. The bad debt expense is primarily attributable to one customer, who has a $500,000 receivable balance outstanding with the Company that the Company has chosen to reserve. The decrease in facilities and office expenses is attributable to the Company’s overall cost reduction strategy including the closure of the Company’s Utah office during the three months ended March 31, 2003.

     General and administrative expenses increased by $326,000, or 7%, for the six months ended June 30, 2003 compared to the same period last year, due to an increase in bad debt expense of $606,000, which was partially offset by a decrease in facilities and office expenses of $156,000, and salaries and benefits of $102,000. The decrease in facilities and office expenses is attributable to the Company’s overall cost reduction strategy including the closure of the Company’s Utah office during the three months ended March 31, 2003, while the decrease in salaries and benefits is related to a reduction in headcount.

Depreciation

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Depreciation	$444	$472	(6)%
Percentage of total revenues	10%	9%
Six months ended:
Depreciation	$922	$970	(5)%
Percentage of total revenues	11%	9%

     Depreciation expense decreased $28,000, or 6%, and $48,000, or 5%, for the three and six months ended June 30, 2003, respectively, compared to the same periods last year, due to a decrease in the average property and equipment balances during the respective periods.

Amortization of intangible assets

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$7	$2	250%
Percentage of total revenues	—%	—%
Six months ended:
Amortization of intangible assets	$8	$663	(99)%
Percentage of total revenues	—%	7%

     Amortization of intangible assets for the three and six months ended June 30, 2003, relates to the amortization of the Company’s patents and trademarks. Amortization of intangible assets decreased $655,000 for the six months ended June 30, 2003 compared to the same period last year as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the three months ended March 31, 2002.

Restructuring and impairment charges related to office closure

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Restructuring and impairment charges related to office closure	$—	$—	N/A
Percentage of total revenues	—%	—%
Six months ended:
Restructuring and impairment charges related to office closure	$1,211	$—	N/A
Percentage of total revenues	14%	—%

     In February 2003, the Company implemented a restructuring plan in order to reduce operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”, the Company incurred restructuring charges of $1,211,000. The restructuring charges were comprised of $459,000 related to the fair value of remaining lease commitments reduced by estimated sublease rentals, $367,000 for employee severance and termination benefits, $361,000 for the write-off of the net book value of certain fixed assets used in the Utah office, and $24,000 in other miscellaneous charges. The restructuring plan was completed by March 31, 2003.

Impairment of goodwill and other intangible assets

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Impairment of goodwill and other intangible assets	$—	$—	N/A
Percentage of total revenues	—%	—%
Six months ended:
Impairment of goodwill and other intangible assets	$—	$6,275	(100)%
Percentage of total revenues	—%	62%

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

     In accordance with the provisions of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2003 and found no impairment on that date. The fair value of the Company was determined to exceed its carrying value by comparison to the market capitalization on that date.

     During the six months ended June 30, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

Interest and other income, net

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$11	$48	(77)%
Percentage of total revenues	—%	1%
Six months ended:
Interest and other income, net	$34	$89	(62)%
Percentage of total revenues	1%	1%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, decreased $37,000, or 77%, and $55,000, or 62%, for the three and six months ended June 30, 2003, respectively, compared to the same period last year due to a decrease in average cash, cash equivalents, and marketable securities balances as well as a decline in market interest rates.

Interest expense

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Interest expense	$(323)	$—	N/A
Percentage of total revenues	(7)%	—%
Six months ended:
Interest expense	$(486)	—	N/A
Percentage of total revenues	(6)%	—%

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes. In addition, during the three months ended June 30, 2003, the Company accrued a $127,000 charge payable to three institutional investors, as a result of the Company’s registration statement covering the resale of shares issued to these investors, not being declared effective by the SEC as of June 30, 2003.

Loss on early extinguishment of debt

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Loss on early extinguishment of debt	$—	$—	N/A
Percentage of total revenues	—%	—%
Six months ended:
Loss on early extinguishment of debt	$(1,682)	$—	N/A
Percentage of total revenues	(20)%	—%

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

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(1,081)	$—	N/A
Percentage of total revenues	(24)%	—%
Six months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$343	$—	N/A
Percentage of total revenues	4%	—%

     Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a loss for the three months ended June 30, 2003 based on the increase in fair values of the conversion options of its convertible notes of $886,000 and warrants of $195,000. For the six months ended June 30, 2003, the Company recorded income based on the decrease in fair values of the conversion options of its convertible notes of $297,000 and warrants of $46,000.

Provision for income taxes

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	13	—	N/A
Percentage of total revenues	—%	—%
Six months ended:
Provision for income taxes	13	—	N/A
Percentage of total revenues	—%	—%

     Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	June 30,	June 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations	$26	$93	(72)%
Percentage of total revenues	1%	1%
Six months ended:
Adjustment to net loss on disposal of discontinued operations	$116	$93	25%
Percentage of total revenues	1%	1%

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

     The adjustment to net loss on disposal of discontinued operations for the three and six months ended June 30, 2003, represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline;

•	Our future revenues may be unpredictable and may cause our quarterly results to fall below market expectations;

•	We may have to obtain financing on less than favorable terms, which could dilute current stockholders’ ownership interests in the Company;

•	We have limited cash resources which could limit our ability to fund operations;

•	Our stock price is volatile, which could subject us to class action litigation;

•	We may be delisted from Nasdaq, which would adversely impact our stock price and the ability of our stockholders to purchase and sell our shares in an orderly manner;

•	We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split;

•	If the Internet does not become a more widespread commerce medium, demand for our products and technologies may decline significantly;

•	Our market is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace;

•	Security risks could limit the growth of e-commerce which would adversely impact our ability to increase sales of graphics technology;

•	We may be unable to protect our intellectual property rights;

•	We may be liable for infringing the intellectual property rights of others;

•	We may need to enter into business combinations and strategic alliances, which could be difficult to integrate and may disrupt our business;

•	The loss of our key engineering or management employees would harm our business;

•	If we fail to establish, maintain, or expand our strategic relationships for the integration of our technology with the services and products of third parties, the growth of our business may cease or decline;

•	AOL accounted for 51% of our revenues for the year ended December 31, 2002, and 52% of our revenues for the six months ended June 30, 2003, but may not generate similar amounts of revenue in subsequent periods or years;

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

Critical Accounting Policies And Estimates

     Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in our 2002 Annual Report on Form 10-K/A.

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

     Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, sales of customer support services (maintenance arrangements), and training services performed for customers that license our products.

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

     Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized on a percentage-of-completion method of contract accounting in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately.

     Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. Our arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Derivatives

     The Company accounts for the fair values of the warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for its embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes.

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

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted the provisions of SFAS No. 150, which became effective on June 1, 2003. The adoption of this statement did not have a material effect on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $6,743,000 at June 30, 2003, down from $11,568,000 at December 31, 2002.

     Net cash used in operating activities of the Company totaled $4,526,000 and $4,098,000 for the six months ended June 30, 2003 and 2002, respectively. Net cash used in operating activities for the six months ended June 30, 2003 primarily resulted from a $12,790,000 net loss, partially offset by $1,868,000 in non-cash stock-based compensation charges, $1,682,000 of a loss on early extinguishment of debt, $1,211,000 in restructuring and impairment charges related to an office closure, $930,000 in depreciation and amortization, a $918,000 decrease in accounts receivable, a $838,000 increase in accounts payable, and a $734,000 provision for bad debt. Net cash used in operating activities for the six months ended June 30, 2002 primarily resulted from a $14,576,000 net loss, partially offset by $6,275,000 of impairment of goodwill and other intangible assets, $2,973,000 in non-cash stock-based compensation charges and $1,633,000 in depreciation and amortization.

     Net cash used in investing activities totaled $688,000 for the six months ended June 30, 2003, compared to net cash provided by investing activities of $2,694,000 for the six months ended June 30, 2002. Net cash used in investing activities for the six months ended June 30, 2003 primarily resulted from $795,000 in net purchases of marketable securities and $396,000 for the purchase of property and equipment, which was partially offset by a $499,000 net decrease in restricted cash. Net cash provided by investing activities for the six months ended June 30, 2002 primarily resulted from $3,280,000 in net proceeds from sales and maturities of marketable securities, partially offset by $558,000 for the purchase of property and equipment.

     Net cash used in financing activities totaled $393,000 for the six months ended June 30, 2003, compared to net cash provided by financing activities of $1,306,000 for the six months ended June 30, 2002. Net cash used in financing activities for the six months ended June 30, 2003 resulted from $3,300,000 used for the repayment of convertible notes and $508,000 used for the payment of debt issue costs, which was partially offset by $3,415,000 in proceeds from the issuance of subordinated notes and common stock, net of issuance costs. Net cash provided by financing activities for the six months ended June 30, 2002 resulted from proceeds received from the exercise of stock options by the Company’s employees.

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

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. Each tranche of the new convertible notes were initially convertible into Company common stock at a price of $2.26 per share. However, pursuant to the Redemption, Amendment and Exchange Agreements, the conversion price of the first, second, and third tranche became adjustable on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10.

     If the Company raises capital after March 31, 2003, up to 20% of the net proceeds may be used, at the investors’ option, to redeem outstanding notes at par plus accrued interest.

     Each tranche of the notes is redeemable by the investors at any time on or after June 30, 2004 in cash at par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. Each tranche of the notes is redeemable by the investors at any time after December 31, 2005, in cash at 83% of par plus accrued and unpaid interest if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days following December 31, 2005. If the investors redeem their convertible notes, up to 20% of the amount to be redeemed may, at the Company’s option, be paid in shares of Company common stock, and said payment would be at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. Concurrently with any such redemption, the Company is required to deliver to the investors warrants, with an exercise price of $1.00 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to 100% of the principal amount being redeemed divided by the conversion price of the notes then in effect.

     Each tranche of the notes is convertible at the Company’s election at any time after April 15, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The investors may require the Company to sell additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to January 14, 2004.

     The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $182,000, of which $127,000 were accrued as of June 30, 2003.

     Under the terms of the amended agreements, certain covenants and events of default were restructured as follows: the requirement to have its registration statement declared effective by the SEC and the requirement to remain listed on The Nasdaq National Market or other national exchange, were waived through March 2004, unless the Company receives a going concern or qualified opinion from its auditors. If such a report is received from the Company’s auditors through March 2004, the original events of default remain effective.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock.

     Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: (i) failure to pay principal and interest on the notes when payments become due, (ii)

judgments against the Company in excess of $1,000,000, (iii) event of bankruptcy, and (iv) material breach of representations, covenants or other terms. Upon an event of default, the notes will become immediately due and payable.

     The Company filed a registration statement covering the resale of the issued shares on May 9, 2003, which was declared effective by the SEC on July 30, 2003.

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

     In February 2003, the Company implemented a restructuring plan in order to reduce operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in content creation services which the Company accounts for as sales and marketing expenses. The Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. The restructuring plan was completed by March 31, 2003.

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

Subsequent Events

     On August 4, 2003, William H. Mitchell was appointed Chief Financial Officer of the Company.

     On August 11, 2003, Jay S. Amato was appointed President and Chief Executive Officer of the Company. Robert E. Rice, the former President and Chief Executive Officer of the Company took on the role of Executive Chairman of the Company.

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

Item 4. Controls and Procedures

     As required by Rule 13a-15(b), Viewpoint management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Viewpoint management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Exhibit Title

10.1	Termination Protection Agreement between Viewpoint Corporation and Mark S. Gray
10.2	Termination Protection Agreement between Viewpoint Corporation and Ales Holecek
10.3	Termination Protection Agreement between Viewpoint Corporation and Sreekant Kotay
10.4	Termination Protection Agreement between Viewpoint Corporation and Thomas K. Morgan
10.5	Termination Protection Agreement between Viewpoint Corporation and Brian J. O’Donoghue
10.6	Termination Protection Agreement between Viewpoint Corporation and Robert E. Rice
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     A Form 8-K was filed on May 14, 2003, under Items 7 and 9, relating to Viewpoint’s May 7, 2003, press release setting forth Viewpoint’s first-quarter 2003 earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: August 14, 2003	By:	/s/ JAY S. AMATO

Jay S. Amato President and Chief Executive Officer

Dated: August 14, 2003	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell Chief Financial Officer

Dated: August 14, 2003	By:	/s/ANTHONY L. PANE

Anthony L. Pane Principal Accounting Officer