Form 10-Q
period 2003-09-30
VIEWPOINT CORP
filed 2003-11-14
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

or

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

As of November 11, 2003, 49,123,007 shares of $0.001 par value common stock were outstanding.

		Page

	PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets – September 30, 2003 and December 31, 2002 (unaudited)	3
	Consolidated Statements of Operations – Three and nine months ended September 30, 2003 and 2002 (unaudited)	4
	Consolidated Statements of Cash Flows – Nine months ended September 30, 2003 and 2002 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
	PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	37
	Signatures	38

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$746	$10,678
Marketable securities	1,017	890
Accounts receivable, net	1,218	2,925
Related party accounts receivable, net	286	838
Notes receivable, net	—	750
Prepaid expenses and other current assets	633	599

Total current assets	3,900	16,680
Restricted cash	455	987
Property and equipment, net	2,111	3,591
Goodwill, net	31,276	31,276
Intangible assets, net	187	165
Other assets	294	653

Total assets	$38,223	$53,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,994	$2,962
Accrued expenses	1,520	759
Due to related parties, net	2,928	2,920
Deferred revenues	379	334
Related party deferred revenues	687	249
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	8,284	8,000
Convertible notes	3,001	6,712
Warrants to purchase common stock	130	288
Subordinated notes	1,685	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized — no shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value; 75,000 shares authorized – 46,158 shares issued and 45,998 shares outstanding at September 30, 2003 and 41,179 shares issued and 41,019 shares outstanding at December 31, 2002	46	41
Paid-in capital	269,119	267,569
Deferred compensation	(586)	(4,130)
Treasury stock at cost; 160 shares at September 30, 2003 and December 31, 2002	(1,015)	(1,015)
Accumulated other comprehensive loss	(56)	(36)
Accumulated deficit	(242,385)	(224,077)

Total stockholders’ equity	25,123	38,352

Total liabilities and stockholders’ equity	$38,223	$53,352

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Licenses	$317	$1,633	$2,166	$4,129
Related party licenses	—	2,024	1,060	6,929
Services	1,508	605	3,705	2,673
Related party services	693	1,064	4,086	1,757

Total revenues	2,518	5,326	11,017	15,488

Cost of revenues:
Licenses	21	6	96	251
Services	1,419	1,125	4,967	2,947

Total cost of revenues	1,440	1,131	5,063	3,198

Gross profit	1,078	4,195	5,954	12,290

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $88 and $552 for the three months ended September 30, 2003 and 2002, respectively, and $467 and $1,992 for the nine months ended September 30, 2003 and 2002, respectively)	1,637	4,068	7,625	11,234
Research and development (including non-cash stock-based compensation charges totaling $138 and $366 for the three months ended September 30, 2003 and 2002, respectively, and $803 and $1,071 for the nine months ended September 30, 2003 and 2002, respectively)	1,201	1,439	4,125	4,619
General and administrative (including non-cash stock-based compensation charges totaling $294 and $282 for the three months ended September 30, 2003 and 2002, respectively, and $1,118 and $1,110 for the nine months ended September 30, 2003 and 2002, respectively)	3,133	2,247	8,058	6,846
Depreciation	383	493	1,305	1,463
Amortization of intangible assets	1	1	9	664
Restructuring and impairment charges	674	—	1,885	—
Impairment of goodwill and other intangible assets	—	—	—	6,275

Total operating expenses	7,029	8,248	23,007	31,101

Loss from operations	(5,951)	(4,053)	(17,053)	(18,811)

Other income (expense):
Interest and other income, net	8	44	42	133
Interest expense	(257)	—	(743)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	667	—	1,010	—
Loss on early extinguishment of debt	—	—	(1,682)	—

Total other income (expense)	418	44	(1,373)	133

Loss before provision for income taxes	(5,533)	(4,009)	(18,426)	(18,678)
Provision for income taxes	26	—	39	—

Net loss from continuing operations	(5,559)	(4,009)	(18,465)	(18,678)
Adjustment to net loss on disposal of discontinued operations	41	9	157	102

Net loss	$(5,518)	$(4,000)	$(18,308)	$(18,576)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.12)	$(0.10)	$(0.41)	$(0.46)

Net loss per common share	$(0.12)	$(0.10)	$(0.41)	$(0.46)

Weighted average number of shares outstanding — basic and diluted	45,987	40,987	44,463	40,677

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(18,308)	$(18,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to net loss on disposal of discontinued operations	—	(102)
Non-cash stock-based compensation charges	2,388	4,173
Restructuring and impairment charges	1,885	—
Depreciation and amortization	1,314	2,127
Provision for bad debt	745	570
Impairment of goodwill and other intangible assets	—	6,275
Loss on write-off of notes receivable	750	—
Loss on sale or disposal of equipment	226	45
Accrued interest income	—	(17)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(1,010)	—
Loss on early extinguishment of debt	1,682	—
Amortization of debt discount and issuance costs	320	—
Changes in operating assets and liabilities:
Accounts receivable	962	(731)
Related party accounts receivable	552	960
Prepaid expenses and other assets	(339)	312
Accounts payable	(215)	264
Accrued expenses	(763)	(37)
Due to related parties, net	8	(72)
Deferred revenues	45	(434)
Related party deferred revenues	438	187
Net cash provided by discontinued operations	—	128

Net cash used in operating activities	(9,320)	(4,928)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,525	8,725
Purchases of marketable securities	(1,652)	(3,507)
Net (increase) decrease in restricted cash	499	(2)
Purchases of property and equipment	(419)	(712)
Proceeds from sale of property and equipment	7	—
Purchases of patents and trademarks	(31)	(47)

Net cash provided by (used in) investing activities	(71)	4,457
Cash flows from financing activities:
Payment of issuance costs on convertible notes	(576)	—
Proceeds from issuance of subordinated notes and common stock net of issuance costs paid of $189	3,311	—
Repayment of convertible notes	(3,300)	—
Restricted cash used to pay interest on convertible notes	33	—
Proceeds from exercise of stock options	11	1,370

Net cash provided by (used in) financing activities	(521)	1,370
Effect of exchange rate changes on cash and cash equivalents	(20)	(6)

Net increase (decrease) in cash and cash equivalents	(9,932)	893
Cash and cash equivalents at beginning of period	10,678	8,054

Cash and cash equivalents at end of period	$746	$8,947

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$79	$151
Cash paid during the period for interest	161	—
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains on marketable securities	$—	$27
Issuance costs on convertible notes and subordinated notes accrued and not yet paid	12	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	1,000	—
Consideration not yet issued in connection with the acquisition of Viewpoint Digital	—	2,928

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

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K/A for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or other future periods.

     Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the 2003 presentation.

Liquidity

     The Company had cash, cash equivalents and marketable securities of $1,763,000 at September 30, 2003. During the nine months ended September 30, 2003 net cash used in operations amounted to $9,320,000. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of September 30, 2003, had an accumulated deficit of $242,385,000. There can be no assurance that Viewpoint will achieve or sustain cash flows from operations or profitability.

     The Company believes that its current cash, cash equivalents, and marketable securities balances, cash obtained through a private equity financing and $10,000,000 in cash to be paid by AOL in the fourth quarter will be sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months.

     In October 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10,000,000, all due in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license to certain source code, quarterly updates to the source code through December 2005, and maintenance and consulting services.

     In November 2003, the Company sold 3,125,000 shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clarke Estates, Inc. for $2,500,000 or $0.80 per share. Under the terms of the investment, the Company is obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003.

     Holders of the Company’s convertible notes (see Note 3 for specific terms and conditions) which were issued on March 25, 2003, may redeem notes in an amount up to 20% of the $2,500,000 received by the Company in the November 12, 2003 private placement. To exercise this right, the noteholders must notify the Company within 10 days of the Company’s public announcement of the closing of the private placement. Additionally, the Company’s convertible notes contain provisions that permit the holders to redeem notes on or after June 30, 2004 if the Company’s common stock trades below the conversion price for 25 consecutive trading days, subject to the terms and conditions of the notes described in Footnote 3.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has contingency plans for the fourth quarter of 2003 and 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund our operations and pursue our growth.

     We currently have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Viewpoint.

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

     Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license our products.

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

     Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of competition method is used for those arrangements in which reasonably dependable estimates are available.

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately. The Company

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts for multiple element arrangements which involve only fee-based professional services in accordance with EITF 00-21.

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

Notes Receivable

     During 2000, the Company loaned $1,500,000 to a former officer of the Company. The loan was non-interest bearing, and was collateralized by 200,000 shares of restricted Company stock, as well as options to purchase 790,000 shares of Company stock. The loan, which was originally due on May 1, 2004, became due 30 days after the officer ceased to be an employee of the Company, which occurred on January 5, 2001. At that date, the Company recorded a reserve against the loan in the amount of $750,000. The Company had commercial litigation to pursue recovery, however, notification of a court judgment in favor of the former officer was received in September 2003. As a result of this unfavorable outcome, a loss of $750,000 was charged to operations to write off the remaining balance of the note.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock option grants under the fair value method of SFAS No. 123. The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company’s employee options is amortized to expense over the options’ vesting period. If the Company elected to record stock-based compensation charges in accordance with SFAS 123, the pro forma non-cash stock-based employee compensation charges, net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss, as reported	$(5,518)	$(4,000)	$(18,308)	$(18,576)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	520	1,184	2,388	3,899
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(1,196)	(2,460)	(4,990)	(8,312)

Pro forma net loss	$(6,194)	$(5,276)	$(20,910)	$(22,989)

Net loss per share:
Basic and diluted as reported	$(0.12)	$(0.10)	$(0.41)	$(0.46)

Basic and diluted pro forma	$(0.13)	$(0.13)	$(0.47)	$(0.57)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in the future.

     On April 14, 2003, the Company granted 2,300,000 nonstatutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive. In accordance with FIN 44, no compensation charge has been recorded through September 30, 2003 since the Company believes that this executive will not derive any benefit from the acceleration. If the executive’s employment ends during the original vesting period (prior to modification) then the modification to accelerate vesting would be determined to be beneficial to the executive and a non-cash compensation charge of up to $360,000 would be charged to operations.

     In November 2003, the Company will modify the terms of five stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company will record a non-cash stock-based compensation charge based upon the difference between the closing price on the day of the modification and the closing price on the date of the grant for any of the 1,125,000 options modified. The weighted average grant price for these options is $0.76. Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any executive ceased employment during the original vesting period then the modification to accelerate would be determined to be beneficial.

Basic and Diluted Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of common shares outstanding and diluted net loss per common share is computed using the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 5,175,000 and 4,491,000 for the three months ended September 30, 2003 and 2002, respectively, and 5,175,000 and 7,540,000 for the nine months ending September 30, 2003 and 2002, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

Derivatives

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. In October 2003, the FASB directed the FASB staff to issue FASB Staff Position No. FIN 46-6 (FSP FIN 46-6). FSP FIN 46-6 defers the effective date of FIN 46 for interests held by public entities in VIEs or potential VIEs dating from before February 1, 2003. The consolidation requirements of FIN 46 for these interests are now scheduled to be effective on December 31, 2003. The consolidation requirements of FIN 46 remain applicable to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted the provisions of SFAS No. 150, which became effective on June 1, 2003. The adoption of this statement did not have a material effect on the Company’s financial statements. On November 7, 2003, the FASB issued a FASB Staff Position No. FAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FAS 150,” which deferred the effective date of certain provisions of FAS 150 related to Mandatorily Redeemable Noncontrolling Interests. The deferral did not effect the Company’s financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative literature including SOP 97-2. EITF 00-21 is effective for revenue arrangements entered into beginning on July 1, 2003. The adoption of EITF 00-21 did not have an impact on our financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During the three months ended March 31, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded. Subsequent to March 31, 2003, the market value of the Company recovered and did not decline below the Company’s carrying value, therefore, no impairment existed through September 30, 2003.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The changes in the carrying amounts of goodwill and intangible assets during the nine months ended September 30, 2003, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2003	$31,276	$165	$31,441
Additions during period	—	11	11
Amortization	—	(1)	(1)

Balance as of March 31, 2003	31,276	175	31,451
Additions & adjustments during period	—	(8)	(8)
Amortization	—	(7)	(7)

Balance as of June 30, 2003	31,276	160	31,436
Additions during period	—	28	28
Amortization	—	(1)	(1)

Balance as of September 30, 2003	$31,276	$187	$31,463

     The changes in the carrying amounts of goodwill and intangible assets for the nine months ended September 30, 2002, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403
Additions during period	2,928	24	2,952
Impairment losses	(4,694)	(1,581)	(6,275)
Amortization	—	(661)	(661)

Balance as of March 31, 2002	31,276	143	31,419
Additions during period	—	3	3
Amortization	—	(2)	(2)

Balance as of June 30, 2002	31,276	144	31,420
Additions during period	—	20	20
Amortization	—	(1)	(1)

Balance as of September 30, 2002	$31,276	$163	$31,439

     As of September 30, 2003 and December 31, 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and Trademarks	$199	$(12)	$187	$168	$(3)	$165

Total Intangible Assets	$199	$(12)	$187	$168	$(3)	$165

     Amortization of patents and trademarks is estimated to be $3,000 a year for the next five years.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants was an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it was assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined by the Company using the following assumptions: a 20% discount on the Company’s common stock price at December 31, 2002, a credit spread of 20% over LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issuance costs, which amounted to $668,000, were recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.” The amortization of discount on the convertible notes and debt issue costs totaling $72,000 were accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the interest method.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each and are scheduled to mature December 31, 2007. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. Each tranche of the new convertible notes were initially convertible into Company common stock at a price of $2.26 per share. However, pursuant to the Redemption, Amendment and Exchange Agreements, the conversion price of the first, second, and third tranche became adjustable on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10. The conversion price of the second $900,000 tranche of notes is $1.00.

     At the noteholders’ option, up to 20% of the net proceeds from any new capital raises by the Company may be used to redeem outstanding notes at par plus accrued interest. On November 12, 2003, the Company sold 3,125,000 shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clarke Estates, Inc. for $2,500,000, or $0.80 per share. To exercise their right to redeem their notes in an amount up to 20% of the $2,500,000 received by the Company, the noteholders must notify the Company within 10 days of the Company’s public announcement of the closing of the private placement. The Company publicly announced the closing of the private placement on November 13, 2003 by way of a filing on SEC Form 8-K.

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

     The investors may require the Company to sell to the investors an additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to January 14, 2004.

     The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period. This right expired unexercised on June 30, 2003.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $183,000, of which $127,000 was charged to interest expense in the second quarter of 2003 and $56,000 was charged to interest expense in the third quarter of 2003.

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

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, were determined by the Company using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,392,000 and $609,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at September 30, 2003. Debt issuance costs, which amounted to $75,000, were recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the changes in the fair values of the new conversion options and original warrants of $61,000 and $241,000, respectively, in the Company’s consolidated statements of operations for the three months ended March 31, 2003, and a loss based on the changes in the fair values of the new conversion options and original warrants of $886,000 and $195,000, respectively, in the Company’s consolidated statements of operations for the three months ended June 30, 2003. For the three months ended September 30, 2003, the Company recorded income based on the changes in the fair values of the new conversion options and original warrants of $555,000 and $112,000, respectively. The amortization of discount on the new convertible notes and debt issue costs totaling $37,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock. The subordinated notes are scheduled to mature on March 31, 2006.

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

     The $3,500,000 of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2,024,000. Debt issuance costs, which amounted to $194,000, were recorded as other assets in the Company’s consolidated balance sheets in accordance

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with APB Opinion No. 21. The amortization of the discount on the subordinated notes and debt issue costs totaling $211,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

4. Related Party Transactions

     During the three and nine months ended September 30, 2003, the Company recorded revenues totaling $693,000 and $5,146,000, respectively, related to agreements with America Online, Inc. (“AOL”). As of September 30, 2003, the Company has $286,000 in accounts receivable and $687,000 in deferred revenues relating to transactions entered into with AOL and Computer Associates, Inc. (“Computer Associates”), both of whom have representatives on the Company’s Board of Directors. During the three and nine months ended September 30, 2002, the Company recorded revenues totaling $3,088,000 and $8,686,000, respectively, related to agreements, including reseller arrangements, with AOL and Computer Associates. At December 31, 2002 the Company had $838,000 in accounts receivable and $500,000 in deferred revenues relating to transactions entered into with AOL and Computer Associates.

5. Restructuring and Impairment Charges

     In fiscal 2003, the Company implemented two restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and adjusted the restructuring charge by $211,000 related to the reduction of estimated sublease rentals as of September 30, 2003. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property in Utah is contingent upon real estate and other market conditions in Utah.

     The restructuring reserve activity for the first plan for the three and nine months ended September 30, 2003 was as follows (in thousands):

		Employee
		Severance
		and
		Termination	Asset	Miscellaneous	Restructuring
	Lease Costs	Benefits	Write-offs	Charges	Accrual

Restructuring and impairment charges	$459	$367	$361	$24	$1,211
Cash paid	(36)	(350)	—	(24)	(410)
Non-cash charges	—	—	(361)	—	(361)

Balance at March 31, 2003	423	17	—	—	440
Cash paid	(53)	(17)	—	—	(70)

Balance as of June 30, 2003	370	—	—	—	370
Restructuring charge	211	—	—	—	211
Cash paid	(56)	—	—	—	(56)

Balance as of September 30, 2003	$525	$—	$—	$—	$525

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to one-time severance arrangements. The charge is recorded on our income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003.

     The restructuring activity for the second restructuring plan is as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Employee
	Severance and
	Termination	Restructuring
	Benefits	Accrual

Restructuring charges	$463	$463
Cash paid	(256)	(256)

Balance as of September 30, 2003	$207	$207

6. Comprehensive Loss

     Total comprehensive loss for the three and nine months ended September 30, 2003 and 2002 consisted of the following (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(5,518)	$(4,000)	$(18,308)	$(18,576)
Foreign currency translation adjustment	(6)	7	(14)	(1)
Unrealized gain (loss) on marketable securities	—	107	—	60

Comprehensive loss	$(5,524)	$(3,886)	$(18,322)	$(18,517)

7. Commitments and Contingencies

     On May 5, 2003, the Company entered into termination protection agreements with certain executives of the Company. The agreements provide benefits following a change in control by the Company, and the termination of the executive’s employment within 12 to 24 months following the change in control that occurs on or prior to December 31, 2006. The benefits include severance payments ranging from 2 to 2.99 times the executive’s annual compensation and full vesting of all outstanding stock options granted to these executives.

     These benefits replace the existing termination benefits in change of control agreements which provided for one times the executives annual compensation and full vesting of stock options that the executives were entitled to in the event of a change in control prior to the execution of the termination protection agreements.

     On November 6, 2003, a former officer of the Company filed a claim against the Company in New York State Supreme Court alleging that the Company breached an employment agreement between the officer and Viewpoint. The suit claims $1,050,000 in damages. The Company believes it did not breach the employment agreement and that it has strong defenses against the officer’s claims. In responding to the claims, the Company intends to assert its claims against the former officer in the amount of $425,000, plus attorney’s fees.

8. Subsequent Events

     In October 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10,000,000, all due in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

     In November 2003, the Company sold 3,125,000 shares of common stock, in a private placement to Federal Partners, L.P., an affiliate of The Clarke Estates, Inc for $2,500,000 or $0.80 per share. Under the terms of the investment, the Company is obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003.

     In November 2003, the Company approved a grant of 2,375,000 non-statutory stock options to acquire Company common stock to certain employees of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, under the provisions of the Company’s stock option plans. The options will vest over a period of up to two years. Additionally, the Company plans to reduce the vesting period of

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1,125,000 previously issued stock options by approximately 2 years. These options carry a weighted average grant price of $0.76. If the fair market value the day of the reduction exceeds the price on the original date of grant, the Company would incur an expense if the applicable employee terminates employment prior to the conclusion of the original vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2003 and our Annual Report on Form 10-K/A for 2002. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward — looking statements or reflect events or circumstances after the date of this document.

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

     Viewpoint believes that its success will depend largely on its ability to improve and enhance its interactive media technologies and the distribution of those technologies. Accordingly, Viewpoint has invested and intends to continue to invest in research and development and sales and marketing. Revenues from continuing operations primarily have been from the sale of technology licenses and fee-based professional services, including digital content creation services and engineering services to enhance and create new enterprise software applications.

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of September 30, 2003, had an accumulated deficit of $242,385,000. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three and nine months ended September 30, 2003 and 2002, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Statements of Operations Data
Revenues:
Licenses	13%	31%	20%	27%
Related party licenses	—	38	9	45
Services	60	11	34	17
Related party services	27	20	37	11

Total revenues	100	100	100	100

Cost of revenues:
Licenses	1	—	1	2
Services	56	21	45	19

Total cost of revenues	57	21	46	21

Gross profit	43	79	54	79

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	65	77	69	73
Research and development (including non-cash stock-based compensation charges)	48	27	37	30
General and administrative (including non-cash stock-based compensation charges)	124	42	73	44
Depreciation	15	9	12	9
Amortization of intangible assets	—	—	—	4
Restructuring and impairment charges related to office closure	27	—	17	—
Impairment of goodwill and other intangible assets	—	—	—	41

Total operating expenses	279	155	208	201

Loss from operations	(236)	(76)	(154)	(122)

Other income (expense):
Interest and other income, net	—	1	—	1
Interest expense	(10)	—	(7)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	26	—	9	—
Loss on early extinguishment of debt	—	—	(15)	—

Total other income (expenses)	16	1	(13)	1

Loss before provision for income taxes	(220)	(75)	(167)	(121)
Provision for income taxes	1	—	—	—

Net loss from continuing operations	(221)	(75)	(167)	(121)
Adjustment to net loss on disposal of discontinued operations	2	—	1	1

Net loss	(219)%	(75)%	(166)%	(120)%

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

     Viewpoint generates revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license our products.

     License revenues from direct customers include sales of perpetual and term based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured principally by the percentage of costs incurred and accrued to date for each contract, which principally consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

     Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of competition method is used for those arrangements in which reasonably dependable estimates are available.

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately. The Company accounts for multiple element arrangements which involve only fee-based professional services in accordance with EITF 00-21.

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

     The Company loaned $1,500,000 to a former officer of the Company during 2000. The loan became due and was in default. The Company had commercial litigation to pursue recovery, however, notification of a court judgement in favor of the former officer was received in September 2003. As a result of this unfavorable outcome, a loss of $750,000 was charged to operations to write off the remaining balance of the note.

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

Revenues

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$317	$1,633	(81)%
Related party licenses	—	2,024	(100)%
Services	1,508	605	149%
Related party services	693	1,064	(35)%

Total revenues	$2,518	$5,326	(53)%
Nine months ended:
Licenses	$2,166	$4,129	(48)%
Related party licenses	1,060	6,929	(85)%
Services	3,705	2,673	39%
Related party services	4,086	1,757	133%

Total	$11,017	$15,488	(29)%

     During 2003, the Company began to migrate its sales efforts toward larger customers. The customers the Company is currently targeting are contracting limited use of our software to understand its capabilities before they will commit to larger and longer license purchases. These limited use projects are generally for services as we develop content for the customers to use with our software. As we have begun migrating our sales efforts towards these larger customers with a longer license sales cycle, we are generally experiencing what we believe to be a short-term decline in the mix of license revenues relative to total revenues. We believe that this mix will change in the future as the customers who are currently using our software in these limited use projects purchase larger and longer use licenses, which will help increase the mix of license revenues relative to total revenues. Additionally we believe we may need to reduce our license pricing at the entry level of the market to successfully broaden our potential customer base. If we are not able to increase the number of sales we make at the entry level, or sell larger and longer licenses to our larger customers we may not be able to reverse our decline in License revenues.

     License revenues decreased $1,316,000 or 81%, for the three months ended September 30, 2003, compared to the same period last year. This decrease is the result of a change in the mix of our business during the period from primarily license based to service based and an overall decline in the licensing of our technology to VARs. During the three months ended September 30, 2003, the Company only sold a few small project licenses and one international VAR sale. As a result, during the three months ended September 30, 2003, the number of pure license arrangements entered into as well as the average size of license arrangements decreased substantially when compared to the same period last year. During the three months ended September 30, 2002 the company entered into several VAR arrangements, as well as a substantial enterprise sale that is not yet up for renewal.

     License revenues decreased $1,963,000, or 48% for the nine months ended September 30, 2003 compared to the same period last year. The decrease is primarily the result of a decrease in VAR arrangements in 2003 compared to 2002 which accounted for $1,360,000 of the decrease. The remainder of the decrease is due to our success at selling a larger enterprise license in 2002 that we have not successfully duplicated in 2003 due to a reduction in the salesforce and our customer’s inclination to purchase smaller project licenses in 2003 instead of larger and longer enterprise licenses. We do not anticipate entering into significant VAR arrangements in the immediate future.

     Related party license revenues decreased approximately $2,024,000, or 100%, and $5,869,000, or 85%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. The decrease in related party license revenues stems from the Company’s main contract with America Online, Inc. (“AOL”), which was executed and amended in 2002 under which the Company had recognized license revenues when payments were due. This contract with AOL resulted in $5,825,000 of license revenue during the nine months ended September 30, 2002 as compared to $1,000,000 in the nine months ended September 30, 2003.

     Service revenues increased approximately $903,000, or 149%, for the three months ended September 30, 2003 compared to the same period last year. The increase in service revenue compared to 2002 is largely attributable to project work performed for several larger clients, and the receipt of cash from certain clients who were considered credit risks in prior periods for which revenue was not previously recognized.

     Service revenues increased approximately $1,032,000, or 39%, for the nine months ended September 30, 2003, compared to the same period last year. The increase is primarily attributable to our efforts to target larger customers for smaller limited use license contracts and content development services that will be followed by our efforts to sell larger licenses to these customers. While we have had a slight decrease in the total number of customers we bill for services, revenue from our average customer is 43% greater for the nine month period in 2003 compared to 2002.

     Related party service revenues decreased approximately $371,000, or 35%, but increased $2,329,000 or 133%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. These changes were generally due to AOL’s expanded use of the Company’s engineering and creative services resources during 2003 to make fuller use of the license rights AOL has for Viewpoint technology. The reduction of services revenues in the three month period ended September 30, 2003 was affected by the timing of completion for certain AOL projects.

Cost of revenues

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Licenses	$21	$6	250%
Percentage of license revenues	7%	—%
Nine months ended:
Licenses	$96	$251	(62)%
Percentage of license revenues	3%	2%
Three months ended:
Services	$1,419	$1,125	26%
Percentage of service revenues	65%	67%
Nine months ended:
Services	$4,967	$2,947	69%
Percentage of services revenues	64%	67%

     Cost of revenues consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. The increase in cost of revenues is directly attributable to an increase in service revenues. Services expenses as a percentage of services revenue decreased slightly for the three and nine month periods ended September 30, 2003 as the company relied more heavily in 2003 on outside labor to complete its projects and received more favorable pricing in its agreements with customers. The reduction in cost of revenues attributable to licenses was due to the reduction in sales made to VAR’s during 2003.

Sales and marketing (including non-cash stock-based compensation charges totaling $88 and $552 for the three months ended September 30, 2003 and 2002, respectively and $467 and $1,992 for the nine months ended September 30, 2003 and 2002, respectively)

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Sales and marketing	$1,637	$4,068	(60)%
Percentage of total revenues	65%	77%
Nine months ended:
Sales and marketing	$7,625	$11,234	(32)%
Percentage of total revenues	69%	73%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $2,431,000, or 60%, for the three months ended September 30, 2003 compared to the same period last year primarily due to a decrease in salaries, commissions and benefits of $1,259,000 and non-cash stock-based compensation charges of $463,000. Salaries and benefits decreased due to the office closure in Utah and other reductions in 2003. Non-cash stock-based compensation charges decreased due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. The Company expects non-cash stock-based compensation expense charges to continue to decrease in subsequent periods. However, since the remaining unamortized deferred compensation as of September 30, 2003 amounted to $586,000 and significant compensation cost is not expected to be recorded on future grants of stock options, the Company does not expect those decreases to be as significant as in previous quarters. Currently, the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. Other decreases in Sales and marketing included $251,000 in lower marketing expenditures due to the Company narrowing its focus on marketing efforts to certain industries in 2003.

     Sales and marketing expenses decreased by $3,609,000, or 32%, for the nine months ended September 30, 2003 compared to the same period last year due, primarily due to decreases in non-cash stock-based compensation charges of $1,525,000 and salaries, commissions and benefits of $1,891,000. This was partially offset by an increase in consulting fees of $381,000. Non-cash stock-based compensation charges decreased due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. Salaries and benefits decreased due to the office closure in Utah and other headcount reductions in the first and third quarters of 2003. Consulting expenses increased due to training related costs associated with the Company’s plan to outsource certain content creation services to international partners, which the Company expects will increase its fee-based professional service margins over time.

Research and development (including non-cash stock-based compensation charges totaling $138 and $366 for the three months ended September 30, 2003 and 2002, respectively and $803 and $1,071 for the nine months ended September 30, 2003 and 2002, respectively)

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Research and development	$1,201	$1,439	(17)%
Percentage of total revenues	48%	27%
Nine months ended:
Research and development	$4,125	$4,619	(11)%
Percentage of total revenues	37%	30%

     Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     The Company’s research and development efforts are primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. In 2002, the Company: developed a “color swapping” feature of its graphics operating system that permits end users to change the colors of textures on static two-dimensional images; developed audio features for its graphics operating system; improved the quality of its ability to play back vector graphics animation files; and built an infrastructure for the delivery of online advertising products. Since December 2002, the Company has been developing significant enhancements to the video playback functionality of Viewpoint Media Player (which the company made available in June 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content.

     Research and development expenses decreased by $238,000, or 17%, and $494,000, or 11%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year. The decrease is primarily attributable to a decrease in non-cash stock-based compensation for three and nine months ended September 30, 2003, of $228,000 and $268,000, respectively. The Company expects non-cash stock-based compensation expense charges to continue to decrease in subsequent periods. However, since the remaining unamortized deferred compensation as of September 30, 2003 amounted to $586,000 and significant compensation cost is not expected to be recorded on future grants of stock options, the Company does not expect those decreases to be as significant as in previous quarters. Salaries and benefits also decreased for three and nine months ended September 30, 2003 by $33,000 and $188,000, respectively, primarily due to specific engineering salaries and benefits which were charged to cost of revenues as compared to research and development, as a result of revenue generating customer-specific development work.

General and administrative (including non-cash stock-based compensation charges totaling $294 and $282 for the three months ended September 30, 2003 and 2002, respectively and $1,118 and $1,110 for the nine months ended September 30, 2003 and 2002, respectively)

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
General and administrative	$3,133	$2,247	39%
Percentage of total revenues	124%	42%
Nine months ended:
General and administrative	$8,058	$6,846	18%
Percentage of total revenues	73%	44%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

     General and administrative expenses increased by $886,000, or 39%, for the three months ended September 30,

2003 compared to the same period last year principally due to our recognition of a charge for an unfavorable legal decision. The Company had previously estimated it would receive a favorable decision, and had anticipated the receipt of $750,000 as a result of the conclusion of the case. Based upon the decision in the case, the Company has recorded a loss of $750,000 on the write-off of the remaining unreserved notes receivable which increased general and administrative expense this quarter. The Company wrote off $226,000 of internally developed software that had been previously capitalized as it re-evaluated its estimate of the software’s utility and concluded that the write-off of the remaining balance was appropriate. The Company had increases in accounting and printing costs of $111,000 due to the filing of stock registration rights associated with its convertible debt facility and other filings. Finally, the Company had increases in expenses of $123,000 associated with hiring new management. These increases were principally offset by a decrease in bad debt expense of $431,000 attributable to a large reserve that was established in 2002 for certain specific receivables.

     General and administrative expenses increased by $1,212,000, or 18%, for the nine months ended September 30, 2003 compared to the same period last year, due to a loss on the write-off of a note receivable in the amount of $750,000, associated legal costs, a software asset write-off of $226,000, bad debt expense of $175,000, and accounting and printing costs of $131,000. These costs were partially offset by a decrease in facilities and office expenses of $151,000. The decrease in facilities and office expenses is attributable to the Company’s overall cost reduction strategy including the closure of the Company’s Utah office during the three months ended March 31, 2003.

Depreciation

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Depreciation	$383	$493	(22)%
Percentage of total revenues	15%	9%
Nine months ended:
Depreciation	$1,305	$1,463	(11)%
Percentage of total revenues	12%	9%

     Depreciation expense decreased $110,000, or 22%, and $158,000, or 11%, for the three and nine months ended September 30, 2003, respectively, compared to the same periods last year, due to a decrease in the average property and equipment balances during the respective periods.

Amortization of intangible assets

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$1	$1	0%
Percentage of total revenues	—%	—%
Nine months ended:
Amortization of intangible assets	$9	$664	(99)%
Percentage of total revenues	—%	4%

     Amortization of intangible assets for the three and nine months ended September 30, 2003, relates to the amortization of the Company’s patents and trademarks. Amortization of intangible assets decreased $655,000 for the nine months ended September 30, 2003 compared to the same period last year as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” during the three months ended March 31, 2002.

Restructuring and impairment charges

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Restructuring and impairment charges	$674	$—	N/A
Percentage of total revenues	27%	—%
Nine months ended:
Restructuring and impairment charges	$1,885	$—	N/A
Percentage of total revenues	17%	—%

     In fiscal 2003, the Company implemented two restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and adjusted the restructuring charge by $211,000 related to the reduction of estimated sublease rentals as of September 30, 2003.

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to one-time severance arrangements. The second restructuring plan was completed by September 30, 2003.

Impairment of goodwill and other intangible assets

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Impairment of goodwill and other intangible assets	$—	$—	N/A
Percentage of total revenues	—%	—%
Nine months ended:
Impairment of goodwill and other intangible assets	$—	$6,275	(100)%
Percentage of total revenues	—%	41%

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

     During the nine months ended September 30, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003.

     The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

Interest and other income, net

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$8	$44	(82)%
Percentage of total revenues	—%	1%
Nine months ended:
Interest and other income, net	$42	$133	(68)%
Percentage of total revenues	—%	1%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, decreased $36,000, or 82%, and $91,000, or 68%, for the three and nine months ended September 30, 2003, respectively, compared to the same period last year due to a decrease in average cash, cash equivalents, and marketable securities balances as well as a decline in market interest rates.

Interest expense

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Interest expense	$(257)	$—	N/A
Percentage of total revenues	(10)%	—%
Nine months ended:
Interest expense	$(743)	$—	N/A
Percentage of total revenues	(7)%	—%

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes. The notes were executed and funded during the first quarter of 2003.

Loss on early extinguishment of debt

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Loss on early extinguishment of debt	$—	$—	N/A
Percentage of total revenues	—%	—%
Nine months ended:
Loss on early extinguishment of debt	$(1,682)	$—	N/A
Percentage of total revenues	(15)%	—%

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each. The notes are scheduled to mature December 31, 2007. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

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

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$667	$—	N/A
Percentage of total revenues	26%	—%
Nine months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,010	$—	N/A
Percentage of total revenues	9%	—%

     Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a gain for the three months ended September 30, 2003 based on the decrease in fair values of the conversion options of its convertible notes of $555,000 and warrants of $112,000. For the nine months ended September 30, 2003, the Company recorded income based on the decrease in fair values of the conversion options of its convertible notes of $852,000 and warrants of $158,000.

Provision for income taxes

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	$26	$—	N/A
Percentage of total revenues	1%	—%
Nine months ended:
Provision for income taxes	$39	$—	N/A
Percentage of total revenues	—%	—%

     Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	September 30,	September 30,	%
	2003	2002	Change

	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations	$41	$9	356%
Percentage of total revenues	2%	—%
Nine months ended:
Adjustment to net loss on disposal of discontinued operations	$157	$102	54%
Percentage of total revenues	1%	1%

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

     The adjustment to net loss on disposal of discontinued operations for the three and nine months ended September 30, 2003, represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline;

•	Our future revenues may be unpredictable and may cause our quarterly results to fall below market expectations;

•	We may have to obtain financing on less than favorable terms, which could dilute current stockholders’ ownership interests in the Company;

•	We have limited cash resources which could affect our ability to fund operations;

•	Provisions of our Convertible debt may require us to redeem part or all of the $2.7 million outstanding debt as early as June 2004;

•	Our stock price is volatile, which could subject us to class action litigation;

•	Negative publicity resulting from announcements of new products or initiatives may cause our share price to decline;

•	We may be delisted from NASDAQ, which would adversely impact our stock price and the ability of our stockholders to purchase and sell our shares in an orderly manner;

•	We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sufficient sales that will be necessary for future growth and if we are unsuccessful the growth of our business may cease or decline.

•	We may effect a reverse stock split and if we do so, our stock price may decline after the reverse stock split;

•	If the Internet does not become a more widespread commerce medium, demand for our products and technologies may decline significantly;

•	Our market is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace;

•	Security risks could limit the growth of e-commerce which would adversely impact our ability to increase sales of graphics technology;

•	We may be unable to protect our intellectual property rights;

•	We may be liable for infringing the intellectual property rights of others;

•	We may need to enter into business combinations and strategic alliances, which could be difficult to integrate and may disrupt our business;

•	The loss of key engineering or management employees, including our former Chief Technology Officer who left the Company on September 30, 2003, could harm our business;

•	If we fail to establish, maintain, or expand our strategic relationships for the integration of our technology with the services and products of third parties, the growth of our business may cease or decline;

•	AOL accounted for 51% of our revenues for the year ended December 31, 2002, and 47% of our revenues for the nine months ended September 30, 2003, but may not generate similar amounts of revenue in subsequent periods or years;

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. In October 2003, the FASB directed the FASB staff to issue FASB Staff Position No. FIN 46-6 (FSP FIN 46-6). FSP FIN 46-6 defers the effective date of FIN 46 for interests held by public entities in VIEs or potential VIEs dating from before February 1, 2003. The consolidation requirements of FIN 46 for these interests are now scheduled to be effective on December 31, 2003. The consolidation requirements of FIN 46 remain applicable to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003, the beginning of the first fiscal period after June 15, 2003. The Company adopted the provisions of SFAS No. 150, which became effective on June 1, 2003. The adoption of this statement did not have a material effect on the Company’s financial statements. On November 7, 2003, the FASB issued a FASB Staff Position No. FAS 150-3, “Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FAS 150,” which deferred the effective date of certain provisions of FAS 150 related to Mandatorily Redeemable Noncontrolling Interests. The deferral did not effect the Company’s financial statements.

     In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables is within the scope of other existing higher-level authoritative literature including SOP 97-2. EITF 00-21 is effective for revenue arrangements entered into beginning on July 1, 2003. The adoption of EITF 00-21 did not have an impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents, and marketable securities totaled $1,763,000 at September 30, 2003, down from $11,568,000 at December 31, 2002.

     Net cash used in operating activities of the Company totaled $9,320,000 and $4,928,000 for the nine months ended September 30, 2003 and 2002, respectively. Net cash used in operating activities for the nine months ended September 30, 2003 primarily resulted from a $18,308,000 net loss, partially offset by $2,388,000 in non-cash stock-based compensation charges, $1,885,000 in restructuring and impairment charges, $1,682,000 of a loss on early extinguishment of debt, a $1,514,000 decrease in accounts receivable, $1,314,000 in depreciation and amortization, a $750,000 write-off of a Note Receivable and a $745,000 provision for bad debt. Net cash used in operating activities for the nine months ended September 30, 2002 primarily resulted from a $18,576,000 net loss, partially offset by $6,275,000 of impairment of goodwill and other intangible assets, $4,173,000 in non-cash stock-based compensation charges and $2,127,000 in depreciation and amortization.

     Net cash used in investing activities totaled $71,000 for the nine months ended September 30, 2003, compared to net cash provided by investing activities of $4,457,000 for the nine months ended September 30, 2002. Net cash used in investing activities for the nine months ended September 30, 2003 primarily resulted from $419,000 for the purchase of property and equipment and a net $127,000 net purchases of marketable securities, which was partially offset by a $499,000 net decrease in restricted cash. Net cash provided by investing activities for the nine months ended September 30, 2002 primarily resulted from $5,218,000 in net proceeds from sales and maturities of marketable securities, partially offset by $712,000 for the purchase of property and equipment.

     Net cash used in financing activities totaled $521,000 for the nine months ended September 30, 2003, compared to net cash provided by financing activities of $1,370,000 for the nine months ended September 30, 2002. Net cash used in financing activities for the nine months ended September 30, 2003 resulted from $3,300,000 used for the repayment of convertible notes and $576,000 used for the payment of debt issue costs, which was partially offset by $3,311,000 in proceeds from the issuance of subordinated notes and common stock, net of issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2002 resulted from proceeds received from the exercise of stock options by the Company’s employees.

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The convertible notes were issued in three tranches of $900,000 each and are scheduled to mature on December 31, 2007. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. Each tranche of the new convertible notes were initially convertible into Company common stock at a price of $2.26 per share. However, pursuant to the Redemption, Amendment and Exchange Agreements, the conversion price of the first, second, and third tranche became adjustable on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003,

August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10. The conversion price of the second $900,000 tranche of notes is $1.00.

     At the noteholders’ option, up to 20% of the net proceeds from any new capital raises by the Company may be used to redeem outstanding notes at par plus accrued interest. On November 12, 2003, the Company sold 3,125,000 shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clarke Estates, Inc. for $2,500,000, or $0.80 per share. To exercise their right to redeem their notes in an amount up to 20% of the $2,500,000 received by the Company, the noteholders must notify the Company within 10 days of the Company’s public announcement of the closing of the private placement. The Company publicly announced the closing of the private placement on November 13, 2003 by way of a filing on SEC Form 8-K.

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

     The investors may require the Company to sell to the investors an additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock prior to January 14, 2004.

     The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period. This right expired unexercised on June 30, 2003.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $182,000, of which $127,000 was accrued as interest expense in the second quarter of 2003 and $55,000 was accrued as interest expense in the third quarter of 2003.

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

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock. The notes are scheduled to mature on March 31, 2006.

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

     In fiscal 2003, the Company implemented two restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and added a restructuring charge of $211,000 related to the fair value of remaining lease commitments reduced by estimated sublease rentals. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property in Utah is contingent upon real estate and other market conditions in Utah.

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 research and development, sales and marketing, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to severance. The charge is recorded on our income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003.

     The Company has contingency plans for 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures.

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

Subsequent Events

     In October 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10,000,000, all due in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

     In November 2003, the Company sold 3,125,000 shares of common stock, in a private placement to Federal Partners L.P., an affiliate of The Clarke Estates, Inc for $2,500,000 or $0.80 per share. Under the terms of the investment, the Company is obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003.

     In November 2003, the Company approved a grant of 2,375,000 non-statutory stock options to acquire Company common stock to certain employees of the Company at an exercise price equal to the fair market value of the Company’s common stock on the final date of grant, under the provisions of the Company’s stock option plans. The options will vest over a period of up to two years. Additionally, the Company plans to reduce the vesting period of 1,125,000 stock options by approximately 2 years. These options carry a weighted average grant price of $0.76. If the fair market value the day of the reduction exceeds the price on the original grant date the Company would incur an expense if the applicable employee terminates employment prior to the conclusion of the original vesting period.

     On November 6, 2003, a former officer of the Company filed a claim against the Company in New York State Supreme Court alleging that the Company breached an employment agreement between the officer and Viewpoint. The suit claims $1,050,000 in damages. The Company believes it did not breach the employment agreement and that it has strong defenses against the officer’s claims. In responding to the claims, the Company intends to assert its claims against the former officer in the amount of $425,000, plus attorney’s fees.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title

10.1	Employment Agreement between Viewpoint Corporation and Jay S. Amato, dated August 7 2003

10.2	Employment Agreement between Viewpoint Corporation and William H. Mitchell, dated July 18, 2003

10.3	Employment Amendment Agreement between Viewpoint Corporation and Robert E. Rice, dated July 1, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on August 6, 2003 to furnish its press release concerning its results of operation for the quarterly period ending on June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: November 14, 2003	By:	/s/ JAY S. AMATO

Jay S. Amato President and Chief Executive Officer

Dated: November 14, 2003	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell Chief Financial Officer