Form 10-K
period 2003-12-31
VIEWPOINT CORP
filed 2004-03-30
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)     Yes ☐          No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003	$54,263,000
Number of shares of common stock outstanding as of March 23, 2004	52,232,000

DOCUMENTS INCORPORATED BY REFERENCE:

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results stated, implied, or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results of Operations.” You should carefully review these factors as well as the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1.	Business

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading provider of interactive media technologies and services. Its graphics operating platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: marketing campaigns, rich media online advertising, product presentations, and business process visualizations.

      On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link”.

      Viewpoint also offers an online advertising campaign management and deployment product known as “Creative Innovator”. Creative Innovator permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Creative Innovator enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime”, an extension of Creative Innovator that permits users to manage and deploy online video advertising campaigns.

      Until December 1999, the Company was primarily engaged in the development, marketing, and sales of pre-packaged software graphics products. Its principal products were computer graphics “painting” tools and photo imaging software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet. In June 1999, the Company formed Metastream Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its pre-packaged software business. The Company discontinued these operations in April 2000 and Metastream merged with and into the Company in November 2000.

      The Viewpoint Platform. The Viewpoint Platform allows web sites and other media publishers to integrate a full range of interactive graphics media technologies onto regular web pages or through other digital formats. Available media types include: photo-realistic 3D, video, audio, ZoomView — a “data on demand” 2D image that users may pan and drill into, text annotations and animations, Macromedia® FlashTM-compatible vector graphics animations, object movies, and immersive surround pictures. These interactive digital media types can add dimension, contextual information, animation, realistic color, shadows and real-time reflections, movement and robust interactivity to static web objects. The Viewpoint Platform enables users to better access and interact with images and objects, mixing the narrative drive of more traditional media with the interaction of the web, such that users can rotate objects, view extended, narrowband friendly presentations, configure colors, patterns and other options, all while experiencing visual dimension and accuracy. The interaction between the user and Viewpoint content can educate users about a particular product, message or brand.

      The Viewpoint Media Player (“VMP”) is Viewpoint’s software product that resides on end users’ computers — that is, on the “client side” — that plays back digital content broadcast from the servers of Viewpoint’s clients through the Internet into end users’ browser and “non-browser” environments.

      The key principle behind Viewpoint’s client-side software is to permit servers to transmit highly compressed, digital information, rather than large files of digital information with numerous pictures and text. Once this compressed information is delivered and resident on the local computer, the VMP then taps the power of the end user’s CPU to decompress, display, and process this information “locally” on that CPU. A user can then examine, configure, interact with, and explore digital content without requiring multiple “trips” to the server. The Company believes that the VMP’s ability to exploit client-side CPU power is a significant competitive advantage.

      Like Sun Microsystem, Inc.’s Java or Microsoft Corporation’s .NET platform, with which VMP can interoperate, the Viewpoint Platform is a fundamentally extensible “web services” architecture — a graphics operating system for the web — focused on high visual quality, multimedia integration, and data visualization. Viewpoint media technologies are entirely “server-less,” meaning deployment of such content requires only standard HTTP servers on the broadcast end.

      The Viewpoint platform employs an extensible mark-up language (or “XML”) media “envelope,” which enables Viewpoint content to exchange data with back-end servers in real time and to perform dynamic content configuration. Through this XML data description format, Viewpoint digital content can seamlessly download and extend new graphics services, which in turn may interpret and convert different and new media types and formats that may be referenced or embedded in digital content. This fundamental extensibility is a key architecture advantage that has allowed the Company to extend the feature set of the VMP continually since its launch in the summer of 2000, providing an “instant upgrade” ability. This design prevents the “lowest common denominator” syndrome that affects web technologies as they mature — with the Viewpoint Platform, web publishers and content authors can be assured that users have the latest features and enhancements of the VMP platform.

      As a form of efficient visual communication, the Company believes the commercial applications of Viewpoint technology are numerous. However, the Company’s marketing and sales initiatives have been in the following key areas: website marketing and product presentations (particularly in the automotive and consumer electronics vertical markets); online advertising; enterprise applications, which entails building new or enhancing existing software applications; and, recently, the internet search business.

Viewpoint Professional Services

      Viewpoint provides fee-based professional services for implementing visualization solutions. Encompassing both digital content creation and application enhancing services, our strategic, creative and consulting services bring together our teams of experts in rich media, content creation, and technology implementation in order to identify the ideal Viewpoint solution for each client’s unique needs and to ensure the timely, successful implementation of those solutions. Our professional services group uses the Viewpoint Platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for the client’s particular purpose, whether over the web, intranet systems or offline media and applications. Our professional services group provides the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity.

      In addition to providing web services, our professional services group also develops realistic digital effects and animation for the entertainment and game industries, film producers, major brands, advertising agencies and commercial production houses.

Viewpoint Advertising

      In 2002, the Company began tailoring its offerings for use in online advertising. Viewpoint provides advertisers the ability to utilize Viewpoint content to deliver advertising over the Internet, either “in-page” within a publisher’s standard advertising unit or “out-of-page” through a pop-up, pop-under or separate page. The Company believes that the Viewpoint Platform delivers compelling interactive ad formats, tapping into a large selection of media types and enabling advertisers to select from a wide array of options for deploying creative and effective advertisements.

      In late 2002, the Company began development of its Creative Innovator product which enables advertisers, publishers, and their agencies to deploy and manage online advertising campaigns. Through Creative Innovator, advertisers can deploy content in the Viewpoint format as well as content in other formats.

      Viewpoint designed Creative Innovator to be the first management system to integrate creative assembly with campaign management and detailed performance analysis. Its features include:

•	Creative assembly for all industry-standard formats and technologies;

•	Integration of multiple media types including 3D, Flash animations, audio and video;

•	Online video ad delivery;

•	Near real-time reporting; and

•	Detailed tracking and analysis.

      Creative Innovator and its AirTime extension entered the market formally with the announcement in February 2004 of the Company’s one-year agreement with CBS Sportsline.com, Inc. Viewpoint is currently marketing use of Creative Innovator to publishers and advertisers and their agencies and is pursuing other applications for Creative Innovator as the market matures beyond strictly “rich media” advertising.

Viewpoint Search

      Viewpoint’s Graphically Enhanced Search (“GES”) technology incorporates methods for “rendering”, streaming, updating, and “skinning” that were first developed for the VMP. Like other offerings of its type, the Viewpoint Toolbar enables consumers to search the Internet for goods, services and information. Unlike other toolbars, however, Viewpoint Toolbar’s architecture enables features such as visual representations of search results and “bookmarked” internet sites, automatic updating, generation of desktop animations, and a “bin” for holding pop-up advertisements while viewing web pages. Viewpoint’s Graphically Enhance Search includes a tray that descends from the Viewpoint Toolbar and presents side-by-side thumbnail-sized images of the actual web pages comprising the search results. This presentation provides users with graphical representations of search results and enables users to canvas through search results from left to right.

      Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! and its wholly-owned subsidiary, Overture Services, Inc., under an two-year agreement in which Viewpoint receives a share of the revenue from advertisers who pay Yahoo! for preferential positions in the search results list.

Viewpoint’s Business Model

      Licensing. The Company’s historic licensing model has differed from those of other companies that have developed web site design and content-creation software for sale or license to a target market of Internet professionals including web site developers, interactive agencies, solutions integrators, application service providers and content developers, as well as professionals working in-house at e-merchants and other web site owners. Instead of selling tools exclusively to Internet professionals — a relatively small market — the Company has sought to also license technology to the much larger market of e-commerce merchants, web site owners and others who benefit most from communicating visually in the digital domain.

      The Company’s licensing strategy focuses on charging customers for the right to broadcast digital content in the Viewpoint format. Viewpoint’s technology is designed so that content in the Viewpoint format that is broadcast or otherwise distributed without a valid “key” can be spoiled by a “watermarking” image.

      We make available on our web site, without charge, the core software necessary to develop Viewpoint content, as well as extensive tutorials and related materials. However, we are currently developing a content authoring software product that we expect will improve upon the currently available tools and make the process of authoring content in the Viewpoint format easier. We anticipate that this product will be available in 2004. We intend to license the product for a fee in conjunction with broadcast licensing rights.

      Another cornerstone of the business model is that the VMP, representing the required client-side playback engine, is free for users to play broadcasted content. After downloading the player, users can receive all updates of the media player software for free, seamlessly and without interruption of the content.

      Services. The Company’s professional services group plays an integral role in its overall strategy. Professional services provide a significant revenue opportunity through the sale of complete solutions comprising technology and content creation services to customers who have licensed our software and desire a single vendor solution. At the same time, the group increases our ability to sell licenses by enabling us to offer Viewpoint content to clients who are impressed by the advantages of the Viewpoint Platform but who do not wish to create Viewpoint content themselves or trust that creation to others. Also, the group’s work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients, and enabling us to provide thorough, up-to-date training for other industry professionals. The Company is not totally reliant on its own content creation services, however, as it has cultivated a network of thousands of independent content developers trained to provide those services as well.

      The Company’s professional services group also performs specific engineering services to enhance existing or create new software applications meant to perform a specific task or set of tasks or assist in communicating through visualization. While content creation services focus on creating interactive digital objects and enhancing web sites, engineering services create or alter software to enable clients to design products, improve process workflow or enhance customer service experiences.

      Online Advertising. The Company offers use of its Creative Innovator ad deployment system in the industry-standard manner of charging a fee based on the number of times an advertisement is deployed (i.e., on a “CPM” basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads realizing higher fees.

      Search. Results of Internet searches conducted through the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link”.

Competition

      The Company’s current software licensing competitors (and some of their products) include: Macromedia, Inc. (Flash and Shockwave) and Cycore AB (Cult3D). Competitors for the Company’s Creative Innovator product include DoubleClick, ValueClick, Avenue A, and MSN. Competitors for the Company’s Search business include Google Inc., Yahoo! (who offers its own search toolbar in addition to supplying search results to Viewpoint for use with the Viewpoint Toolbar), MSN, AskJeeves, Inc., Looksmart, Ltd., FindWhat, and InfoSpace.

      Some of the Company’s competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than the Company. As the

Company competes with larger competitors across a broader range of products and technologies, the Company may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over those of the Company, the Company’s business would be harmed.

      A variety of other possible actions by the Company’s competitors could also have a material adverse effect on the Company’s business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants with opportunities to obtain a substantial market share in the Company’s markets.

      The Company’s competitors may be able to develop products or technologies comparable or superior to those of the Company, or may be able to develop new products or technologies more quickly. The Company also faces competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to or incompatible with the Company’s products and technologies. Such competition would adversely affect the Company’s business.

      See the section headed “Factors That May Affect Future Results of Operations” below for additional information regarding competition.

Product Development

      The continual development of new products and enhancements to our existing products is critical to our success. The Company’s principal current product development efforts are focused on the development of the Viewpoint Platform and other technologies like Creative Innovator and Graphically Enhanced Search. From time to time, the Company may also acquire basic software technologies that it considers complimentary to its offerings.

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

      The Company’s research and development expenses, exclusive of non-cash stock compensation charges, were approximately $3,377,000, $3,636,000 and $6,926,000, for 2003, 2002 and 2001, respectively. The Company may hire additional engineers in connection with its continued product development efforts, which would result in increased research and development expenses.

Intellectual Property

      The Company regards its patents, copyrights, service marks, trademarks, trade dress, trade secrets, propriety technology and similar intellectual property as critical to its success, and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, partners, customers and others to protect its proprietary rights. The Company has applied for the registration of certain of its trademarks and service marks in the United States and internationally. In addition, the Company has filed U.S. and international patent applications covering certain aspects of its proprietary technologies. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which the Company’s products and services are made available online. In the past, the Company has licensed, and expects that it may license in the future, certain of its proprietary rights, such as patents, trademarks, technology or copyrighted material, to third parties.

Employees

      As of March 5, 2004, Viewpoint had 95 full time employees, including 16 in sales and marketing; 29 in creative services; 29 in research, development and quality assurance; and 21 in administration. This compares to 141 full-time employees at March 28, 2003 including 40 in sales and marketing, 37 in creative services, 49 in research, development and quality assurance and 15 in administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company’s executive officers as of March 5, 2003:

Name	Age	Position

Jerry S. Amato	44	President and Chief Executive Officer
William H. Mitchell	46	Chief Financial Officer
Brian J. O’Donoghue	40	Senior Vice President and General Counsel
Robert E. Rice	49	Executive Chairman

Jerry S. Amato, President and Chief Executive Officer

      Mr. Amato has been a director of the Company and its Chief Executive Officer since August 2003. From July 1995 through September 1998, Mr. Amato served as President and Chief Operating Officer of Vanstar Corporation, a leading provider of services and products designed to build, manage and enhance personal computer network infrastructures with 1998 revenues exceeding $2.8 billion. From September 1998 until joining the Company in August 2003, Mr. Amato served as a principal of the Flatiron Group in New York, a business strategy and planning advisory service. In March 1998, Mr. Amato led the formation of Technology Access Action Coalition/ ACT, a Washington-based organization promoting innovation and growth in the technology sector, and served as its Chairman until November 1999.

William H. Mitchell, Chief Financial Officer

      Mr. Mitchell has served as Chief Financial Officer of the Company since August 2003. From July 2002 to August 2003, Mr. Mitchell served as Chief Financial Officer of MaxWorldwide, Inc., an Internet-based provider of marketing solutions for advertisers and web publishers. From January 2001 to July 2002, Mr. Mitchell served as Chief Financial Officer for Tally Systems, Inc., a software development company. He served as Executive Vice President and Chief Financial Officer of Bigfoot Interactive, an Internet advertising company, from July 1999 to January 2001, and as Chief Operating Officer of Bigfoot International from October 1998 to July 1999. Mr. Mitchell graduated with an A.B. from Dartmouth College, MS and MS/ M.B.A. degrees from Northeastern University and obtained his certified public accountant license in 1982.

Brian J. O’Donoghue, Senior Vice President and General Counsel

      Mr. O’Donoghue was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in corporate and litigation matters from 1995 until joining the Company as General Counsel in May 2000. Mr. O’Donoghue received his Juris Doctorate from Fordham University School of Law in 1995.

Robert E. Rice, Executive Chairman

      Mr. Rice has been Executive Chairman since August 2003. Prior to that Mr. Rice served as President and Chief Executive Officer of Viewpoint since March 2000 and Chairman of the Company’s Board of Directors since November 2000. At the Company, he served as Vice President of Strategic Affairs until September 1999. He served as the President and a Director of Metastream since its formation in June 1999. Mr. Rice co-founded Real Time Geometry Corporation and served as its chairman until its sale to the

Company in 1996. Before founding Real Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues.

Item 2.	Properties

      The Company leases approximately 17,000 square feet of space on the 18th floor of a 24-story office building in New York City, New York. This space houses approximately 72 personnel, including substantially all of the Company’s general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The primary lease agreement expires in March 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

      The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2004. This space houses approximately 18 personnel principally engaged in sales and marketing, creative services, and management information systems services.

      The Company also leases approximately 12,000 square feet of office space in Draper, Utah, pursuant to a sublease agreement that expires in April 2010. This space housed approximately 29 personnel principally engaged in sales and marketing, creative services, and management information systems services. In February 2003, the Company closed this office and is currently in the process of searching for a sublease tenant for the property. The Company has recorded a partial impairment for the costs associated with maintaining this facility until it is able to sublease it.

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

      The Annual Meeting of Stockholders of Viewpoint Corporation was held on December 10, 2003. A proposal to elect six (6) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2004 was approved by the stockholders. The nominees received the following votes:

Name	Votes For	Votes Withheld

Jerry S. Amato	28,754,306	1,049,010
Thomas Bennett	29,656,701	146,615
James Crabbe	29,687,860	115,456
Stephen Duff	29,699,583	103,733
Samuel H. Jones, Jr.	29,647,437	155,879
Robert E. Rice	28,522,198	1,281,118

      In addition, stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the 2003 fiscal year. This proposal received 29,640,704 votes in favor and 143,899 against, with 18,713 abstaining.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Viewpoint Corporation’s (“Viewpoint” or the “Company”) common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The NASDAQ National Market under the symbol “VWPT.” On March 23, 2004, there were 324 holders of record of our common stock. Some of the holders of record of Viewpoint common stock are brokers and other institutions that hold stock on behalf of their customers. We estimate that approximately 10,000 stockholders hold shares of Viewpoint common stock through the brokers and other institutions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our common stock:

	High	Low

2003
4th Quarter	$1.01	$0.68
3rd Quarter	1.64	0.72
2nd Quarter	1.37	0.43
1st Quarter	1.83	0.30
2002
4th Quarter	$3.30	$1.65
3rd Quarter	4.83	2.18
2nd Quarter	6.25	4.82
1st Quarter	6.99	5.09

      The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statements of Operations Data
Revenues:
Licenses	$2,283	$5,039	$8,148	$1,421	$1,868
Related party licenses	1,729	7,554	1,533	—	950
Services	4,291	3,302	3,500	1,659	25
Related party services	5,226	2,244	827	500	250

Total revenues	13,529	18,139	14,008	3,580	3,093

Cost of Revenues:
Licenses	97	353	309	76	—
Services	5,776	3,587	3,283	1,467	—

Total cost of revenues	5,873	3,940	3,592	1,543	—

Gross profit	7,656	14,199	10,416	2,037	3,093

Operating expenses:
Sales and marketing	8,723	16,682	17,521	18,616	3,000
Research and development	4,209	4,348	9,846	10,559	5,055
General and administrative	11,549	10,334	10,423	9,814	6,993
Depreciation	1,543	1,962	1,804	801	406
Amortization of intangible assets(1),(2)	10	664	3,325	1,258	75
Amortization of goodwill(1)	—	—	14,128	1,767	—
Restructuring charges(3)	2,023	—	—	—	—
Impairment of goodwill and other intangible assets(2)	—	6,275	7,925	—	—
Compensation charge related to forgiveness of an officer loan	—	—	—	2,322	—
Non-cash sales and marketing charges(4)	—	—	—	19,998	—
Acquired in-process research and development costs(1)	—	—	—	963	—

Total operating expenses	28,057	40,265	64,972	66,098	15,529

Loss from operations	(20,401)	(26,066)	(54,556)	(64,061)	(12,436)
Other income (expense):
Interest and other income, net	254	153	1,064	2,180	2,286
Interest expense(5)	(958)	—	—	—	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes(5)	1,209	—	—	—	—
Loss on early extinguishment of debt(5)	(1,682)	—	—	—	—

Other income (expense)	(1,177)	153	1,064	2,180	2,286

Loss before provision for income taxes	(21,578)	(25,913)	(53,492)	(61,881)	(10,150)
Provision for income taxes	81	107	—	—	5,481

Loss before minority interest in loss of subsidiary	(21,659)	(26,020)	(53,492)	(61,881)	(15,631)
Minority interest in loss of subsidiary	—	—	—	4,429	1,048

Net loss from continuing operations	(21,659)	(26,020)	(53,492)	(57,452)	(14,583)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(14,811)
Adjustment to net loss on disposal of discontinued operations	157	127	1,122	1,496	(21,260)

Net income (loss) from discontinued operations(4)	157	127	1,122	1,496	(36,071)

Net loss	(21,502)	(25,893)	(52,370)	(55,956)	(50,654)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	—	(438)	—

Net loss applicable to common stockholders	$(21,502)	$(25,893)	$(52,370)	$(56,394)	$(50,654)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.47)	$(0.64)	$(1.37)	$(2.01)	$(0.59)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.03	0.05	(1.47)

Net loss per common share	$(0.47)	$(0.64)	$(1.34)	$(1.96)	$(2.06)

Weighted average number of shares outstanding — basic and diluted	45,280	40,759	39,077	28,718	24,581

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities(4)(7)	$9,488	$11,568	$15,122	$29,033	$37,247
Working capital(3)(5)(7)	3,324	9,051	11,765	34,313	33,638
Total assets(1)(2)(5)	45,743	53,352	61,917	102,349	50,574
Convertible notes, subordinated notes and warrants(6)	4,748	7,000	—	—	—
Stockholders’ equity(1)(4)(7)	27,467	38,352	52,737	96,339	29,901

(1)	In November 2000, the Company consummated a share exchange with Computer Associates International, Inc., (“Computer Associates”) and another shareholder of Metastream Corporation (“Metastream”), pursuant to which the Company issued 1.15 shares of the Company’s common stock in exchange for each outstanding share of common stock of Metastream. The share exchanges were accounted for as acquisitions of minority interest under the purchase method of accounting, and goodwill of $42,892,000 was recorded.

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

(3)	In fiscal 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $249,000 related to the fair value of remaining lease commitments reduced by estimated sublease rental income. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property is contingent upon real estate and other market conditions in Utah.

The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 research and development, sales and marketing, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to severance. The charge is recorded on our income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $50,000 in settlement of an action brought by one of the terminated employees.

The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly the Company closed the London, England office incurring a restructuring charge of $52,000 primarily related to severance. The charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

(4)	In connection with the issuance of mandatorily redeemable preferred stock in Metastream to America Online, Inc. (“AOL”) and Adobe Systems Incorporated (“Adobe”), the Company recorded one-time non-cash sales and marketing charges of approximately $19,998,000 during the year ended December 31, 2000. These charges represented the difference between the fair market value of the Company’s common shares into which AOL and Adobe could have converted the Metastream shares on the date of issuance, and the $20,000,000 aggregate cash consideration received from both AOL and Adobe. These charges were recorded as sales and marketing, as the incremental value of the equity over the cash consideration received was deemed to be the fair value of the license and distribution agreements simultaneously entered into with AOL and Adobe.

(5)	In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Company’s 3D and rich media visualization and marketing technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as net income (loss) from discontinued operations for the years ended December 31, 1997 through 2002.

(6)	On December 31, 2002, the Company completed a debt financing in which it issued to three investors, 4.95% convertible notes having an aggregate principle amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock.

On March 25, 2003 the Company redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of the Company’s common stock, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes.

In connection with the redemption of the convertible notes the Company recorded a $1,682,000 loss on the early extinguishment of debt.

On March 26, 2003, the Company entered into a Securities Purchase Agreement with three other accredited investors pursuant to which it received $3,500,000 in exchange for an aggregate of $3,500,000 principal amount of subordinated notes and 3,614,756 shares of Viewpoint common stock.

(7)	In November 2003, the Company sold 3,125,000 shares of common stock, in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2,500,000 or $0.80 per share. Under the terms of the investment, the Company was obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003. The Company filed the registration statement on December 27, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading provider of interactive media technologies and services. Its graphics operating platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: marketing campaigns, rich media online advertising, product presentations, and business process visualizations.

      On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link”.

      Viewpoint also offers an online advertising campaign management and deployment product known as “Creative Innovator”. Creative Innovator permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Creative Innovator enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime”, an extension of Creative Innovator that permits users to manage and deploy online video advertising campaigns.

      Until December 1999, the Company was primarily engaged in the development, marketing, and sales of pre-packaged software graphics products. Its principal products were computer graphics “painting” tools and photo imaging software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet. In June 1999, the Company formed Metastream Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its pre-packaged software business. The Company discontinued these operations in April 2000 and Metastream merged with and into the Company in November 2000.

      Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of December 31, 2003, had an accumulated deficit of $245,579,000. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

Results of Operations

      The following table sets forth certain selected financial information expressed as a percentage of net revenues for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Statements of Operations Data
Revenues:
Licenses	17%	28%	58%
Related party licenses	13	42	11
Services	32	18	25
Related party services	38	12	6

Total revenues	100	100	100

Cost of revenues:
Licenses	1	2	2
Services	42	20	24

Total cost of revenues	43	22	26

Gross profit	57	78	74

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	64	92	125
Research and development (including non-cash stock-based compensation charges)	32	24	70
General and administrative (including non-cash stock-based compensation charges)	86	56	73
Depreciation	11	11	13
Restructuring charges related to office closure	15	—	—
Amortization of intangible assets	—	4	24
Amortization of goodwill	—	—	101
Impairment of goodwill and other intangible assets	—	35	57

Total operating expenses	208	222	463

Loss from operations	(151)	(144)	(389)
Other income (expense):
Interest and other income, net	2	1	7
Interest expense	(7)	—	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	9	—	—
Loss on early extinguishment of debt	(12)	—	—

Other income (expense)	(8)	1	7

Loss before provision for income taxes	(159)	(143)	(382)
Provision for income taxes	1	(1)	—

Loss before minority interest in loss of subsidiary	(160)	(144)	(382)
Minority interest in loss of subsidiary	—	—	—

Net loss from continuing operations	(160)	(144)	(382)
Adjustment to net loss on disposal of discontinued operations	1	1	8

Net loss	(159)	(143)	(374)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	—

Net loss applicable to common stockholders’	(159)%	(143)%	(374)%

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

      Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements:

Percentage of Completion

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables,” Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer’s contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist.

Reserve for Bad Debt

      The Company performs ongoing credit evaluations of our customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company regularly monitors collections and payments from the customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

Valuation of Goodwill and Intangible Assets

      Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

      We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess nonamortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

      On an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. During this review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly owned subsidiaries and investments.

Investments

      We record an impairment charge when we believe an investment asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Derivatives

      The Company accounts for the fair values of warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for its embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net loss as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Valuation determined using certain assumptions related to the volatility and risk free interest rate.

Contingencies and Litigation

      We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Restructuring Activities

      Restructuring activities are accounted for in accordance with SFAS No. 146. SFAS No. 146 requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Financial Performance Summary

      During 2003, we experienced a 25% reduction in revenues to $13,529,000 and a 46% reduction in gross profit to $7,656,000, as compared to the prior year. Sales for large long-term licenses of our software decreased substantially. This was due to our difficulties in selling large long-term license arrangements, difficulties that Value Added Resellers (“VARs”) had selling our software in 2003, and the execution of a long term license arrangement with AOL in 2002. We experienced growth in services revenues during 2003 as certain long term licensees, including AOL, utilized our services team to help them develop content for use with their Viewpoint licenses. This increased reliance on lower margin services revenue led to a reduction in our gross profit margin to 57% in 2003 compared to 78% in 2002.

      Our net loss in 2003 was $21,502,000 compared to $25,893,000 in 2002. Our total operating expenses decreased by approximately $12,208,000 to $28,057,000 in 2003. This reduction in expenses was attributable to a reduction in operating department expenses of $6,883,000 due to reductions in the number of employees including a $2,715,000 reduction in non-cash stock-based compensation charges. The reduction in employees was largely attributable to steps we took to reduce expenses as demand for software license purchases decreased. Additionally, we recorded a non-recurring impairment charge on goodwill of $6,275,000 in 2002. These cost reductions were offset by increases in costs for restructurings of $2,023,000 that were initiated in 2003.

      Our net loss per common share decreased 27% to $0.47 in 2003 compared to $0.64 in 2002. This reduction came as a result of the decreased net loss and an increase in weighted average shares outstanding to 45,280,000 in 2003 from 40,759,000 in 2002. The increase in common shares was principally due to three private placements of common stock in 2003. The Company refinanced $7,000,000 of convertible debt in 2003 from the issuance of approximately 1,400,000 shares of common stock, $2,700,000 of debt convertible to 2,600,000 shares of common stock, and $3,500,000 of subordinated debt. We also raised $2,500,000 through the private sale of 3,125,000 shares of common stock in November 2003.

      The Company concluded 2003 with a cash and marketable securities balance of $9,488,000. Our net cash loss for 2003 (defined as our net loss excluding non-cash or non-recurring items including depreciation of $1,543,000 for the year and $238,000 for the fourth quarter, amortization of $10,000 for the year and $1,000 for the fourth quarter, non-cash stock-based compensation charges of $2,707,000 for the year and $327,000 for the fourth quarter, changes in fair values of warrants to purchase common stock and conversion feature of convertible notes related to income of $1,209,000 for the year and $199,000 for the fourth quarter, loss on early extinguishment of debt of $1,682,000 for the year and $0 for the fourth quarter, and restructuring charges of 2,023,000 for the year and $138,000 for the fourth quarter) was $14,746,000 of which $2,703,000 occurred during the fourth quarter of 2003. The Company may need to pay up to $1,775,000 to redeem its convertible notes after June 30, 2004 if our stock price falls below the conversion price applicable to the notes of either $1.00 or $1.10 for 25 consecutive trading days on or after June 30, 2004.

      In March 2004, the Company sold 1,500,000 shares of common stock, in a private placement to an institutional investor, for $3,675,000 or $2.45 per share. The institutional investor was one of the holders of the Company’s convertible notes. Prior to the closing of the private placement the institutional investor converted $926,000 of outstanding notes with Company common stock.

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Viewpoint. In the event the Company is unable to obtain adequate financing or profitable operations in future periods, operations will need to be scaled back or discontinued.

Revenues

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Licenses	$2,283	(55)%	$5,039	(38)%	$8,148
Related party licenses	1,729	(77)%	7,554	393%	1,533
Services	4,291	30%	3,302	(6)%	3,500
Related party services	5,226	133%	2,244	171%	827

Total revenues	$13,529	(25)%	$18,139	29%	$14,008

      The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition,” as amended, EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” SAB No. 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition.”

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

      License revenues decreased by $2,756,000, or 55%, for 2003 compared 2002. The decrease was principally due to the decrease in the sale of licenses for extended periods for certain customers. In addition, in 2003 there was a sharp decline in the sales to VARs of the rights to license our software to third parties as compared to the prior year.

      Related party license revenues decreased by $5,825,000, or 77% for 2003 compared with 2002. The decrease was caused by a 2002 amendment to an AOL contract that originated in 2001. The 2002 amendment resulted in the Company recording revenues when payments were due, as compared to the partial deferral of those payments which would have otherwise occurred. This amendment resulted in the Company recognizing $5,825,000 in license revenues in 2002 as opposed to $2,700,000 if the contract had not been amended. In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10,000,000 which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. In 2003, the Company recognized license revenue of $669,000, and service revenue of $154,000 related to this contract. The Company will recognize the remaining $9,177,000 of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements.

      Service revenues increased $989,000, or 30%, for 2003 compared to 2002. The increase was caused by an expanded use of our services group by long term licensees and companies licensing our software on a project basis.

      Related party service revenues increased by approximately $2,982,000, or 133%, for 2003 compared to 2002. The increase was caused by an increased demand by AOL to utilize our services group to produce creative material for use by AOL in part due to their launch of new software in 2003, as well as post-contract customer support for software licensed by AOL in 2002 and 2003.

      Total related party revenues for the year ended December 31, 2003 were $6,955,000 and were for services and licenses provided to AOL. The Company considered AOL a related party from November 2000 through December 10, 2003 because an employee of AOL served on the Company’s board of directors during that time, and AOL held 1,775,000 shares of Company common stock.

      License revenues decreased approximately $3,109,000, or 38%, for 2002 compared to 2001. The decrease was caused by revenue generated by our digital content library which decreased by $3,203,000. The decrease is the direct result of a license agreement under which the Company licensed its digital content library to a long-

time, leading distributor of 3D animation software. During the year ended December 31, 2001, the Company recorded revenue of $750,000, which represented a non-refundable minimum license fee of $500,000 in cash due upon signing and $250,000 due within 90 days of signing. After certain minimum revenue targets are met, the Company will receive a 50% share in future net revenues derived from sublicenses of its digital content library. During the year ended December 31, 2003 and 2002, the minimum revenue targets were not met and the Company received no revenue share. Due to the previous year’s performance, the Company does not expect to earn significant revenue from this sublicense arrangement in 2004.

      Related party license revenues increased by approximately $6,021,000, or 393%, for 2002 compared to 2001. A portion of the increase was attributable to a March 2002 amendment to a contract with AOL. This amendment caused the Company to record revenues of $3,125,000 when payments became due under the contract, as contrasted to the partial deferral of those payments, which would otherwise have occurred. In addition, the Company recorded $1,518,000 in related party license revenue related to two new contracts entered into with AOL in 2002. In 2002, the Company also recorded $125,000 in revenue related to an amendment to a 2000 contract with Adobe Systems, Incorporated. The Company considered Adobe a related party from November 2000 through January 31, 2003 because the Chief Executive Officer of Adobe served as a director of the Company during that time and Adobe held approximately 1,500,000 shares of Company common stock.

      Service revenues decreased $198,000 or 6% for 2002 compared to 2001. The decrease was caused by the persistence of unfavorable economic conditions.

      Related party service revenues increased by approximately $1,417,000, or 171%, for 2002 compared to 2001. The increase was primarily related to our then-expanding relationship with AOL, which accounted for a $1,837,000 increase in service revenues related to a number of different projects. This increase was partially offset by a $420,000 decrease in service revenues with Computer Associates International, Inc. (“CA”) primarily due to the expiration of an engineering service contract from 1999 in 2002. The Company has considered CA a related party since 1999 because an employee of CA served as a director of the Company during that time, and CA has held between 8% and 16% of the Company’s common stock during that time. CA held 9% of the Company’s common stock at December 31, 2003.

      Total related party revenues for the year ended December 31, 2002, were $9,337,000, $336,000, and $125,000 related to AOL, Computer Associates, and Adobe, respectively, all of whom had representatives on the Company’s Board of Directors. Total related party revenues for the year ended December 31, 2001, were $1,507,000, and $853,000, related to AOL and Computer Associates, respectively, both of whom had representatives on the Company’s Board of Directors.

Cost of Revenues

	2003	% Change	2002	% Change	2001

	(dollars in thousands)
Licenses	$97	(73)%	$353	14%	$309
Percentage of license revenues	2%		3%		3%
Three months ended:
Services	$5,776	61%	$3,587	9%	$3,283
Percentage of service revenues	61%		65%		76%

      Cost of revenues consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of license revenues in 2003 decreased by $256,000 or, 73%, compared to 2002. The reduction in cost of licenses revenues was due to the reduction in license sales made to VARs during 2003. Cost of service revenues in 2003 increased by $2,189,000, or 61%, compared to 2002. This increase was directly attributable to an increase in service revenues of 72%.

      Cost of revenues (licenses and services) during 2002 increased $348,000, or 10%, compared to 2001. This increase was directly attributable to an increase in services revenues of 28% during the same period.

Sales and Marketing (Including Non-Cash Stock-Based Compensation Charges Totaling $523 in 2003, $3,187 in 2002, and $2,335 in 2001)

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Sales and Marketing	$8,723	(48)%	$16,682	(5)%	$17,521
Percentage of total revenues	64%		92%		125%

      Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

      Sales and marketing expenses decreased $7,959,000, or 48%, in 2003 compared to 2002. This decrease was principally attributable to a decrease in salaries and related fringes of approximately $4,688,000 due to a decreased demand for our products and a corresponding reduction in our sales and marketing efforts. An additional $2,665,000 reduction in sales and marketing expenses was due to a decrease in non-cash stock-based compensation as employees associated with these charges either left the company before their options fully vested or the options became fully vested in 2003; a $612,000 decrease due to bad debt expense associated with certain officer loans that were written off in 2002, and a $500,000 reduction was due to a curtailment of marketing efforts stemming from the slowdown in demand for our products. These decreases were offset by an increase in consulting expense of $780,000 due to the reliance of our services on outside consultants after the 2003 restructurings. A quarterly reduction in total expense of approximately $538,000 in sales and marketing costs were realized in the fourth quarter of 2003 compared to the third quarter of 2003 largely resulting from the Company’s office consolidation and workforce reductions which occurred during the third quarter of 2003.

      Sales and marketing expenses decreased $839,000, or 5%, in 2002 compared to 2001 due to a decrease in marketing costs of $662,000, salaries and benefits of $588,000, travel and entertainment expenses of $545,000, and facilities expenses of $388,000, which was partially offset by an increase in non-cash stock-based compensation charges of $852,000 and reserves for officer loans of $612,000. Salaries and benefits, and travel and entertainment expenses decreased due to headcount reductions in marketing personnel. The decrease in facilities expenses was due to the closure of our Tokyo sales office in December 2001. Non-cash stock-based compensation charges increased as certain personnel who were reflected in research and development during 2001 were then reflected in sales and marketing due to a change in the nature of their duties. The Company loaned a total of $575,000 to two officers of the Company during 2001 in accordance with the contractual terms of the officers’ employment agreements. One loan for $200,000 was secured solely by the proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options and another loan for $375,000 was secured solely by the net, after tax proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options. The Company recorded a reserve against these loans in 2002 as the value of the Company’s stock fell substantially below the exercise price of the options securing the loans. The amounts reserved represented the unsecured portion of the loans and accrued interest. One of the officers resigned from the Company effective December 31, 2002, requiring the loan to be repaid. In January 2003 the officer defaulted on the loan and the Company took possession of the collateral.

Research and Development (Including Non-Cash Stock-Based Compensation Charges Totaling $832 in 2003, $712 in 2002 and $2,920 in 2001

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Research and development	$4,209	(3)%	$4,348	(56)%	$9,846
Percentage of total revenues	32%		24%		70%

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

      The Company’s research and development efforts are primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. During 2003, the Company developed an advertising deployment system for clients publishing advertising content, significant enhancements to the video playback functionality of Viewpoint Media Player (functionality the company first made available in June 2003), Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content. In 2002, the Company developed a “color swapping” feature of its graphics operating system that permits end users to change the colors of textures on static two-dimensional images, developed audio features for its graphics operating system, improved the quality of its ability to play back vector graphics animation files, built an infrastructure for the delivery of online advertising products and began researching the feasibility of building a tool bar for internet searches.

      Research and development expenses decreased $139,000, or 3%, in 2003 compared to 2002 due to a $227,000 decrease in compensation and fringes associated with a reduction of employees in the research and development area as the company narrowed its focus on research and development efforts and certain employees were assigned to other departments. This decrease was offset by an increase of $120,000 in non-cash stock-based compensation charges associated with the re-assignment of certain employees from other departments into research and development.

      Research and development expenses decreased $5,498,000, or 56%, in 2002 compared to 2001 due to a decrease in non-cash stock-based compensation charges of $2,208,000, salaries and benefits of $1,421,000, and contracted development costs of $1,022,000. Non-cash stock-based compensation charges and salaries and benefits decreased as certain personnel who were reflected in research and development during 2001 were then reflected in sales and marketing due to a change in the nature of their duties in addition to a $1,200,000 reclass from R&D to G&A due to a reclass of certain departments. Salaries and benefits also decreased due to specific engineering salaries and benefits being classified as cost of revenues as compared to research and development, as a result of revenue generating customer-specific development work. The decrease in contracted development costs is the direct result of specific projects that were necessary in 2001 and able to be outsourced which were not required in 2002.

General and Administrative (Including Non-Cash Stock-Based Compensation Charges Totaling $1,352 in 2003, $1,523 in 2002, and $1,918 in 2001)

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
General and Administrative	$11,549	12%	$10,334	(1)%	$10,423
Percentage of total revenues	86%		57%		73%

      General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

      General and administrative expenses increased $1,215,000, or 12%, in 2003 compared to 2002 due to a $750,000 increase in severance costs related to an unfavorable legal decision regarding an officer loan, bad debt expense of $419,000 associated with an increase in the number of large license receivables that were written off, and $226,000 of internal use software that was determined to be obsolete after a review of future utility in the third quarter of 2003. These were offset by a decrease of $214,000 in facilities costs associated with the closure of our Utah office.

      A quarterly reduction in total general and administrative expenses of approximately $780,000, excluding a reduction in non-cash stock-based compensation charges was realized during the fourth quarter following our restructuring in the third quarter of 2003. Many of the expense reductions were due to fewer employees in the department following the restructuring.

      General and administrative expenses decreased $89,000, or 1%, in 2002 compared to 2001 due to a decrease in facilities costs of $600,000, non-cash stock-based compensation charges of $395,000, and salaries and benefits of $265,000. Facilities costs decreased due to the closure of the San Francisco office in August 2001 and the consolidation of certain New York office space. Non-cash stock-based compensation charges decreased because the Company generally did not grant stock options to employees at below fair market value on the date of the grant and certain employees who were granted stock below fair market value left the Company before their options vested. Decreases were offset by a $1,200,000 increase in salaries and benefits due to a reclass of certain departments.

Depreciation

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Depreciation	$1,543	(21)%	$1,962	9%	$1,804
Percentage of total revenues	11%		11%		13%

      Depreciation expense decreased $419,000, or 21%, in 2003 compared to 2002 due to the reduction of depreciable equipment associated with the reduction in staffing stemming from our restructurings and the retirement of equipment at the conclusion of its useful life. Depreciation expense increased $158,000, or 9% in 2002 compared to 2001 due to increases in property and equipment additions.

Amortization of Intangible Assets

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Amortization of intangible assets	$10	(98)%	$664	(80)%	$3,325
Percentage of total revenues	—%		4%		24%

      Amortization of intangible assets decreased $654,000, or 98%, in 2003 compared to 2002 and $2,661,000, or 80%, in 2002 compared to 2001 as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with SFAS No. 144 during 2002.

Amortization of Goodwill

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Amortization of goodwill	$—	N/A	$—	(100)%	$14,128
Percentage of total revenues	—%		—%		101%

      Amortization of goodwill decreased $14,128,000, or 100%, in 2002 compared to 2001 due to the adoption of SFAS No. 142. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach.

Restructuring Charges

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Restructuring charges	$2,023	N/A	$—	N/A	$—
Percentage of total revenues	15%		—%		—%

      The Company implemented three restructuring plans in 2003. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $249,000 due to the reduction of estimated sublease rental income.

      The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to one-time severance arrangements. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $50,000 in settlement of an action filed by one of the terminated employees, in addition to making a $2,000 decrease to the reserve related to a decreased estimate.

      The third plan was implemented in December 2003 and was designed to consolidate international operations to the New York office. Accordingly the Company closed the London, England office incurring a restructuring charge of $52,000 primarily related to severance. The charge is recorded on our income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

Impairment of Goodwill and Other Intangible Assets

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$—	(100)%	$6,275	(21)%	$7,925
Percentage of total revenues	—%		35%		57%

      In the first and second quarter of the year ended December 31, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded. Subsequent to March 31, 2003, the market value of the Company recovered and increased to a value in excess of its carrying value through December 2003.

      In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions, lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6,275,000 during the three months ended March 31, 2002.

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

Interest and Other Income, Net

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Interest and other income, net	$254	66%	$153	(86)%	$1,064
Percentage of total revenues	2%		1%		7%

      Interest and other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

      Interest and other income increased $101,000, or 66%, in 2003 compared to 2002 and decreased by $911,000, or 86%, in 2002 compared to 2001 based on the change in average cash, cash equivalents and marketable securities balances as well as the change in interest rates.

Interest Expense

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Interest Expense	$(958)	N/A	$—	N/A	$—
Percentage of total revenues	(7)%		—%		—%

      Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes. The Company issued convertible notes with a principal balance of $7,000,000 on December 31, 2002, then subsequently redeemed $3,300,000 of the notes at par, exchanged $1,000,000 of the notes for common stock and exchanged $2,700,000 of the notes for new notes on March 25, 2003. Additionally, the Company issued $3,500,000 of subordinated notes on March 26, 2003. The $6,200,000 aggregate principal balances of the convertible and subordinated notes, which were outstanding at December 31, 2003, bear interest at a rate of 4.95%.

      In March 2004, one of the institutional investors holding the convertible notes converted three convertible notes totaling $926,000 into Company common stock at $1.00, $1.00, and $1.10, respectively. In connection with this conversion, the Company issued the investor 898,000 shares of Company common stock.

Changes in Fair Value of Warrants to Purchase Common Stock and Conversion Options of Convertible Notes

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,209	N/A	$—	N/A	$—
Percentage of total revenues	9%		—%		—%

      Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a gain for 2003 based on the changes in fair values of the conversion options of the convertible notes of $1,031,000 and warrants to purchase common stock of $178,000.

Loss on Early Extinguishment of Debt

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Loss on early extinguishment of debt	$(1,682)	N/A	$—	N/A	$—
Percentage of total revenues	(12)%		—%		—%

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed a $7,000,000 private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the Company redeemed an aggregate of $3,300,000 principal amount of the outstanding convertible notes, exchanged an aggregate of $1,000,000 principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2,700,000 principal amount of outstanding convertible notes for $2,700,000 principal amount of new convertible notes. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

      In accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 26 “Early Extinguishment of Debt,” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss on the early extinguishment of the original convertible notes in the amount of $1,682,000 of which $650,000 related to the write-off of deferred loan costs. The carrying value of the convertible notes at the time of the exchange was $5,643,000, inclusive of $55,000, which represented the fair value of the conversion options. In conjunction with the extinguishment, the Company paid $3,300,000, issued new convertible notes in the principal amount of $2,700,000 and issued 1,351,351 shares of its common stock with a market value of $675,000. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1,032,000 and was included in the loss on early extinguishment of debt.

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

Adjustment to Net Loss on Disposal of Discontinued Operations, Net of Tax

	2003	% Change	2002	% Change	2001

	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$157	24%	$127	(89)%	$1,122
Percentage of total revenues	1%		1%		8%

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      During the years ended December 31, 2003, 2002 and 2001, the Company recorded an adjustment to net loss on disposal of discontinued operations, net of tax, of $157,000, $127,000 and $1,122,000, respectively, as a result of changes in estimates related to accounts receivable and liabilities of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

Factors That May Affect Future Results of Operations

      An investment in Viewpoint involves a high degree of risk. You should consider carefully the following information about these risks, together with the other information contained or incorporated by reference in this prospectus, before you decide to invest in Viewpoint. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of your investment.

We Have a History of Losses and Expect to Incur Losses in the Future, Which May Cause Our Share Price to Decline.

      We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2003, we had an accumulated deficit of approximately $245,579,000. We believe that we will continue to incur operating losses in the future, which may cause our share price to decline.

We May Be Required to Redeem $1,774,000 in Outstanding Convertible Debt as Early as June 2004 and Doing so Could Adversely Affect Our Ability to Fund Operations.

      We issued three tranches of convertible notes in amounts of $900,000 each in March 2003. Of the $2,700,000 in debt issued, $1,774,000 is outstanding. Each tranche of the notes is convertible into shares of Company common stock at prices of $1.00, $1.00, and $1.10. Although the notes are due on December 31, 2007, the holders may redeem all or part of the notes at par between June 30, 2004 and December 31, 2005 if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. After December 31, 2005, the holders may redeem the notes at 83% of par if the dollar volume-weighted average price of Company common stock is less than the conversion price applicable to the notes for any 25 consecutive trading days. If the investors redeem convertible notes between June 30, 2004 and December 30, 2007 in accordance with the foregoing, the Company may, at its option, pay up to 20% of the amount to be redeemed in shares of Company common stock. Shares issued by the Company in partial redemption would be issued at 95% of the dollar volume-weighted average price of Company common stock for the 20 consecutive trading days immediately preceding payment. If we are required to redeem the convertible notes in accordance with the foregoing, our ability to fund our operations will be materially adversely affected. If the noteholders exercise their right to convert the notes to shares of common stock or the Company exercises its right to redeem the notes by issuing shares, our current stockholders’ ownership interest in Viewpoint will be diluted.

We May Have to Obtain Financing on Less Favorable Terms, Which Could Dilute Current Stockholders’ Ownership Interests in the Company.

      In order to fund our operations and pursue our growth strategy we may seek additional financing through public or private equity funding or from other sources. We have no commitment for additional financing and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences, or privileges senior to our common stock and may dilute our current stockholders’ ownership interest in Viewpoint.

Our Business Is Difficult to Evaluate Because We Have a Limited Operating History and Have Only Recently Launched Our Search Toolbar and Creative Innovator Products.

      We began offering our Graphically Enhanced Search toolbar services on March 17, 2004 and Creative Innovator in November 2003. Accordingly, we have limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success with these products. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as Internet advertising, Internet search, and e-commerce.

Our Business May Not Grow if the Internet Advertising Market Does Not Continue to Develop or If We Are Unable to Successfully Implement Our Business Model.

      A significant part of our business model is to generate revenue by providing interactive marketing solutions to advertisers, ad agencies and web publishers. The profit potential for this business model is unproven. For our business to be successful, internet advertising will need to achieve increasing market acceptance by advertisers, ad agencies and web publishers. The intense competition among Internet advertising sellers has led to the creation of a number of pricing alternatives for Internet advertising. These alternatives make it difficult for us to project future levels of advertising revenue and applicable gross margin that can be sustained by us or the Internet advertising industry in general.

      Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Advertisers may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication, and advertising, and demand for its solutions. We cannot assure you that use of the Internet will continue to grow or that current uses of the Internet are sustainable.

Our Failure to Successfully Compete May Hinder Our Growth.

      The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. We cannot be certain that we will be able to successfully compete against current or future competitors. In addition, the Internet must compete for a share of advertisers’ total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing.

Our Revenues Will Be Subject to Seasonal Fluctuations.

      We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers’ spending priorities or budget cycles or extend our sales cycle. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

Our Financial Performance and Reduction of Our Workforce May Affect the Morale and Performance of Our Personnel.

      In an effort to reduce our cash expenses, we have implemented certain restructuring initiatives in headcount and other cost reductions. Additionally, trading levels of our common stock have decreased the value of some stock options previously granted to employees pursuant to our stock option plans. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could impair our future growth and have a material adverse effect on our business. In addition, we will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical personnel, it could have a material and adverse effect on our business, prospects, financial condition and results of operations.

We May Need to Enter into Business Combinations and Strategic Alliances Which Could Be Difficult to Integrate and May Disrupt Our Business.

      We may continue to pursue expansion of our operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

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

We May Need to Develop New Products or Other Untested Methods of Increasing Sales with Our Existing Products or Distribution Network to Generate Sales and If We are Unsuccessful the Growth of Our Business May Cease or Decline.

      Our license and services revenues have declined over recent quarters. If this decrease in sales of our products continues or our new products are unsuccessful, we will be unable to generate sufficient revenues to offset current costs. Accordingly, we may be required to develop new products or other untested methods to increase sales. If these new products or untested methods fail to increase sales, our business may cease or decline.

The Success of Our Graphically Enhanced Search Operations Depends on Users’ Satisfaction with Search Results Supplied by Yahoo!/ Overture.

      We entered into an agreement with Yahoo!/ Overture which establishes Yahoo!/ Overture as our exclusive supplier of search results for the Viewpoint Toolbar for two years. The market for products that enable and supply search results is relatively new, intensely competitive, and rapidly changing. Yahoo!/ Overture’s principal competitors for supplying search results include Google Inc. and Microsoft. If these or other competitors develop more popular search results, end users may choose to use search toolbars or other search methods through which results from these competitors are supplied.

We Will Need to Keep Pace with Rapid Technological Change in the Internet Search and Advertising Industries.

      In order to remain competitive, we will be continually required to enhance and to improve the functionality and features of our Graphically Enhanced Search and Creative Innovator product lines, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. We may face material delays in introducing new services, products, and enhancements. If such delays occur, our users may forego use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our Ad Campaign Management and Deployment Solution May Not Be Successful and May Cause Business Disruption.

      Creative Innovator is our proprietary ad deployment technology. We must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deploy advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies, and web publishers and could result in contract terminations, fee rebates and make-goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising deployed through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

We Might Experience Significant Defects in Our Products.

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the growth of our Graphically Enhanced Search toolbar or Creative Innovator products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

Our Technical Systems are Vulnerable to Interruption and Damage.

      A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers,” and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions could cause interruptions in our services and web sites.

The occurrence of any or all of these events could adversely affect our business, prospects, financial condition and results of operations.

      In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Creative Innovator technology resides on computer systems located in our data centers hosted by IBM and Cable & Wireless and use the networking capabilities of these companies and Akamai. These systems’ continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems in the future could cause interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

Our Stock Price Is Volatile, Which Could Subject Us to Class Action Litigation.

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

      In addition, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our Charter Documents Could Make it More Difficult for an Unsolicited Third Party to Acquire Us.

      Our certificate of incorporation and by-laws contain provisions that could make it difficult for an unsolicited third party to acquire control of us, even if a change in control would be beneficial to stockholders. For example, our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for an unsolicited third party to acquire our company. In addition, we must receive a stockholders’ proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and stockholder proposals for consideration at an annual or special meeting are subject to timing requirements, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

The Market for Digital Visualization Solutions Is Characterized By Rapidly Changing Technology, and If We Do Not Respond in a Timely Manner, Our Products and Technologies May Not Succeed in the Marketplace.

      The market for e-commerce visualization solutions is characterized by rapidly changing technology. As a result, our success depends substantially upon our ability to continue to enhance our products and technologies and to develop new products and technologies that meet customers’ increasing expectations. Additionally, we may not be successful in developing and marketing enhancements to our existing products and technologies or introducing new products and technologies on a timely basis. Our new or enhanced products and technologies may not succeed in the marketplace.

      In addition, the computer graphics industry is subject to rapidly changing methods and models of information delivery. If a general market migration to a method of information delivery that is not conforming with our technologies were to occur, our business and financial results would be adversely impacted.

We May Be Unable to Protect Our Intellectual Property Rights.

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

We May Be Liable for Infringing the Intellectual Property Rights of Others.

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

Regulatory and Legal Uncertainties Could Harm Our Business.

      We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet Security Poses Risks to Our Entire Business.

      The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition and results of operations.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”. FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when FIN 46 becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify certain provisions of FIN 46. FIN 46R is effective for the Company’s first quarter of fiscal 2004. FIN 46 and FIN 46R will not have a material affect on the Company’s consolidated financial statements.

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

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the

Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of SAB 104 did not have a significant impact on the financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $9,488,000 at December 31, 2003, down from $11,568,000 at December 31, 2002 and $15,122,000 at December 31, 2001.

	2003	2002	2001

Cash used in operating activities	$(4,100)	$(10,040)	$(15,209)
Cash provided by investing activities	13	5,139	8,096
Cash provided by financing activities	$1,966	$7,534	$1,87

Operating Activities

      In 2003, cash used in operating activities was $4,100,000, a decrease of $5,940,000 compared to 2002. The decrease is primarily due to an overall reduction in our expenses due to our restructurings that resulted from our lower level of sales and revenues. Additionally our October 2003 license sale to AOL resulted in our receipt of $10,000,000 in payments for licenses and services that will be provided through December 2005. At December 31, 2003, $9,177,000 of this sale remained deferred.

      In 2002, cash used by operating activities was $10,040,000, a decrease of $5,169,000 compared to 2001. The decrease resulted primarily from a decrease in departmental operating expenses decreases of $6,426,000.

      In 2001, cash used by operating activities was $15,209,000 primarily resulting from our net loss of $52,370,000, partially offset by non-cash items of $19,257,000 for depreciation and amortization, and $7,925,000 for impairment of goodwill and other intangible assets in accordance with FAS 142, in addition to cash provided by our discontinued operations of $6,488,000. The amortization expense related to the purchase of Viewpoint Digital in 2000, in addition to other goodwill balances. In 2002 the Company discontinued amortizing goodwill in accordance with FAS 142.

Investing Activities

      In 2003, cash provided by investing activities was $13,000 resulting primarily from cash released from restricted stock of $566,000 offset by capital expenditures of $461,000, and net purchases of marketable securities of $68,000.

      In 2002, cash provided by investing activities was $5,139,000, a decrease of $2,957,000 compared to 2001. The decrease was primarily due to our improved operating performance which required us to sell substantially fewer investments to fund operations. Capital expenditures were $936,000.

      In 2001, cash provided by investing activities was $8,096,000 as we sold a net $8,843,000 of our investments to fund our operations. Capital expenditures were $872,000.

Financing Activities

      In 2003, net cash provided by financing activities was $1,966,000. This primarily resulted from the issuance of $3,306,000 of subordinated notes in March 2003 and $2,500,000 from the sale of common stock in November 2003, offset by $3,300,000 from the redemption of the convertible notes issued in December 2002.

      In 2002, net cash provided by financing activities was $7,534,000. This primarily resulted from the issuance of convertible notes and warrants of $6,552,000 and $1,387,000 of proceeds from the exercise of stock options by the Company’s employees.

      In 2001, net cash provided by financing activities was $1,874,000. This primarily resulted from $2,449,000 of proceeds from the exercise of stock options by the Company’s employees, offset by $575,000 in loans to two officers of the Company.

      In 2004 cash provided from financing activities will include $3,675,000 of proceeds from our sale of common stock in March 2004.

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors 4.95% convertible notes in an aggregate principal amount of $7,000,000, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are immediately exercisable at a price of $2.26 per share.

      The Company was required to register under the Securities Act of 1933 the shares of Company common stock (i) underlying the convertible notes, (ii) underlying the warrants, and (iii) issuable as payment of interest on the notes.

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

      On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement pursuant to which the notes and warrants were issued.

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

      Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first, second, and third tranche were determined on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10. The conversion price of the second $900,000 tranche of notes is $1.00. The conversion price of the third $900,000 tranche of notes is $1.00.

Subsequent to December 31, 2003, one of the institutional investors holding the convertible notes, converted three convertible notes totaling $926,000 into Company common stock at $1.00, $1.00, and $1.10, respectively. In connection with this conversion, the Company issued the investor 898,000 shares of Company common stock.

      At the noteholders’ option, up to 20% of the net proceeds from any new capital raises by the Company may be used to redeem outstanding notes at par plus accrued interest. On November 12, 2003, the Company sold 3,125,000 shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2,500,000, or $0.80 per share. The noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $2,500,000 received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

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

      The investors could have required the Company to sell to the investors an additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock. This right expired on January 14, 2004.

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

      The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1,000,000 principal amount of convertible notes redeemed, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company paid penalties of $183,000.

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

      The Company filed a registration statement covering the resale of the issued shares on May 9, 2003.

      The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

      In March 2004, the Company sold 1,500,000 shares of common stock, in a private placement to an institutional investor, for $3,675,000 or $2.45 per share. The noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $3,675,000 received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

      In November 2003, the Company sold 3,125,000 shares of common stock, in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2,500,000 or $0.80 per share. Under the terms of the investment, the Company was obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003. The Company filed the registration statement on December 27, 2003.

      In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10,000,000. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

      The Company implemented three restructuring plans in 2003. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $249,000 related to the fair value of remaining lease commitments reduced by estimated sublease rental income. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property is contingent upon real estate and other market conditions in Utah.

      The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 research and development, sales and marketing, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to severance. The charge is recorded on our income statement as a restructuring charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $50,000 in settlement of an action filed by one of the terminated employees, in addition to making a $2,000 decrease to the reserve related to a decreased estimate.

      The third plan was implemented in December 2003 and was designed to consolidate international operations to the New York office. Accordingly the Company closed the London, England office incurring a restructuring charge of $52,000 primarily related to severance. The charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

      Pursuant to the agreement under which the Company acquired all of the outstanding capital stock of Viewpoint Digital on September 8, 2000, the Company issued two contingent promissory notes to Computer

Associates each in the maximum amount of $15,000,000, but subject to reduction on the basis of the performance of the Viewpoint Digital assets. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4,000,000, in partial repayment of the first contingent promissory note due June 8, 2001. In addition, Computer Associates agreed to accept, at the Company’s election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8,943,000 of the $15,000,000 contingent promissory note due April 30, 2002.

      In June 2002, Viewpoint issued 909,093 shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 was approximately $2,928,000 and was reflected in “due to related parties” in the Company’s consolidated balance sheet at December 31, 2002. During December 2003, the Company issued 682,000 shares of common stock to Computer Associates in full satisfaction of this $2,928,000 contingent promissory note and resolution of certain other outstanding issues surrounding the acquisition of Viewpoint Digital.

      As of December 31, 2003, the Company had cash commitments totaling approximately $13,468,000 through 2010, related to long-term convertible notes, and future minimum lease payments for office space, equipment.

		Payments Due By Period

		1 Year or			More than
	Total	Less	2-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Long-Term Debt Obligations	$6,200	$—	$—	$6,200	$—
Operating Lease Obligations	5,397	1,104	1,782	1,644	867
Interest Payments on Long-Term Debt Obligations	1,535	307	614	614	—
Severance Commitments (Note 12)	208	208	—	—	—
Purchase Obligations	128	128	—	—	—

Total	$13,468	$1,747	$2,396	$8,458	$867

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company has contingency plans for 2004 if expected revenue targets are not achieved and/or the redemption of the convertible notes is required. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders’ ownership interest in Viewpoint. In the event the Company is unable to obtain adequate financing or profitable operations in future periods, operations will need to be scaled back or discontinued.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of December 31, 2003. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8.     Financial Statements and Supplementary Data

      1. Index to Financial Statements

      The following financial statements are filed as part of this Report:

      2. Index to Financial Statement Schedule

Page

Schedule
Schedule II — Valuation and Qualifying Accounts	75

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Viewpoint Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 2 and 6 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

March 17, 2004

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$8,530	$10,678
Marketable securities	958	890
Accounts receivable, net of reserve of $1,611 and $1,557, respectively	650	2,925
Related party accounts receivable	914	838
Notes receivable, net	—	750
Prepaid expenses	694	599

Total current assets	11,746	16,680
Restricted cash	388	987
Property and equipment, net	1,859	3,591
Goodwill, net	31,276	31,276
Intangible assets, net	186	165
Other assets, net	288	653

Total assets	$45,743	$53,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,177	$2,962
Accrued expenses	1,094	388
Due to related parties, net	—	2,920
Deferred revenues	423	334
Related party deferred revenues	4,952	249
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	8,422	7,629
Deferred rent	400	371
Related party deferred revenue	4,706	—
Convertible notes	2,837	6,712
Warrants to purchase common stock	110	288
Subordinated notes	1,801	—

Total liabilities	18,276	15,000
Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized — no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.001 par value; 75,000 shares authorized — 49,965 shares issued and 49,805 shares outstanding at December 31, 2003, and 41,179 shares issued and 41,019 shares outstanding at December 31, 2002	50	41
Paid-in capital	274,351	267,569
Deferred compensation	(275)	(4,130)
Treasury stock at cost; 160 at December 31, 2003 and 2002	(1,015)	(1,015)
Accumulated other comprehensive income (loss)	(65)	(36)
Accumulated deficit	(245,579)	(224,077)

Total stockholders’ equity	27,467	38,352

Total liabilities and stockholders’ equity	$45,743	$53,352

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Revenues:
Licenses	$2,283	$5,039	$8,148
Related party licenses	1,729	7,554	1,533
Services	4,291	3,302	3,500
Related party services	5,226	2,244	827

Total revenues	13,529	18,139	14,008

Cost of revenues:
Licenses	97	353	309
Services	5,776	3,587	3,283

Total cost of revenues	5,873	3,940	3,592

Gross profit	7,656	14,199	10,416

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $523 in 2003, $3,187 in 2002, and $2,335 in 2001)	8,723	16,682	17,521
Research and development (including non-cash stock-based compensation charges totaling $832 in 2003, $712 in 2002, and $2,920 in 2001)	4,209	4,348	9,846
General and administrative (including non-cash stock-based compensation charges totaling $1,352 in 2003, $1,523 in 2002, and $1,918 in 2001)	11,549	10,334	10,423
Depreciation	1,543	1,962	1,804
Amortization of intangible assets	10	664	3,325
Restructuring charges	2,023	—	—
Amortization of goodwill	—	—	14,128
Impairment of goodwill and other intangible assets	—	6,275	7,925

Total operating expenses	28,057	40,265	64,972

Loss from operations	(20,401)	(26,066)	(54,556)

Other income (expense), net
Interest and other income; net	254	153	1,064
Interest expense	(958)	—	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	1,209	—	—
Loss on early extinguishment of debt	(1,682)	—	—

Total other income (expense)	(1,177)	153	1,064
Loss before provision for income taxes	(21,578)	(25,913)	(53,492)
Provision for income taxes	81	107	—

Net loss from continuing operations	(21,659)	(26,020)	(53,492)
Adjustment to net loss on disposal of discontinued operations, net of tax	157	127	1,122

Net loss applicable to common stockholders	$(21,502)	$(25,893)	$(52,370)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.47)	$(0.64)	$(1.37)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.03

Net loss per common share	$(0.47)	$(0.64)	$(1.34)

Weighted average number of shares outstanding — basic and diluted	45,280	40,759	39,077

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

	Series A
	Preferred Stock		Common Stock				Treasury Stock
					Paid-in	Deferred
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount

	(In thousands)
Balances at December 31, 2000	—	$—	37,964	$38	$264,698	$(22,595)	—	$—

Issuance of common stock upon the exercise of stock options	—	—	1,656	2	2,447	—	—	—
Issuance/ cancellation of common stock option awards	—	—	—	—	(4,975)	4,975	—	—
Amortization of deferred compensation	—	—	—	—	—	6,341	—	—
Issuance of common stock options for services	—	—	—	—	832	—	—	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	—	—	1	—	—	—
Issuance of warrants to purchase shares of common stock	—	—	—	—	154	—	—	—
Receipt of common stock upon default of notes receivable	—	—	—	—	—	—	(160)	(1,015)
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2001	—	—	39,620	40	263,157	(11,279)	(160)	(1,015)

Issuance of common stock upon the exercise of stock options	—	—	650	—	1,387	—	—	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	909	1	4,752	—	—	—
Issuance/ cancellation of common stock option awards	—	—	—	—	(2,010)	2,010	—	—
Amortization of deferred compensation	—	—	—	—	—	5,139	—	—
Issuance of common stock options for services	—	—	—	—	283	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2002	—	—	41,179	41	267,569	(4,130)	(160)	(1,015)

Issuance of common stock upon the exercise of stock options	—	—	13	—	10	—	—	—
Issuance of common stock	—	—	3,125	3	2,497	—	—	—
Issuance of common stock to CA in repayment of promissory note	—	—	682	1	2,728	—
Issuance of common stock option awards	—	—	—	—	14	(14)	—	—
Issuance/ cancellation of common stock option awards	—	—	—	—	(1,162)	1,162	—	—
Amortization of deferred compensation	—	—	—	—	—	2,707	—	—
Issuance of convertible debt	—	—	1,351	1	892
Issuance of subordinated notes	—	—	3,615	4	1,803	—	—	—
Translation adjustment	—	—	—	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balances at December 31, 2003	—	$—	49,965	$50	$274,351	$(275)	(160)	$(1,015)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other
	Comprehensive		Total
	Income	Accumulated	Stockholders’	Comprehensive
	(Loss)	Deficit	Equity	Loss

	(In thousands)
Balances at December 31, 2000	$12	$(145,814)	$96,339	$(55,738)

Issuance of common stock upon the exercise of stock options	—	—	2,449	—
Issuance/ cancellation of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	6,341	—
Issuance of common stock options for services	—	—	832	—
Conversion of accrued compensation to equity upon exercise of certain options	—	—	1	—
Issuance of warrants to purchase shares of common stock	—	—	154	—
Receipt of common stock upon default of notes receivable	—	—	(1,015)	—
Translation adjustment	(27)	—	(27)	(27)
Unrealized gain on marketable securities	33	—	33	33
Net loss	—	(52,370)	(52,370)	(52,370)

Balances at December 31, 2001	18	(198,184)	52,737	(52,364)

Issuance of common stock upon the exercise of stock options	—	—	1,387	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	4,753	—
Issuance/ cancellation of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	5,139	—
Issuance of common stock options for services	—	—	283	—
Translation adjustment	(9)	—	(9)	(9)
Unrealized gain on marketable securities	(45)	—	(45)	(45)
Net loss	—	(25,893)	(25,893)	(25,893)

Balances at December 31, 2002	(36)	(224,077)	38,352	(25,947)

Issuance of common stock upon the exercise of stock options	—	—	10	—
Issuance of common stock	—	—	2,500	—
Issuance of common stock to CA in repayment of promissory note			2,729	—
Issuance of common stock option awards	—	—	—	—
Issuance/ cancellation of common stock option awards	—	—	—	—
Amortization of deferred compensation	—	—	2,707	—
Issuance of convertible debt			893
Issuance of subordinated notes	—	—	1,807	—
Translation adjustment	(27)	—	(27)	(27)
Unrealized gain on marketable securities	(2)	—	(2)	(2)
Net loss	—	(21,502)	(21,502)	(21,502)

Balances at December 31, 2003	$(65)	$(245,579)	$27,467	$(21,531)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(21,502)	$(25,893)	$(52,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to net loss on disposal of discontinued operations	—	(127)	(1,122)
Non-cash stock-based compensation charges	2,707	5,422	7,173
Other income from issuance of common stock to Computer Associates in settlement of a promissory note	(200)	—	—
Restructuring charges	2,023	—	—
Impairment of goodwill and other intangible assets	—	6,275	7,925
Depreciation and amortization	1,554	2,626	19,257
Provision for bad debt	1,160	741	544
Accrued interest income	—	(17)	(20)
Loss on sale and disposal of equipment	226	45	12
Loss on sale of marketable securities	—	6	—
Forgiveness, reserve and recovery of notes receivables	750	612	(665)
Non-monetary sale of software for marketable securities	—	—	(165)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(1,209)
Loss on early extinguishment of debt	1,682
Amortization of debt discount and issuance costs	458
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,115	(700)	(1,449)
Related party accounts receivable	(76)	292	(887)
Prepaid expenses	(359)	227	917
Accounts payable	(1,008)	1,186	(2,038)
Accrued expenses	(927)	(545)	443
Due to/from related parties	8	(19)	323
Deferred revenues	89	(40)	(101)
Related party deferred revenues	9,409	(284)	526
Net cash provided by (used in) discontinued operations	—	153	6,488

Net cash used in operating activities	(4,100)	(10,040)	(15,209)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,025	9,634	31,885
Purchases of marketable securities	(2,093)	(3,507)	(23,042)
Net (increase)/decrease in restricted cash	566	(3)	(291)
Purchases of property and equipment	(461)	(936)	(872)
Sale of property and equipment	7	—	16
Purchases of patents and trademarks	(31)	(49)	(120)
Repayment of notes receivable from related parties	—	—	520

Net cash provided by investing activities	13	5,139	8,096

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,500	—	—
Proceeds from issuance of convertible notes, net of issuance costs paid of $160	—	6,552	—
Proceeds from issuance of subordinated notes and common stock, net of issuance costs paid of $194	3,306	—	—
Repayment of convertible notes	(3,300)	—	—
Proceeds from issuance of warrants to purchase common stock	—	288	—
Payment of issuance costs on convertible notes	(583)	—	—
Restricted cash in escrow for interest on convertible notes	33	(693)	—
Proceeds from exercise of stock options	10	1,387	2,449
Issuance of loans to officers	—	—	(575)

Net cash provided by financing activities	1,966	7,534	1,874
Effect of exchange rates changes on cash	(27)	(9)	(27)

Net increase (decrease) in cash and cash equivalents	(2,148)	2,624	(5,266)
Cash and cash equivalents at beginning of year	10,678	8,054	13,320

Cash and cash equivalents at end of year	$8,530	$10,678	$8,054

Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$139	$152	$78
Cash paid during the year for interest	316	—	—
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on marketable securities	$2	$(45)	$33
Closing costs for convertible notes accrued and not yet paid	—	462	—
Issuance of warrants to purchase shares of common stock	—	—	154
Receipt of treasury stock as forgiveness of notes receivable	—	—	1,015
Contingent consideration not yet issued in connection with the acquisition of Viewpoint Digital	—	2,928	4,753
Issuance of common stock in settlement of promissory note	2,728	—	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	1,000	—	—
Non-monetary purchase of marketable securities	—	—	165
Rent credit received related to lease-hold improvements	34	—	—
Accounts receivable, net, acquired in connection with acquisition of Viewpoint Digital	—	—	203
Conversion of accrued compensation to equity upon exercise of certain options	—	—	1

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Organization

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading provider of interactive media technologies and services. Its graphics operating platform, the Viewpoint Media Player, has been licensed by Fortune 500 companies and others for use in online, offline and embedded applications serving a wide variety of needs, including: marketing campaigns, rich media online advertising, product presentations, and business process visualizations.

      On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link”.

      Viewpoint also offers an online advertising campaign management and deployment product known as “Creative Innovator”. Creative Innovator permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Creative Innovator enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime”, an extension of Creative Innovator that permits users to manage and deploy online video advertising campaigns.

      Until December 1999, the Company was primarily engaged in the development, marketing, and sales of pre-packaged software graphics products. Its principal products were computer graphics “painting” tools and photo imaging software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet. In June 1999, the Company formed Metastream Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its pre-packaged software business. The Company discontinued these operations in April 2000 and Metastream merged with and into the Company in November 2000.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Viewpoint and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to the prior years consolidated financial statements to conform to the 2003 presentation.

Liquidity

      The Company had cash, cash equivalents and marketable securities of $9,488,000 at December 31, 2003. During the year ended December 31, 2003, net cash used in operations amounted to $4,100,000. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of December 31, 2003, had

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an accumulated deficit of $245,579,000. There can be no assurance that Viewpoint will achieve or sustain cash flows from operations or profitability.

      The Company believes that its current cash, cash equivalents, and marketable securities balances, and cash obtained through a private equity financing of $3,675,000 received in March 2004 (see Note 20), will be sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months.

      Holders of the Company’s convertible notes (see Note 9 for specific terms and conditions) which were issued on March 25, 2003, may redeem notes on or after June 30, 2004 if the Company’s common stock trades below the conversion price for 25 consecutive trading days, subject to the terms and conditions of the notes described in Note 9.

      The Company has contingency plans for 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund our operations and pursue our growth.

      The Company currently has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing obtained may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the common stock and may dilute the current shareholders’ ownership interest in Viewpoint. In the event the Company is unable to obtain adequate financing or profitable operations in future periods, operations will need to be scaled back or discontinued.

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

      The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments principally to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company’s portfolio is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s marketable securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments.

Restricted Cash

      The convertible notes agreement entered into on December 31, 2002, required the Company to set up an interest escrow account containing the total interest to be paid for the first two years the notes are outstanding.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance in the interest escrow account as of December 31, 2003 and 2002 was $135,000 and $693,000, respectively.

      Included in restricted cash at December 31, 2003 and 2002 was $253,000 and $294,000, respectively, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company’s New York facility.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company completed the adoption of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of the reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see note 6).

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

Software Developed for Internal Use

      In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. The Company’s capitalization policies are also in accordance with EITF 00-02, “Accounting for Web Site Development Costs.”

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Company wrote off the remaining $226,000 of internally developed software that had been previously capitalized. The Company re-evaluated its estimate of the software’s utility and concluded that the write-off of the remaining balance was appropriate.

Stock-Based Compensation

      The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.80%	3.80%	4.60%
Dividend yield	—	—	—
Volatility factor	1.00	1.00	1.00
Weighted average expected life in years	4.5	4.5	4.5

      The following summarizes the weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001:

	Options Outstanding

	2003	2002	2001

Exercise price equal to fair value	$0.77	$5.10	$5.10
Exercise price greater than fair value	—	—	4.30
Exercise price less than fair value	0.77	—	3.30

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the Company’s options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	December 31,

	2003	2002	2001

Net Loss	$(21,502)	$(25,893)	$(52,370)
Add: Stock-based employee expense included in reported net loss, net of related tax effects	2,707	5,139	6,340
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,471)	(11,037)	(12,624)

	(24,266)	(31,791)	(58,654)
Basic and diluted net loss per share — as reported	$(0.47)	$(0.64)	$(1.34)
Basic and diluted net loss per share — pro forma	$(0.54)	$(0.78)	$(1.50)
Weighted average number of shares outstanding — basic and diluted	45,280	40,759	39,077

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

      On April 14, 2003, the Company granted 2,300,000 non-statutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive. In accordance with FIN 44, no compensation charge has been recorded through December 31, 2003 since the Company believes that this executive will not derive any benefit from the acceleration. If the executive’s employment ends during the original vesting period then the modification to accelerate vesting would be determined to be beneficial to the executive and a non-cash compensation charge of up to $360,000 would be charged to operations.

      In November 2003, the Company modified the terms of six stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company may record a non-cash stock-based compensation charge based upon the difference between the closing price the day of the modification and the closing price on the date of the grant for any of the 1,250,000 options modified. The weighted average grant price for these options is $0.76. Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any executive ceases employment during the original vesting period then the modification to accelerate will be determined to be beneficial, resulting in a non-cash compensation charge of up to $75,000.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

      Viewpoint has generated revenues through two sources: (a) software licenses and (b) services. License revenues are generated from licensing the rights to use our products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license our products.

      License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell our technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer’s contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

      Fees from licenses sold together with fee-based professional services are generally recognized upon delivery of the software, provided that the payment of the license fees are not dependent upon the performance of the services, and the services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or payment of the license fees are dependent upon the performance of the services, both the software license and service fees are recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method is used for those arrangements in which reasonably dependable estimates are available.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately. The Company accounts for multiple element arrangements which involve only fee-based professional services in accordance with EITF 00-21.

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

Concentration of Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2003, and periodically from 2002 through 2003, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

      Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7,710,000, 6,346,000, and 8,601,000 for the years ended December 31, 2003, 2002, and 2001, respectively, are excluded from the computation of diluted net loss per common share because their effect was antidilutive.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 include the effect of 744,740 shares of common stock issued to Computer Associates on June 24, 2002, as if the shares were issued and outstanding on June 8, 2001.

      In March 2004, the Company sold 1,500,000 shares of common stock, in a private placement to an institutional investor, for $3,675,000 or $2.45 per share. The institutional investor was one of the holders of the Company’s convertible notes. Prior to the closing of the private placement the institutional investor converted $926,000 of outstanding notes with Company common stock.

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

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements.” FIN 46 clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. It requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. It also requires certain disclosures by the primary beneficiary of a variable interest entity and by an enterprise that holds significant variable interests in a variable interest entity where the enterprise is not the primary beneficiary. FIN 46 is effective for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and effective for the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 requires an entity to disclose certain information regarding a variable interest entity, if, when FIN 46 becomes effective, it is reasonably possible that an enterprise will consolidate or have to disclose information about that variable interest entity, regardless of the date on which the variable entity interest was created. In December 2003, the FASB published a revision to FIN 46 (“FIN 46R”) to clarify certain provisions of FIN 46. FIN 46R is effective for the Company’s first quarter of fiscal 2004. FIN 46 and FIN 46R will not have a material affect on the Company’s consolidated financial statements.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of SAB 104 did not have a significant impact on the financial results of the Company.

3.     Cash, Cash Equivalents and Marketable Securities

      The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2003, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity

Type of security:
Cash	$314	$—	$—	$314
Money Market Funds	6,718	—	—	6,718	2004
Corporate Bonds and Notes	1,400	—	—	1,400	2004
Equity Securities	100	—	(2)	98
U.S. Government Agencies	958	—	—	958	2004

	$9,490	$—	$(2)	$9,488

Classification in Balance Sheet:
Cash and Cash Equivalents	$8,532	$—	$(2)	$8,530
Marketable Securities	958	—	—	958

	$9,490	$—	$(2)	$9,488

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2002, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity

Type of security:
Cash	$7,292	$—	$—	$7,292
Money Market Funds	1,485	—	—	1,485	2003
U.S. Government Agencies	2,790	1	—	2,791	2003

	$11,567	$1	$—	$11,568

Classification in Balance Sheet:
Cash and Cash Equivalents	$10,678	$—	$—	$10,678
Marketable Securities	889	1	—	890

	$11,567	$1	$—	$11,568

4.     Discontinued Operations

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations. During the years ended December 31, 2003, 2002 and 2001 the Company recorded adjustments to net loss on disposal of discontinued operations, net of tax, of $157,000, $127,000 and $1,122,000, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

5.     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2003	2002

Computer equipment and software	$4,627	$4,763
Office furniture and equipment	1,453	1,754
Leasehold improvements	1,515	1,580
Other	170	170

	7,765	8,267
Less accumulated depreciation and amortization	(5,906)	(4,676)

	$1,859	$3,591

      Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was approximately $1,543,000, $1,962,000, and $1,804,000, respectively.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Goodwill and Intangible Assets

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

      In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year periods is as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net loss:
Reported net loss applicable to common shareholders	$(21,502)	$(25,893)	$(52,370)
Goodwill amortization(1)	—	—	14,128

Adjusted net loss	$(21,502)	$(25,893)	$(38,242)

Basic and diluted net loss per share:
Reported net loss per share	$(0.47)	$(0.64)	$(1.34)
Goodwill amortization	—	—	0.36

Adjusted basic and diluted net loss per share	$(0.47)	$(0.64)	$(0.98)

(1)	Includes $1,060 of an assembled workforce for the year ended December 31, 2001.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill and intangible assets during the year ended December 31, 2003 are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2003	$31,276	$165	$31,441
Additions during period	—	31	31
Amortization	—	(10)	(10)

Balance as of December 31, 2003	$31,276	$186	$31,462

      The changes in the carrying amount of goodwill and intangible assets during the year ended December 31, 2002 are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of January 1, 2002	$33,042	$2,361	$35,403
Additions during period	2,928	49	2,977
Impairment Losses	(4,694)	(1,581)	(6,275)
Amortization	—	(664)	(664)

Balance as of December 31, 2002	$31,276	$165	$31,441

      As of December 31, 2003 and 2002, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Patents and Trademarks	$196	$(10)	$186	$168	$(3)	$165

Total Intangible Assets	$196	$(10)	$186	$168	$(3)	$165

      Aggregate amortization expense on intangible assets was approximately $10,000, $664,000, and $3,325,000, for the years ended December 31, 2003, 2002, and 2001, respectively. Amortization of intangible assets is estimated to be $5,000 a year for the next five years.

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

7.     Related Party Transactions

      During 2003, the Company recorded revenues totaling $6,955,000, related to agreements with AOL who had a representative on the Company’s Board of Directors until December 2003. As of December 31, 2003, the Company has $914,000 in accounts receivable and $9,658,000 in deferred revenues relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who has a representative on the Company’s Board of Directors.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10,000,000. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

      During 2002, the Company recorded revenues totaling $9,798,000, related to agreements, including reseller arrangements, with AOL, CA, and Adobe, all of whom had representatives on the Company’s Board of Directors. The $9,798,000 of revenues includes approximately $3,125,000 due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments, which would otherwise have occurred.

      On May 31, 2001, the Company loaned $200,000 to an officer of the Company, in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrued interest annually at 5.07% and was payable on May 31, 2005, was collateralized solely by the proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options. The loan was non-recourse to the officer, unless the Company terminated the officer for cause, in which case the loan would have become fully recourse to the officer. During 2002, the Company recorded a reserve of $212,000 against the loan as the value of the Company’s stock fell substantially below the exercise price of the options collateralizing the loan. The amount reserved represents the uncollectible portion of the loan and accrued interest as of December 31, 2002. The officer resigned effective December 31, 2002, requiring the loan to be repaid. The officer defaulted on the loan in January 2003, and the Company took possession of the collateral.

      On April 2, 2001, the Company loaned $375,000 to an officer of the Company in accordance with the contractual terms of the officer’s employment agreement. The loan, which accrued interest annually at 4.94% and is payable on April 2, 2005, is secured solely by the net, after tax proceeds from the sale of Company stock issuable upon exercise of the officer’s stock options. The loan is non-recourse to the officer, unless the Company terminates the officer for cause or the officer resigns without good reason, in which case the loan will become fully recourse to the officer. During 2002, the Company recorded a reserve of $400,000 against the unsecured portion of the loan and accrued interest as of November 2002 as the value of the Company’s stock fell below the exercise price of the options securing the loan. In September 2003, the officer was terminated, requiring the loan to be re-paid. The officer defaulted on the loan in October 2003, and the Company took possession of the collateral.

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

      During 2000, the Company loaned $1,500,000 to a former officer of the Company. The loan, which was non-interest bearing and was due on May 1, 2004, was collateralized by 200,000 shares of restricted Company stock, as well as options to purchase 790,000 shares of Company stock, was in default. The loan, which was originally due on May 1, 2004, became due 30 days after the officer ceased to be an employee of the Company which occurred on January 5, 2001. As of December 31, 2000, the Company recorded a reserve against the

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan in the amount of $750,000. In September 2003, the Company recorded a loss of $750,000 on the write-off of the remaining unreserved notes receivable after receiving an unfavorable legal decision in a legal action to recover the loan from the former officer.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants was an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it was assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5,535,000, $1,177,000, and $288,000, respectively, were determined by the Company using the following assumptions: a 20% discount on the Company’s common stock price at December 31, 2002, a credit spread of 20% over LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. The aggregate value of the convertible notes and conversion options of $6,712,000, and the warrants of $288,000 are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2002. Debt issuance costs, which amounted to $668,000, were recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.” The amortization of discount on the convertible notes and debt issue costs totaling $72,000 were accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the effective interest method.

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

      The Company charged the loss on early extinguishment of debt to operations as such loss did not qualify for classification as extraordinary based on the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, and APB 30

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

      Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first, second, and third tranche were determined on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $900,000 tranche of notes is $1.10. The conversion price of the second $900,000 tranche of notes is $1.00. The conversion price of the third $900,000 tranche of notes is $1.00.

      At the noteholders’ option, up to 20% of the net proceeds from any new capital raises by the Company may be used to redeem outstanding notes at par plus accrued interest. On November 12, 2003, the Company sold 3,125,000 shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2,500,000, or $0.80 per share. The noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $2,500,000 received by the Company within 10 days of the Company’s public announcement of the closing of the private placement (see note 20 for capital raised subsequent to the balance sheet date).

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

      The investors could have required the Company to sell to the investors additional 4.95% convertible notes having an aggregate principal amount of up to $2,800,000, and warrants to purchase up to 290,533 shares of Company common stock. This right expired on January 14, 2004.

      The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7,000,000 and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options of $2,361,000 and $339,000, respectively, were determined by the Company using the following assumptions: the Company’s Common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2,407,000 and $430,000, respectively are recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2003. Debt issuance costs, net of amortization, amounted to $66,000 and was recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21 at December 31, 2003.

      Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the change in the fair values of the original warrants of $178,000, and loss based on the change in the fair value of the new conversion options of $92,000, in the Company’s consolidated statements of operations for the year ended December 31, 2003. The amortization of discount on the new convertible notes and debt issue costs totaling $55,000 were accounted for using the interest method, in accordance with the provisions of APB Opinion No. 21.

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

      The $3,500,000 of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2,024,000. Debt issuance costs, which amounted to $194,000, were recorded as other assets in the Company’s consolidated balance sheets. The amortization of the discount on the subordinated notes and debt issue costs totaling $329,000 for the year ended December 31, 2003, were accounted for using the effective interest method.

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

      The consideration paid by the Company in connection with the exchange approximated $57,087,000, that consisted of the following:

•	The issuance of 5,520,000 shares of Company common stock valued at $10.25 per common share, which was the average market price of the Company’s common stock for the two trading days before and after August 10, 2000, for equity consideration of $56,580,000; and

•	Transaction costs of $507,000.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Amortization expense related to the acquisitions of minority interest totaled $10,723,000 for the year ended December 31, 2001. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of January 1, 2002.

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

      The amount due Computer Associates under the second contingent promissory note due April 30, 2002 was approximately $2,928,000 for which the Company recorded additional goodwill and due to related parties in its consolidated balance sheet. In December 2003, the Company issued 682,000 shares of common stock valued at $4.00 per share in full satisfaction of this promissory note. In connection with the satisfaction of this promissory note, the Company recorded $2,728,000 in additional paid in capital. The remaining $200,000

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability was forgiven in settlement of other claims in conjunction with this transaction and was recorded as other income.

      The purchase price, in excess of the value of tangible assets and liabilities assumed of $2,333,000, had been allocated as follows: $3,253,000 to a covenant not to compete, $3,180,000 to work force, $1,558,000 to technology, $1,203,000 to customer list, $963,000 to in-process research and development, $643,000 to trade name and $13,717,000 to goodwill. Goodwill and other intangibles, excluding in-process research and development were being amortized over their expected periods of benefit, which ranged from 1.5 to 4 years. Amortization expense of $6,730,000 was recorded for the year ended December 31, 2001. As required by SFAS No. 142, the Company discontinued amortizing the remaining balance of goodwill as of January 1, 2002. The operating results of Viewpoint Digital have been included in the accompanying consolidated financial statements from the date of acquisition.

11.	Employee Benefit Plans

401(k) Plan

      In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $82,000, $85,000, and $96,000 to the 401(k) Plan during the years ended December 31, 2003, 2002, and 2001, respectively.

Stock Option Plans

1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan

      The Company’s 1994 Incentive Stock Option, Non-Qualified Stock Option and Restricted Stock Purchase Plan (the “1994 Plan”) provided for the grant to employees of incentive stock options and nonstatutory stock options and for the sale of restricted common stock to employees and consultants of the Company, with vesting provisions ranging up to five years. Options granted under the 1994 Plan are exercisable for a period of ten years. As of December 31, 2003, there were no outstanding options to purchase shares of common stock under the 1994 Plan. At December 31, 2003, an aggregate of 17,000 shares of common stock were reserved for additional grants of options or awards of restricted stock under the 1994 Plan.

1995 Stock Plan

      The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, Metastream’s Option Plan was merged into the Company’s 1995 plan. As of December 31, 2003, options to purchase an aggregate of 6,613,000 shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 2003, an aggregate of 1,312,000 shares of common stock were reserved for future issuance under the 1995 Plan.

1995 Director Option Plan

      The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2003, 110,000 options were outstanding under the 1995 Director Plan. At

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, an aggregate of 10,000 shares of common stock were reserved for future issuance under the 1995 Director Plan.

1996 Nonstatutory Stock Option Plan

      The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2003, options to purchase an aggregate of 2,214,000 shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2003, an aggregate of 47,000 shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

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

Options Issued Outside the Option Plan

      During 2003, the Company issued 1,600,000 non-qualified stock options outside the Option Plan in connection with the hiring of executive management. Certain options were issued at the opening price of the Company’s common stock on the grant date, resulting in the options’ exercise price being less then the fair market value at the time of the grant. In accordance with APB 25 and FIN 44, compensation expense is recognized over the vesting period, based on the difference at the date of grant between the fair value of the Company’s stock and the exercise price.

      The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan, with the exception that they vest over two years.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options Issued Under Stock Option Plans

      The following summarizes activity in the Stock Option Plans for the years ended December 31, 2001, 2002 and 2003 (in thousands, except per share data):

		Options Outstanding

	Options		Weighted
	Available	Number	Average
	for	of	Exercise
	Grant	Shares	Price

Options outstanding at December 31, 2000	2,585	10,135	$3.17
Reduction in shares reserved under plans	(77)	—	—
Granted — exercise price equal to fair value	(2,887)	2,887	4.42
Granted — exercise price greater than fair value	(572)	572	6.07
Granted — exercise price less than fair value	(26)	26	2.83
Exercised	—	(1,657)	1.49
Canceled	1,566	(1,566)	4.18

Options outstanding at December 31, 2001	589	10,397	$3.79
Granted — exercise price equal to fair value	(1,677)	1,677	5.10
Exercised	—	(650)	2.12
Canceled	1,919	(1,919)	5.75

Options outstanding at December 31, 2002	831	9,505	$3.75
Granted — exercise price equal to fair value	(6,052)	6,052	0.79
Granted — plan not approved by security holders	—	1,600	0.73
Exercised	—	(13)	0.87
Canceled	6,607	(6,607)	3.35

Options outstanding at December 31, 2003	1,386	10,537	$1.84

      The following summarizes information about the Company’s stock options outstanding at December 31, 2003 (in thousands, except per share data and lives):

	Outstanding			Exercisable

			Weighted		Weighted
			Average		Average
		Average	Exercise		Exercise
Exercise Price Range	Shares	Life(a)	Price	Shares	Price

$0.46 — $0.74	2,649	7.44	$0.73	531	$0.74
$0.75 — $0.80	1,599	1.76	0.76	74	0.78
$0.81 — $0.82	2,244	9.88	0.82	1,000	0.82
$0.87 — $2.61	1,593	6.12	1.24	1,537	1.23
$3.00 — $5.09	1,564	6.45	4.41	1,173	4.50
$5.09 — $12.88	883	7.07	6.13	524	6.34
$25.13 — $25.13	5	2.00	25.13	5	25.13

Total	10,537	6.72	$1.84	4,844	$2.45

(a)	Average contractual remaining life in years.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection with the RTG acquisition in December 1996. At December 31, 2003 and 2002 accrued incentive compensation related to the options, which are fully vested totaled $545,000.

      The following summarizes options exercisable at December 31, 2003, 2002 and 2001 (in thousands):

	December 31,

	2003	2002	2001

Options exercisable	4,844	5,534	4,605

Deferred Compensation

      In connection with the grant and cancellation of stock options to certain employees and non-employee directors the Company reduced total deferred compensation by approximately $1,162,000, $2,010,000, and $4,975,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Non-cash stock-based compensation charges of $2,707,000, $5,139,000, and $6,341,000 were recognized during the years ended December 31, 2003, 2002, and 2001 respectively.

      In connection with the issuance of stock options to non-employees for services performed, the Company did not record a non-cash stock-based compensation charge during the year ended December 31, 2003 as the fair value of options issued were nominal. The Company recorded a non-cash stock-based compensation charge of $283,000 and $832,000 for the years ended December 31, 2002 and 2001, respectively. The non-cash stock-based compensation charge recorded for non-employees represents the fair value of options using a Black-Scholes option-pricing model with the following weighted average assumptions, varying with the specific details for each consultant agreement: risk-free interest rate of 1.19% contractual life of three months to one year, dividend yield of zero, and expected volatility of 100%.

12.	Restructuring and Impairment Charges

      In 2003, the Company implemented three restructuring plans. The first plan, implemented and completed in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1,211,000. This charge is recorded on the income statement as restructuring charges. The restructuring charges represent the present value of remaining lease commitments discounted by the Company’s credit adjusted risk free interest rate of 20% and reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $249,000 related to the fair value of the remaining lease commitment reduced by estimated sublease rental income. The Company believes that it may be necessary to adjust the estimate of sublease income in the future as the ability to sublease the property is contingent upon real estate and other market conditions in Utah.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring reserve activity for the first plan for the year ended December 31, 2003 is as follows (in thousands):

		Employee
		Severance and
		Termination	Asset	Miscellaneous	Restructuring
	Lease Costs	Benefits	Write-offs	Charges	Accrual

Restructuring and impairment charges	$459	$367	$361	$24	$1,211
Cash paid	(200)	(367)	—	(24)	(591)
Restructuring charge	249	—	—	—	249
Non-cash charges	—	—	(361)	—	(361)

Balance at December 31, 2003	$508	$—	$—	$—	$508

      The Company will make annual cash payments of $129,000 through 2010.

      The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $463,000 related to one-time severance arrangements. The charge is recorded on our income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $50,000 in settlement of an action filed by one of the terminated employees in addition to making a $2,000 decrease to the reserve related to a decreased estimate.

      The restructuring reserve activity for the second plan for the year ended December 31, 2003 is as follows (in thousands):

	Employee
	Severance and
	Termination	Restructuring
	Benefits	Accrual

Restructuring and impairment charges	$463	$463
Cash paid	(355)	(355)
Additional restructuring charges	50	50
Non-cash adjustments	(2)	(2)

Balance at December 31, 2003	$156	$156

      The accrued severance was paid out in the first quarter of 2004.

      The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring charge of $52,000 related to one-time severance arrangements. This severance payment was made in January 2004. As the lease relating to this office was up in February the Company did not incur a charge related to rent expense. The severance charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The restructuring reserve activity for the third plan for the year ended December 31, 2003 is as follows (in thousands):

	Employee
	Severance and
	Termination	Restructuring
	Benefits	Accrual

Restructuring and impairment charges	$52	$52
Cash paid	—	—

Balance at December 31, 2003	$52	$52

      The accrued severance was paid in the first quarter of 2004.

13.	Commitments and Contingencies

Commitments

      The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. In conjunction with the acquisition of Viewpoint Digital in 2000, the Company also leases office space in Salt Lake City, Utah and Los Angeles, California, with lease terms through April of 2010 and December of 2004, respectively.

      The Company also leases certain equipment and a vehicle for an executive of the Company with lease terms of up to three years. Rent expense for office space, equipment, and the executive’s vehicle totaled approximately $1,085,000, $1,299,000, and $2,202,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases for each twelve-month period subsequent to December 31, 2003 are as follows (in thousands):

2004	$1,104
2005	878
2006	904
2007	916
2008	729
Thereafter	866

$5,397

Legal Proceedings

      The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

14.	Concurrent Transactions

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	Income Taxes

      The components of the provision for income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	Years Ended
	December 31,

	2003	2002	2001

Current:
Federal	$—	$—	$—
State	79	45	—
Foreign	2	62	—

Total current	81	107	—
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	$—	$—	$—

      The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	Years Ended December 31,

	2003	2002	2001

Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal income tax benefit	(6.13)	(4.44)	(3.17)
Other	1.38	0.94	(2.44)
Amortization and impairment of goodwill and other intangibles	—	9.13	16.28
Non-cash sales and marketing charges	—	—	(12.09)
Change in valuation reserve	38.96	28.78	35.42
Minority interest	—	—	—

Effective income tax rate	0.21%	0.41%	—%

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Balance sheet reserves	$1,028	$987
Accrued expenses	4,557	510
Tax credit carryforwards	3,413	3,412
Net operating loss carryforwards	72,324	68,243

	81,322	73,152
Valuation allowance	(78,991)	(70,643)

Net deferred tax assets	2,331	2,509
Net deferred tax liabilities	(2,331)	(2,509)

Net deferred taxes	$—	$—

      The valuation allowance for deferred taxes increased by approximately $8,348,000 and $10,050,000 during 2003 and 2002, respectively, providing a full valuation allowance against the Company’s net deferred tax assets. The Company’s net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management’s assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term-based on actual operating results and revised financial statement projections.

      At December 31, 2003, the Company has net operating loss and tax credit carryforwards of approximately $175,516,000 and $1,838,000, respectively, for federal income tax purposes, which begin to expire in 2011. The Company’s federal net operating loss carryforward relates to the Company’s acquisitions of RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company’s state net operating loss carryforward primarily relates to the net losses incurred by the Company.

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

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Comprehensive Loss

      Total comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net loss	$(21,502)	$(25,893)	$(52,370)
Foreign currency translation adjustment	(27)	(9)	(27)
Unrealized gain (loss) on marketable securities	(2)	(45)	33

Comprehensive loss	$(21,531)	$(25,947)	$(52,364)

17.	Segment Information and Enterprise-Wide Disclosures

      During the year ended December 31, 2003, the Company began to manage and analyze the business in two segments. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the company’s sales employees and indirectly through VAR’s, for which the Company pays a commission. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are generally sold directly by the company’s sales team and occasionally by VAR’s. Services revenues are generally earned by the delivery of product created or provided by company employees or third parties that the Company has contracted to perform services under the guidance of the Company.

	Years Ended December 31,

	2003	2002	2001

Revenues:
Licenses	$2,283	$5,039	$8,305
Related party licenses	1,729	7,554	1,376
Services	4,291	3,302	3,500
Related party services	5,226	2,244	827

Total revenues	13,529	18,139	14,008

Cost of Revenues:
Licenses	97	353	309
Services	5,776	3,587	3,283

Total cost of revenues	5,873	3,940	3,592

Gross profit	7,656	14,199	10,416

Licenses	3,915	12,240	9,372
Services	3,741	1,959	1,044

Total gross profit	$7,656	$14,199	$10,416

Gross profit margin Licenses	98%	97%	97%
Services	39	35	24

Total gross profit	57%	78%	74%

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not currently evaluate the performance of its segments beyond gross profit. The Company does not allocate research and development, sales and marketing or general and

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

administrative costs, specifically, to either segment as it does not use that information to make key operating decisions and does not believe that allocating these expenses is significant in evaluating performance.

18.	Major Customers

      Customers whose revenues represent greater than 10 percent of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2003, 2002, and 2001 are as follows:

	Years Ended December 31,

	2003	2002	2001

Customer A	51%	51%	11%
Customer B	0%	0%	0%

      Customers whose accounts receivable represent greater than 10 percent of the Company’s consolidated net accounts receivable from continuing operations at December 31, 2003 and 2002 are as follows:

	Years Ended
	December 31,

	2003	2002

Customer A	51%	17%
Customer B	0%	16%

19.	Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial information for the years 2003 and 2002 are as follows (in thousands, except per share amounts):

	Quarter Ended

	March 31	June 30	September 30	December 31

Fiscal year 2003:
Total revenues	$4,025	$4,474	$2,518	$2,512
Gross profit	2,802	2,074	1,078	1,702
Net loss from continuing operations	(6,198)	(4,904)	(5,951)	(3,348)
Adjustment to net loss on disposal of discontinued operations	90	26	41	—
Net loss	(6,506)	(6,284)	(5,518)	(3,194)
Basic and diluted net loss per share	(0.16)	(0.14)	(0.12)	(0.07)
Fiscal year 2002:
Total revenues	$4,858	$5,304	$5,326	$2,651
Gross profit	3,841	4,254	4,195	1,909
Net loss from continuing operations	(10,984)	(3,685)	(4,009)	(7,342)
Adjustment to net loss on disposal of discontinued operations	—	93	9	25
Net loss	(10,984)	(3,592)	(4,000)	(7,317)
Basic and diluted net loss per share	(0.27)	(0.09)	(0.10)	(0.18)

20.	Subsequent Events

      In March 2004, the Company sold 1,500,000 shares of common stock, in a private placement to an institutional investor, for $3,675,000 or $2.45 per share. The institutional investor was one of the holders of the Company’s convertible notes. Prior to the closing of the private placement the institutional investor converted $926,000 of outstanding notes with Company common stock.

VIEWPOINT CORPORATION

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

	Balance at	Charged to			Balance at
	Beginning	Costs and	Charged to		End of
Description	of Period	Expenses	Other	Deductions	Period

	(In thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2003	$1,557	$1,187	$13	$1,146	$1,611
Year Ended December 31, 2002	986	858	3	290	1,557
Year Ended December 31, 2001	796	544	126 (1)	480	986
Allowance for Notes Receivable:
Year Ended December 31, 2003	$1,362	$—	$—	$1,362	$—
Year Ended December 31, 2002	750	612	—	—	1,362
Year Ended December 31, 2001	2,192	(665)	—	777	750
Allowance for Discontinued Operations:
Year Ended December 31, 2003	$—	$—	$—	$—	$—
Year Ended December 31, 2002	595	—	—	595	—
Year Ended December 31, 2001	2,416	—	—	1,821	595
Valuation for Deferred Tax Assets:
Year Ended December 31, 2003	$70,643	$10,679	$—	$—	$81,322
Year Ended December 31, 2002	60,593	10,050	—	—	70,643
Year Ended December 31, 2001	42,044	18,549	—	—	60,593

(1)	Reserves established in connection with the acquisition of Viewpoint Digital, Inc. (“Viewpoint Digital”).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

      There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business — Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2004 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Audit Committee Financial Expert

      The Company has determined that Dennis R. Raney, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

      The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers, and all employees of the Company. Viewpoint’s Code of Business Conduct and Ethics is available on the Company’s web site at www.viewpoint.com under the “Investor Relations” tab. The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct and Ethics applicable to any employees.

Item 11.	Executive Compensation

      Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a)     The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

3. Exhibits.

      Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Stock Purchase Agreement between the Registrant and Real Time Geometry Corp. dated December 23, 1996 (Incorporated by reference from Exhibits 2.2, 10.22, 10.23, 10.24 and 10.25 to the Registrant’s Current Report on Form 8-K, filed on January 15, 1997 (File No. 000-27168)
2.2	Stock Purchase Agreement, dated as of August 23, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

      Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, filed on March 30, 1996 (File No. 000-27168))
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 2.3 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
3.3	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))

      Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/ A, filed on October 29, 1999 (File No. 000-27168))
4.3	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/ A, filed on December 5, 2000 (File No. 000-27168))

      Exhibit No. 10: Material Contracts

10.1	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.2	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.3	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))

10.4	Employment Agreement between the Registrant and Robert E. Rice dated December 17, 2001 (incorporated by reference from Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 28, 2002 (File No. 000-27168))
10.5	Employment Agreement Amendment between the Registrant and Robert E. Rice, dated July 1, 2003 (incorporated by reference From Exhibit 10.3 to Form 10-Q filed by the Registrant on November 14, 2003)
10.6	Employment Agreement between the Registrant and Jay S. Amato, dated August 7, 2003 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed by the Registrant on November 14, 2003)
10.7	Employment Agreement between the Registrant and William H. Mitchell dated July 18, 2003 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by Registrant on November 14, 2003)
10.8	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.9	Exchange Agreement, dated as of August 10, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Annex A to the Registrant’s Proxy Statement filed on October 31, 2000 (File No. 000-27168))
10.10	Securities Purchase Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003)
10.11	Form of Replacement 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003)
10.12	Form of Subsequent/ Additional 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003)
10.13	Form of Initial Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003)
10.14	Form of Subsequent/ Additional Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003)
10.15	Registration Rights Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003)
10.16	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003)
10.17	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003)
10.18	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003)
10.19	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003)
10.20	Form of Redemption Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003)

10.21	Stock Purchase Agreement, dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 13, 2003)
10.22	Registration Rights Agreement dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-k filed by Registrant on November 13, 2003)

      Exhibit No. 21: Subsidiaries of the Registrant

21.1	Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

      Exhibit No. 23: Consents of Independent Accountants and Counsel

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

      Exhibit No. 24: Power of Attorney

24.1	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)

      Additional Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      On November 12, 2003, the Company filed a report on Form 8-K to furnish the Company’s press release regarding its results of operations for its fiscal third quarter ended September 30, 2003.

      On November 13, 2003, the Company filed a report on Form 8-K to report the closing of a sale by private placement of 3,125,000 shares of the Company’s common stock to Federal Partners, L.P.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 2004.

VIEWPOINT CORPORATION

By:	/s/ JAY S. AMATO

Jay S. Amato
President and Chief Executive Officer

Dated: March 30, 2004

POWER OF ATTORNEY

      KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William H. Mitchell and Brian J. O’Donoghue, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

By:	/s/ JAY S. AMATO Jay S. Amato Director, President and Chief Executive Officer (Principal Executive Officer)	Dated: March 30, 2004

By:	/s/ WILLIAM H. MITCHELL William H. Mitchell Chief Financial Officer (Principal Financial Officer)	Dated: March 30, 2004

By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Vice President and Controller (Principal Accounting Officer)	Dated: March 30, 2004

By:	/s/ THOMAS BENNETT Thomas Bennett Director	Dated: March 30, 2004

By:	/s/ STEPHEN DUFF Stephen Duff Director	Dated: March 30, 2004

By:	/s/ SAMUEL H. JONES, JR. Samuel H. Jones, Jr. Director	Dated: March 30, 2004

By:	/s/ JAMES CRABBE James Crabbe Director	Dated: March 30, 2004

By:	/s/ DENNIS R. RANEY Dennis R. Raney Director	Dated: March 30, 2004

By:	/s/ ROBERT E. RICE Robert E. Rice Director	Dated: March 30, 2004