Form 10-K/A
period 2003-12-31
VIEWPOINT CORP
filed 2004-04-29
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)     Yes ☐          No ☑

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003	$54,263,000
Number of shares of common stock outstanding as of April 27, 2004	52,348,298

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/ A is being filed by Viewpoint Corporation (the “Company”) as an amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to amend and restate in its entirety Part III, Items 11-14. The reference on the cover page of the originally filed Report to the incorporation by reference of the registrant’s Proxy Statement relating to its annual meeting of stockholders to be held in 2004 is also deleted. Except as otherwise stated herein, no other information contained in the original Report has been updated by this Amendment No. 1.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The following table sets forth information about our directors and executive officers:

Name	Age	Position

Jerry S. Amato	44	President, Chief Executive Officer
Tommy Bennett	48	Director
James Crabbe	58	Director
Stephen Duff	40	Director
Samuel H. Jones	70	Director
Dennis Raney	61	Director
Robert E. Rice	49	Executive Chairman of the Board
William H. Mitchell	46	Chief Financial Officer
Brian O’Donoghue	40	Senior Vice President — General Counsel

      There is no family relationship among any directors or executive officers of the Company.

Directors of the Company

      Jerry S. Amato has been a Director of the Company and its Chief Executive Officer since August 2003. From July 1995 through September 1998, Mr. Amato served as President and Chief Operating Officer of Vanstar Corporation, a leading provider of services and products designed to build, manage and enhance personal computer network infrastructures with 1998 revenues exceeding $2.8 billion. From September 1998 until joining the Company in August 2003, Mr. Amato served as a principal of the Flatiron Group in New York, a business strategy and planning advisory service. In March 1998, Mr. Amato led the formation of Technology Access Action Coalition/ ACT, a Washington-based organization promoting innovation and growth in the technology sector, and served as its Chairman until November 1999.

      Thomas Bennett has been a Director of the Company since November 2000. He has been with Computer Associates International, Inc. since 1988 and has been serving as its Senior Vice President of Business Development since April 1997. On February 8, 2000, he became a director of Metastream Corporation, a subsidiary of the Company, from Metastream’s formation in June 1999 until its merger with the Company in November 2000.

      James E. Crabbe became a Director of the Company in March 2003. Mr. Crabbe served as President of the Crabbe Huson Group, Inc., a registered investment advisor, from 1980 until the time of its sale to Liberty Financial Services, Inc. in 1998. Crabbe Huson had over $5.5 billion in assets under management at the time of its sale to Liberty Financial. Mr. Crabbe remained an employee of Liberty until 2000. Mr. Crabbe is currently chairman of the board of directors of VendingData Corporation, a company in the business of designing and manufacturing machines used in the gambling industry.

      Stephen M. Duff became a Director of the Company in May 2003. Mr. Duff is the Chief Investment Officer of The Clark Estates, Inc. Prior to joining The Clark Estates in 1995, Mr. Duff was a Vice President of The Portfolio Group, a subsidiary of the Chemical Banking Corporation. Mr. Duff is a 1985 graduate of Stonehill College. Currently he serves on two other public company boards, The Casual Male Retail Group, Inc. and Easylink Services Corporation, Inc. Mr. Duff also serves on the Board of the Clara Welch Thanksgiving Home, Inc., a non-profit elderly care facility in Cooperstown, New York.

      Samuel H. Jones, Jr. has been a Director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991. Mr. Jones founded S-J Transportation Company, an industrial waste transportation company, in 1971 and served as its President until 2002. Mr. Jones is a director of Fulton Financial Corp.

      Dennis R. Raney joined Viewpoint’s Board of Directors in February 2004. Mr. Raney served as Chief Financial Officer at eOne Global from 2001 to 2003. Prior to that position, he was Executive Vice President and Chief Financial Officer at Novell Incorporated from 1998 to 2001. He began his career at Hewlett-Packard in 1970 where he rose through the ranks to become Chief Financial Officer for Intercontinental

Operations and then European Operations, based in various locations including Singapore and Geneva. Following Hewlett-Packard, he was Chief Financial Officer for Bristol-Myers Squibb’s Pharmaceutical Group then served as CFO for General Magic, California Microwave and QAD Incorporated before joining Novell.

      Robert E. Rice has been a Director of the Company since April 2000 and served as President and Chief Executive Officer from April 2000 until August 2003. Mr. Rice currently serves as Executive Chairman of the Board of Directors and, in this capacity, is an executive officer of Viewpoint. Mr. Rice joined the Company in 1997 upon the Company’s acquisition of Real Time Geometry, a company Mr. Rice co-founded in 1995. Mr. Rice served as Vice President of Strategic Affairs at the Company from 1997 until September 1999. He was the President and director of Metastream Corporation, a subsidiary of the Company, from its formation in June 1999 until its merger with and into the Company in November 2000. Before founding Real Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues.

Executive Officers of the Company

      William H. Mitchell has served as Chief Financial Officer of the Company since August 2003. From July 2002 to August 2003, Mr. Mitchell served as Chief Financial Officer of MaxWorldwide, Inc., an Internet-based provider of marketing solutions for advertisers and web publishers. From January 2001 to July 2002, Mr. Mitchell served as Chief Financial Officer for Tally Systems, Inc., a software development company. He served as Executive Vice President and Chief Financial Officer of Bigfoot Interactive, an Internet advertising company, from July 1999 to January 2001, and as Chief Operating Officer of Bigfoot International from October 1998 to July 1999. Mr. Mitchell graduated with an A.B. from Dartmouth College, MS and MS/ M.B.A. degrees from Northeastern University and obtained his certified public accountant license in 1982.

      Brian J. O’Donoghue serves as Senior Vice President and General Counsel of the Company. Mr. O’Donoghue was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in corporate and litigation matters from 1995 until joining the Company as General Counsel in May 2000. Mr. O’Donoghue received his Juris Doctorate from Fordham University School of Law in 1995.

Audit Committee and Audit Committee Financial Expert

      The Company has an audit committee established by and amongst its board of directors for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee is comprised of Mr. Raney, serving as chairman, Mr. Crabbe, and Mr. Jones. The Board of Directors has determined that Mr. Raney qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers, and persons who own more than ten percent of a registered class of the Company’s securities, to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2003, its officers, directors and greater-than ten percent stockholders complied with all Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Executive Compensation

      The following table presents certain information with respect to annual compensation and long-term compensation awarded during fiscal years 2001, 2002, and 2003 to individuals who have served as the Company’s Chief Executive Officer during 2003 and its six other most highly compensated executive officers as of December 31, 2003 (collectively, the “Named Executive Officers”).

Summary Compensation Table

				Long Term Compensation

						Securities
	Annual Compensation			Other		Underlying
				annual		Company	All other
Name and Principal Position	Year	Salary	Bonus	compensation		Options	Compensation

Jay S. Amato	2003	$157,240	—	$4,369	(1)	2,050	—
President and Chief executive Officer
Robert Rice(2)	2003	$330,000	—	$11,931	(1)	925,000	$9,373	(3)
Executive Chairman	2002	$330,000	—	$18,004	(1)	—	$12,953	(5)
	2001	$330,000	—	$18,004	(1)	1,200,000	—
Ales Holecek(6)	2003	$171,667	—	—		350,000	—
Senior Vice President, Technology	2002	$160,000	—	—		350,000	—
	2001	$155,000	$50,000	—		725,000	—
Sreekant Kotay(7)	2003	$150,000	$50,000	—		725,000	—
Executive Vice President, Technology Marketing and Strategy	2002	$200,000	—	—		—	—
	2001	$200,000	—	—		—	—
William H. Mitchell	2003	$98,028	$6,250	$10,400	(8)	550,000	—
Chief Financial Officer
Thomas Morgan	2003	$200,000	—	—		200,000	—
Senior Vice President, Services	2002	$127,997	—	—		125,000	—
Brian O’Donoghue	2003	$197,400	—	—		575,000	—
Senior Vice President and General Counsel	2002	$200,000	—	—		200,000	—
	2001	$187,499	—	—		—	—
Anthony L. Pane(9)	2003	$188,723	—	—		—	$38,462	(10)
Senior Vice President and Chief Financial	2002	$197,500	—	—		67,500	—
Officer	2001	$170,000	$20,000	—		—	—

(1)	Represents auto allowance.

(2)	Served as Chief Executive Officer until August 2003 and is currently serving as Executive Chairman of the Board of Directors.

(3)	Represents payment for life insurance premiums for period beginning in April 2003 and ending in April 2004.

(4)	Represents auto allowance of $9,660 and reimbursement in 2002 for taxes paid for life insurance premiums for 2000 and 2001 and for period beginning in April 2002 and ending in April 2003.

(5)	Represents reimbursement in 2002 for life insurance premiums for 2000 and 2001 and for period beginning in April 2002 and ending in April 2003.

(6)	Separated from the Company as of February 2004.

(7)	Separated from the Company as of October 2003.

(8)	Represents housing allowance from August 2003 to December 2003.

(9)	Separated from the Company as of November 2003.

(10)	Represents severance.

Stock Option Grants

      The following table presents information regarding stock options granted to the Named Executive Officers during 2003. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation from the option exercise price of 5% and 10%, compounded annually. These amounts do not represent the Company’s estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of Company common stock.

Option Grants in 2003

	Individual Grants
					Potential realizable values
	Number of	Percent of			at assumed annual rates
	Securities	total options			of stock price appreciation
	Underlying	granted to			for option term
	Options	employees in	Exercise or	Expiration
Name	Granted	fiscal year	base price	date	5%	10%

Jay S. Amato(1)	1,250,000	16.34%	$0.72	8/11/2013	$647,449	$1,564,056
Jay S. Amato(2)	800,000	10.45%	$0.82	11/17/2013	$412,555	$1,045,495
Robert E. Rice(3)	200,000	2.61%	$0.82	11/17/2013	$103,139	$261,374
Robert E. Rice(4)	725,000	9.47%	$0.74	4/14/2013	$337,402	$855,043
Ales Holecek(5)(3)	150,000	1.96%	$0.82	11/17/2013	$77,354	$196,030
Ales Holecek(3)	200,000	2.61%	$0.74	4/14/2013	$93,076	$235,874
Sreekant Kotay(6)(7)	725,000	9.47%	$0.74	4/14/2013	$337,402	$855,043
William H. Mitchell(2)	200,000	2.61%	$0.82	11/17/2013	$103,139	$261,374
William H. Mitchell(3)	350,000	4.57%	$0.71	8/4/2013	$50,776	$82,005
Tom Morgan(3)	75,000	0.98%	$0.82	11/17/2013	$38,677	$98,015
Tom Morgan(3)	125,000	1.63%	$0.74	4/14/2013	$9,481	$19,425
Brian O’Donoghue(3)	250,000	3.27%	$0.75	12/22/2013	$9,375	$18,750
Brian O’Donoghue(3)	325,000	4.25%	$0.74	4/14/2013	$24,651	$50,505

(1)	Fifty percent (50%) of the shares subject to the option vested on August 11, 2004 and the remaining fifty percent (50%) vest on August 11, 2005.

(2)	One hundred percent (100%) of the shares subject to the option vested on the date of grant.

(3)	Twelve and one-half percent (12.5%) of the shares subject to the option vested three (3) months following the date of grant and 1/21 of the remaining shares vest monthly thereafter.

(4)	Vests ratably through 12/31/04.

(5)	Separated from the Company as of February 2004.

(6)	Separated from the Company as of October 2003.

(7)	Twenty-five percent (25%) of the shares subject to the option vested on the first anniversary of the date of grant and 1/36th of the remaining shares were scheduled to vest thereafter.

Option Exercises in 2003 and Fiscal Year-End Option Values

      The following table presents information with respect to options to purchase Company common stock exercised during fiscal year 2003 by the Named Executive Officers, and the value of unexercised options at December 31, 2003.

			Number of securities		Value of unexercised In-the-
			underlying unexercised		money options at
	Shares		options at 31-Dec-03		December 31, 2003(1)
	acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jay S. Amato	—	—	800,000	1,250,000	—	$37,500
Robert E. Rice	—	—	1,963,504	721,161	$3,107	$4,143
Ales Holecek	—	—	226,167	455,833	$667	$1,333
William H. Mitchell	—	—	258,333	291,667	—	—
Thomas Morgan	—	—	111,980	213,020	$417	$833
Brian O’ Donoghue	—	—	385,834	619,166	$1,083	$2,167

(1)	The value of unexercised, in-the-money options is the difference between the exercise price of the options and the fair market value of Company common stock at December 31, 2003 ($0.75).

Compensation of Directors

      The Company compensates each of its non-employee directors as follows: each non-employee director is paid (i) $2,500 at the end of each fiscal quarter in which he or she is a director, (ii) $1,000 for each regular Board meeting he or she attends, and (iii) $500 for each Board committee meeting he or she attends; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to any director for all such meetings attended by such director on such date.

      Non-employee directors participate in the Company’s 1995 Director Option Plan (the “Director Plan”). Under the Director Plan, each non-employee director who joins the Board is automatically granted an option to purchase 20,000 shares of Common Stock on the date upon which such person first becomes a director. In addition, each non-employee director automatically receives an option to purchase 5,000 shares of Common Stock on January 1 of each year, provided the director has been a member of the Board for at least six months. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. The 20,000 share grant vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. The 5,000 share grant vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. Options granted under the Director Plan have a term of ten years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan.

Employment Agreements with Executive Officers

      The Company entered into agreements with Messrs. Amato, Holecek, Mitchell, Morgan, O’Donoghue, and Rice.

      The Company entered into an employment agreement with Mr. Amato in August 2003 for a two-year term. The agreement provides for an annual base salary of $395,000, a signing bonus of $50,000, and additional bonuses based on the Company’s achievement of certain financial targets. Mr. Amato was granted an option to acquire 1,250,000 shares of common stock at an exercise price of $0.72 per share, the closing price of the Company’s common stock on the day immediately preceding the commencement of Mr. Amato’s employment. Fifty percent (50%) of the shares subject to the option vest on each of the first and second anniversaries of Mr. Amato’s employment. However, if Mr. Amato’s employment is terminated by the Company without cause (as defined) or by Mr. Amato for good reason (as defined), Mr. Amato is entitled to receive an amount equal to two times his base salary and all outstanding options issued to Mr. Amato would immediately vest and become exercisable. In addition, if Mr. Amato’s employment is terminated within one year following a change in control of the Company (as defined), Mr. Amato would be entitled to receive two times his base salary and all options issued to Mr. Amato would immediately vest and become exercisable.

      The Company entered into an employment agreement with Mr. Holecek in 1996 under which the Company retained Mr. Holecek as Associate Engineer for an annual base salary of $40,000. Mr. Holecek has been promoted several times since starting with the Company and now serves as Senior Vice President of Technology at an annual base salary of $200,000. In 2003, the Company entered into a termination protection agreement with Mr. Holecek which provides that Mr. Holecek would be entitled to receive a payment equal to two times his base salary and all outstanding options issued to Mr. Holecek would vest and become exercisable in the event that Mr. Holecek’s employment is terminated under certain circumstances following a change in control of the Company. Mr. Holecek resigned his employment with the Company in February 2004.

      The Company entered into an employment with Mr. Mitchell in July 2003 under which Mr. Mitchell agreed to serve as Chief Financial Officer for a two-year term. The agreement provides for an annual base salary of $225,000, a minimum annual bonus of $25,000, and an annual discretionary bonus based on the achievement of management-based objectives of up to $50,000. In accordance with the agreement, the Company granted to Mr. Mitchell an option to acquire 350,000 shares of common stock at an exercise price of $0.77 per share, the closing price of the Company’s common stock on the day immediately preceding the commencement of Mr. Mitchell’s employment. The agreement further provides that the Company will grant to Mr. Mitchell an option to acquire an additional 150,000 shares of common stock on the first anniversary of his starting date at an exercise price equal to the closing price of the Company’s common stock on that day. Twenty-five percent (25%) of the shares subject to the options vest on the first anniversary of the date of grant and one-thirty-sixth of the remaining shares vest monthly thereafter. However, if Mr. Mitchell’s employment is terminated by the Company without cause (as defined) or by Mr. Mitchell for good reason (as defined), within the first year of Mr. Mitchell’s employment, Mr. Mitchell would be entitled to receive an amount equal to 50% of his base salary and 50% of the unvested portion of issued options would immediately vest in Mr. Mitchell and become exercisable. If such termination occurs after the first anniversary of Mr. Mitchell’s employment, 100% percent of the shares subject to issued options would vest in Mr. Mitchell and Mr. Mitchell would be entitled to receive a payment equal to his base salary. In addition, if the Company enters into an agreement with a third party in the first year of Mr. Mitchell’s employment that leads to a change in control of the Company (as defined) and Mr. Mitchell’s employment is terminated within one year following the change in control, Mr. Mitchell would be entitled to receive an amount equal to his base salary and 50% of unvested options would immediately vest in Mr. Mitchell and remain exercisable. If the Company enters into an agreement with a third party that leads to a change in control after the first anniversary of Mr. Mitchell’s employment and Mr. Mitchell’s employment is terminated within one year following the change in control, Mr. Mitchell would be entitled to receive two times his base salary and the options issued to Mr. Mitchell would immediately vest and become exercisable.

      The Company entered into an employment agreement with Mr. Morgan in March 2002 under which the Company retained Mr. Morgan as General Manager of the Company’s enterprise solutions group at an annual base salary of $175,000 and a bonus based on revenue generated by the enterprise solutions group. Mr. Morgan’s position at the Company subsequently changed to senior vice president of operations and Mr. Morgan’s salary has been increased to $200,000 per year. Under the agreement, the Company issued to Mr. Morgan an option to acquire 125,000 shares of common stock at an exercise price of $5.73. Twenty-five percent (25%) of the shares subject to the option vested on the first anniversary of the date of grant and one-thirty-sixth of the remaining shares vest monthly thereafter. In 2003, the Company entered into a termination protection agreement with Mr. Morgan which provides that Mr. Morgan would be entitled to receive a payment equal to two times his base salary and all outstanding options issued to Mr. Morgan would vest and become exercisable in the event that Mr. Morgan’s employment is terminated under certain circumstances following a change in control of the Company.

      The Company entered into an employment agreement with Mr. O’Donoghue in April 2000 under which Mr. O’Donoghue agreed to serve as General Counsel of the Company and the Company agreed to pay to

Mr. O’Donoghue a base salary of $150,000 per year and to grant to Mr. O’Donoghue an option to acquire 200,000 shares of the Company’s common stock. The agreement further provides that if Mr. O’Donoghue’s employment is terminated by the Company without cause (as defined) or is terminated by Mr. O’Donoghue for good reason (as defined), Mr. O’Donoghue will receive an amount equal to his base salary and the unvested portion of all stock options held by Mr. O’Donoghue would immediately vest and become exercisable. In 2003, the Company entered into a termination protection agreement with Mr. O’Donoghue which provides that Mr. O’Donoghue would be entitled to receive a payment equal to three times his base salary and all outstanding options issued to Mr. O’Donoghue would vest and become exercisable in the event that Mr. O’Donoghue’s employment is terminated under certain circumstances following a change in control of the Company.

      The Company entered into an employment agreement with Mr. Rice in December 2001 under which Mr. Rice agreed to serve as President and Chief Executive Officer of the Company for a two-year term ending December 31, 2003. The agreement provides for an annual base salary of $330,000. Under the agreement, the Company granted to Mr. Rice two options to purchase shares of the Company’s common stock at a price of $3.88 per share, the fair market value of the Company’s common stock on the date of grant. One of the stock option grants provides Mr. Rice with the option to acquire 200,000 shares, with 25% of the total grant vesting on the first anniversary of date of grant and the remainder vesting at the rate of 1/36th per month thereafter. The second option grant provides Mr. Rice with the option to acquire 1,000,000 shares (the “Performance-Based Option”). Six and three-tenths percent (6.3%) of the shares subject to the Performance-Based Option will vest at the end of each fiscal quarter in which the Company achieves financial goals established by the Board of Directors. If the Company does not achieve such financial goals, the allotted shares will not vest and Mr. Rice will have no right to exercise the option with respect to the allotted shares except in accordance with the following. If there is a change in control of the Company (as defined in the employment agreement), a percentage of the unvested portion of the Performance-Based Option will vest equal to the multiple of the exercise price received by the Company as consideration in the change in control. For example, if the per share consideration received by the Company in the change in control is twice the exercise price of the Performance-Based Option, fifty percent of the unvested portion of the Performance-Based Option will vest.

      Mr. Rice’s employment agreement provides that if his employment is terminated by the Company without cause (as defined in the agreement), or by Mr. Rice under circumstances where the Company reduced Mr. Rice’s duties without his consent, Mr. Rice would be entitled to immediate vesting of all of his unvested Company stock options (other than the Performance-Based Option) and severance pay equal to twice his annual base salary. The Company and Mr. Rice entered into an amendment to Mr. Rice’s employment agreement in July 2003 under which Mr. Rice and the Company agreed that a change in Mr. Rice’s position and title to Executive Chairman of the Board of Directors would not trigger Mr. Rice’s right to terminate the employment agreement and receive the enhanced separation benefits. The agreement was further amended to extend Mr. Rice’s employment to December 31, 2004 and to provide that any options vested in Mr. Rice at the termination of his employment would remain exercisable by Mr. Rice for a period of three years thereafter. Also in 2003, the Company entered into a termination protection agreement with Mr. Rice which provides that Mr. Rice would be entitled to receive a payment equal to three times his base salary and all outstanding options issued to Mr. Rice would vest and become exercisable in the event that Mr. Rice’s employment is terminated under certain circumstances following a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

      Messrs. Bennett, Crabbe, and Jones served as members of the Compensation Committee of the Board of Directors during 2003. Bruce Chizen, Chief Executive Officer of Adobe Systems Incorporated, served as a member of the Compensation Committee of the Company until his resignation from the Board of Directors on January 31, 2003. None of the individuals who served as a member of the Compensation Committee is a former or current officer or employee of the Company. No interlocking relationship exists between any member of the Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of April 28, 2004 regarding the only persons known by the Company to own, directly or indirectly, more than five percent of the Company’s common stock. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

		Percentage of
Name and Address of Beneficial Owner	Number of Shares	Class (1)

The Clark Estates	6,828,402	13.0
One Rockefeller Plaza, 31st Floor
New York, NY 10020
Kevin S. Moore, Stephen M. Duff (2)

Computer Associates	4,426,141	8.5
One Computer Associates Plaza
Islandia, NY 11749

James E. Crabbe (3)	3,062,423	5.85
1305 SW Myrtle Court
Portland, OR 97201

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person, if any, that are currently exercisable or exercisable within 60 days of April 28, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Percentage ownership is based on 52,348,298 shares of Common Stock outstanding on April 27, 2004.

(2)	These shares of the Company’s Common Stock include (i) 553,400 shares acquired by The Clark Estates, Inc, a New York corporation, and (ii) 6,275,002 shares acquired in private placements by Federal Partners, L.P., a limited partnership, the general partner of which is Ninth Floor Corporation. The Clark Estates, Inc. provides management and administrative services to Federal Partners, L.P. and has the sole power to vote or to direct the vote and to dispose of or direct the disposition of all the shares. Mr. Moore is the President and a director of The Clark Estates, Inc. Stephen Duff is a Director of the Company, the Chief Investment Officer of The Clark Estates, Inc., and the Treasurer of Ninth Floor Corporation. Mr. Duff owns a small limited partnership interest in Federal Partners, L.P. and disclaims beneficial ownership of all but 6,223 of the shares listed in this table.

(3)	These shares of the Company’s Common Stock include (i) 2,730,000 shares beneficially owned by the James E. Crabbe Revocable Trust, of which Mr. Crabbe is the trustee, (ii) 200,500 shares beneficially owned by the Phileo Foundation, of which Mr. Crabbe has investment discretion, (iii) 125,000 shares beneficially owned by the James E. Crabbe IRA, of which Mr. Crabbe has investment discretion, and (iv) 6,823 shares which Mr. Crabbe has the right to acquire under the terms of an option granted to Mr. Crabbe in connection with his services as a director of the Company.

Security Ownership of Management

      The following table sets forth information with respect to the beneficial ownership of the Company’s Common Stock, as of April 28, 2004, by the Company’s directors, Named Executive Officers, and all directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

			Common
			Stock
	Number of		and	Percentage of
Name	Shares	Vested Options(1)	Vested Options	Class(2)

Jay S. Amato	—	800,000	800,000	1.51%
Thomas Bennett (3)	—	21,459	21,459	0.04%
James E. Crabbe	3,055,600	6,823	3,062,423	5.85%
Stephen Duff (4)	6,223	6,094	12,317	0.01%
Ales Holecek	—	396,248	396,248	0.75%
Samuel H. Jones, Jr	940,055	204,584	1,144,639	2.18%
William H. Mitchell	—	345,833	345,833	0.66%
Thomas Morgan	—	176,823	176,823	0.34%
Brian O’Donoghue	—	693,068	693,068	1.31%
Denis Raney	—	—	—	0.00%
Robert Rice	—	2,222,685	2,222,685	4.07%
All directors and executive officers as a group (12 persons)	4,001,878	4,073,617	8,075,495	14.45%
All directors and executive officers and Computer Associates International, Inc., The Clark Estates, Inc. and Federal Partners, L.P.	15,256,421	4,073,617	19,330,038	34.36%

*	Percentage of shares beneficially owned is less than one percent of total.

(1)	Represents shares issuable upon exercise of options to purchase Company Common Stock that are exercisable within 60 days of April 28, 2004.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 28, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name. Percentage ownership is based on 52,348,298 shares of Common Stock outstanding on April 27, 2004.

(3)	Mr. Bennett is Senior Vice President of Computer Associates International, Inc., which owns 4,426,141 shares of Company Common Stock. Mr. Bennett disclaims beneficial ownership of the shares owned by Computer Associates.

(4)	Mr. Duff is a director of the Company, the Chief Investment Officer of The Clark Estates, Inc., and the Treasurer of Ninth Floor Corporation. Mr. Duff owns a small limited partnership interest in Federal Partners, L.P., the general partner of which is Ninth Floor Corporation. The Clark Estates, Inc. owns 553,400 shares of Company common stock and Federal Partners, L.P., owns 6,275,002 shares of Company common stock which it acquired in private placements in 2003. The Clark Estates, Inc. provides management and administrative services to Federal Partners, L.P. and has the sole power to vote or to direct the vote and to dispose of or direct the disposition of all the shares owned by The Clark Estates, Inc. and Federal Partners, L.P. Mr. Duff disclaims beneficial ownership of all shares owned by The Clark Estates, Inc. and Federal Partners, L.P. other than 6,223 shares over which Mr. Duff has beneficial ownership through his limited partnership interest in Federal Partners, L.P.

Equity Compensation Plan Information

      The following table summarizes the Company’s equity compensation plans as of December 31, 2003:

			Number of securities
			remaining available for
	Number of securities to	Weighted average	future issuance under
	be issued upon exercise	price of outstanding	equity compensation plans
	of outstanding options,	options, warrants,	(excluding securities
	warrants, and rights	and rights	reflected in column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,936,685	$2.04	1,369,269
Equity compensation plans not approved by security holders(1)	1,600,000	$0.73	0
Total	10,536,685	$1.84	1,369,269

(1)	In August 2003, the Company agreed to issue to Mr. Amato an option to acquire 1,250,000 shares of Company common stock as an inducement to Mr. Amato’s acceptance of employment with the Company as President and Chief Executive Officer. Fifty percent (50%) of the shares subject to the option vest on the first anniversary of Mr. Amato’s employment and the remaining fifty percent (50%) vest on the second anniversary of Mr. Amato’s employment. The exercise price of the option is equal to the closing price of the Company’s common stock on the day immediately preceding Mr. Amato’s first day of employment ($0.72). Similarly, in July 2003, the Company agreed to issue to Mr. Mitchell an option to acquire 350,000 shares of Company common stock as an inducement to Mr. Mitchell’s acceptance of employment with the Company as Chief Financial Officer. Twelve and one-half percent (12.5%) of the shares subject to the option vested three months after the first day of Mr. Mitchell’s employment and the remaining shares vest at the rate of 1/21 per month. The exercise price of the option is equal to the closing price of the Company’s common stock on the day immediately preceding Mr. Mitchell’s first day of employment ($0.77).

Item 13. Certain Relationships and Related Transactions.

      The Company completed a private placement of Company common stock with Federal Partners, L.P. on November 12, 2003 under which the Company issued 3,125,000 shares of common stock at $0.80 per share (for an aggregate purchase price of $2,500,000) and agreed to register the issued shares under the Securities Act of 1933. Federal Partners, L.P. is a limited partnership, the general partner of which is Ninth Floor Corporation. The Clark Estates, Inc. provides management and administrative services to Federal Partners, L.P. The Clark Estates, Inc. acquired 553,400 shares of Company common stock several years ago and has the sole power to vote or to direct the vote and to dispose of or direct the disposition of all the shares owned by it and Federal Partners, L.P.

      Stephen M. Duff became a director of the Company in May 2003. He is the Chief Investment Officer of The Clark Estates, Inc., and the Treasurer of Ninth Floor Corporation. Mr. Duff also owns a small limited partnership interest in Federal Partners, L.P.

      In March 2003, the Company completed a private placement of Company common stock and subordinated notes under which Federal Partners, L.P. acquired 3,150,002 shares of Company common stock and $3,050,000 principal amount of 4.95% subordinated notes due in March 2006.

      The Clark Estates, Inc. and Federal Partners, L.P. own a combined total of 6,828,402 shares of Company common stock which amounts to 13% of the Company’s outstanding common stock. Mr. Duff disclaims beneficial ownership of all shares acquired by The Clark Estates, Inc. and all but 6,223 shares of Company common stock acquired by Federal Partners, L.P. in the private placements occurring in 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees

      The aggregate fees billed by the Company’s principal accounting firm PricewaterhouseCoopers LLP for professional services rendered for the audit of the annual financial statements for the fiscal year ended December 31, 2003 and 2002 and review of the financial statements included in the Forms 10-Q for those years were approximately $233,000, and $280,000, respectively.

Tax Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company for tax compliance, tax advice, and tax planning, for the fiscal years ended December 31, 2003 and 2002 were approximately $71,000 and $75,000, respectively.

All Other Fees

      The aggregate fees billed by PricewaterhouseCoopers LLP for services rendered to the Company, other than services described above under “audit fees” or “tax fees”, for the fiscal years ended December 31, 2003 and 2002 were approximately $206,000 and $31,000, respectively. In 2003 the fees related primarily to assistance in responding to comments of the SEC in connection with the SEC’s review of the Company’s registration statement filings. In 2002 the fees related primarily to the audit of the Company’s 401k Plan. The Audit Committee determined that the provision of the services described under this caption “All Other Fees” is compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Pre-Approval Policies and Procedures

      The Audit Committee on an annual basis reviews audit and non-audit services to be performed by the Company’s independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditor’s independence. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing services to the Company for the fiscal year ended December 31, 2003 and has concluded that such services are compatible with its independence as the Company’s auditors. The Audit Committee has established pre-approval policies and procedures pursuant to which all services will be rendered by the independent auditors in the future. All of the services performed in connection with the fees detailed above were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed with this Form 10-K/ A:

3. Exhibits.

31.1	Certifications of Jerry S. Amato, Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

31.2	Certifications of William H. Mitchell, Chief Financial Officer, pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of April 2004.

VIEWPOINT CORPORATION

By:	/s/ JERRY S. AMATO

Jerry S. Amato
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: April 29, 2004	By: /s/ JERRY S. AMATO Jerry S. Amato Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: April 29, 2004	By: /s/ WILLIAM H. MITCHELL William H. Mitchell Chief Financial Officer (Principal Financial Officer)
Dated: April 29, 2004	By: /s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Vice President and Controller (Principal Accounting Officer)
Dated: April 29, 2004	By: * Thomas Bennett Director
Dated: April 29, 2004	By: * Stephen Duff Director
Dated: April 29, 2004	By: * Samuel H. Jones, Jr. Director
Dated: April 29, 2004	By: * James Crabbe Director
Dated: April 29, 2004	By: * Dennis R. Raney Director
Dated: April 29, 2004	By: /s/ ROBERT E. RICE Robert E. Rice Director

*By:	/s/ BRIAN J. O’DONOGHUE ________________________________________________ Brian J. O’Donoghue

Attorney-in-fact