Form 10-Q
period 2004-03-31
VIEWPOINT CORP
filed 2004-05-14
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

As of May 10, 2004, 52,380,006 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,065	$8,530
Marketable securities	6,263	958
Accounts receivable, net of reserve of $1,536 and $1,611, respectively	396	650
Related party accounts receivable	470	914
Prepaid expenses and other current assets	576	694

Total current assets	12,770	11,746
Restricted cash	388	388
Property and equipment, net	1,694	1,859
Goodwill, net	31,276	31,276
Intangible assets, net	221	186
Other assets, net	258	288

Total assets	$46,607	$45,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$880	$1,177
Accrued expenses	966	1,094
Deferred revenues	400	423
Related party deferred revenues	4,832	4,952
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,854	8,422
Deferred rent	394	400
Related party deferred revenues	3,480	4,706
Convertible notes	5,787	2,837
Warrants to purchase common stock	1,387	110
Subordinated notes	1,928	1,801

Total liabilities	20,830	18,276
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 75,000 shares authorized - 52,466 shares issued and 52,306 shares outstanding at March 31, 2004, and 49,965 shares issued and 49,805 shares outstanding at December 31, 2003	52	50
Paid-in capital	281,109	274,351
Deferred compensation	(81)	(275)
Treasury stock at cost; 160 at March 31, 2004 and December 31, 2003	(1,015)	(1,015)
Accumulated other comprehensive loss	(75)	(65)
Accumulated deficit	(254,213)	(245,579)

Total stockholders’ equity	25,777	27,467

Total liabilities and stockholders’ equity	$46,607	$45,743

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Licenses	$240	$1,632
Related party licenses	907	50
Services	1,523	1,355
Related party services	914	988
Search advertising	8	—

Total revenues	3,592	4,025

Cost of revenues:
Licenses	1	47
Services	751	1,176

Total cost of revenues	752	1,223

Gross profit	2,840	2,802

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges totaling $19 and $265 for the three months ended March 31, 2004 and 2003, respectively	1,051	3,647
Research and development (including non-cash stock-based compensation charges totaling $68 and $333 for the three months ended March 31, 2004 and 2003, respectively	932	1,312
General and administrative (including non-cash stock-based compensation charges totaling $139 and$412 for the three months ended March 31, 2004 and 2003, respectively	1,863	2,351
Depreciation	219	478
Amortization of intangible assets	3	1
Restructuring charges (release)	(17)	1,211

Total operating expenses	4,051	9,000

Loss from operations	(1,211)	(6,198)

Other income (expense), net:
Interest and other income; net	19	23
Interest expense	(250)	(163)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(6,603)	1,424
Loss on early extinguishment of debt	—	(1,682)
Loss on conversion of debt	(598)	—

Total other income (expense)	(7,432)	(398)
Loss before provision for income taxes	(8,643)	(6,596)
Provision for income taxes	10	—

Net loss from continuing operations	(8,653)	(6,596)
Adjustment to net loss on disposal of discontinued operations, net of tax	19	90

Net loss	$(8,634)	$(6,506)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.17)	$(0.16)

Net loss per common share	$(0.17)	$(0.16)

Weighted average number of shares outstanding — basic and diluted	50,215	41,365

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,634)	$(6,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	226	1,010
Restructuring charges (release)	(17)	1,211
Depreciation and amortization	222	479
Provision for bad debt	3	(75)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	6,603	(1,424)
Loss on early extinguishment of debt	—	1,682
Amortization of debt discount and issuance costs	150	79
Loss on conversion of debt	598	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	251	(77)
Related party accounts receivable	444	54
Prepaid expenses	118	(183)
Accounts payable	(297)	(598)
Accrued expenses	(117)	(246)
Due to/from related parties	—	72
Deferred revenues	(23)	49
Related party deferred revenues	(1,346)	(130)

Net cash used in operating activities	(1,819)	(4,603)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	950	875
Purchases of marketable securities	(6,255)	(1,366)
Unrealized loss on short-term investments	(7)	—
Net decrease in restricted cash	—	424
Purchases of property and equipment	(54)	(277)
Sale of property and equipment	—	7
Purchases of patents and trademarks	(38)	(11)

Net cash used in investing activities	(5,404)	(348)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,675	—
Proceeds from issuance of subordinated notes and common stock	—	3,500
Repayment of convertible notes	—	(3,300)
Payment of issuance costs on convertible notes	—	(418)
Proceeds from exercise of stock options	86	—

Net cash provided by (used in) financing activities	3,761	(218)
Effect of exchange rates changes on cash	(3)	(8)
Net decrease in cash and cash equivalents	(3,465)	(5,177)
Cash and cash equivalents at beginning of year	8,530	10,678

Cash and cash equivalents at end of year	$5,065	$5,501

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March, 31
	2004	2003
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$10	$13
Cash paid during the year for interest	10	—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in repayment of convertible notes	$926	$—
Deferred compensation recognized related to adjustment of an option grant	32	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	—	1,000
Closing costs for convertible notes and subordinated notes accrued and not yet paid	—	281
Unrealized gains (losses) on marketable securities	—	1

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Viewpoint Corporation (“Viewpoint” or the “Company”) for the interim periods.

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or other future periods.

     Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

Liquidity

     The Company had cash, cash equivalents and marketable securities of $11.3 million at March 31, 2004. During the three months ended March 31, 2004, net cash used in operations amounted to $1.8 million. Viewpoint has had significant quarterly and annual operating losses since its inception, and as of March 31, 2004, had an accumulated deficit of $254.2 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

     The Company believes that its current cash, cash equivalents, and marketable securities balances will be sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months.

     The Company has contingency plans for 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth.

     The Company currently has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing obtained may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, as amended by SAB No. 104, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

     Viewpoint has generated revenues through three sources: (a) software licenses, (b) services, and (c) search advertising. License revenues are generated from licensing the rights to use the Company’s products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

training services performed for customers that license the Company’s products. Search revenue, as explained in more detail below, is derived from a share of the fees charged by Yahoo!/Overture to advertisers who pay for sponsored links when a customer uses the Viewpoint Toolbar.

     License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell our technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell the Company’s technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 104. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer’s contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

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

     For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on their relative fair value and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, we use renewal rates to determine the price when sold separately. The Company accounts for multiple element arrangements which involve only fee-based professional services in accordance with EITF 00-21. For licenses sold that include updates over a period of time the Company recognizes the license revenue over the period in which updates are provided.

     Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers and the rates that advertisers pay for those advertisements.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluate probability of collection. Our arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (“FIN 44”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock option grants under the fair value method of SFAS No. 123. The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company’s employee options is amortized to expense over the options’ vesting periods. If the Company elected to record stock-based compensation charges in accordance with SFAS 123, the pro forma non-cash stock-based employee compensation charges, net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	Three Months Ended
	March, 31
	2004	2003
Net loss, as reported	$(8,634)	$(6,506)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	185	723
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(858)	(1,962)

Pro forma net loss	$(9,307)	$(7,745)

Net loss per share:
Basic and diluted as reported	$(0.17)	$(0.16)

Basic and diluted pro forma	$(0.19)	$(0.19)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

Basic and Diluted Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of shares outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.7 million and 2.1 for the three months ended March 31, 2004 and 2003, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

     In March 2004, the Company sold 1.5 million shares of common stock, in a private placement to an institutional investor for $3.7 million or $2.45 per share. The institutional investor was one of the holders of the convertible notes. Prior to the closing of the March 2004 private placements the institutional investor converted $0.9 million of outstanding notes and received 0.9 million shares of Company common stock in the exchange.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives

     The Company accounts for the fair values of outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows.

Recent Accounting Pronouncements

     At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 concludes that a forward contract to issue an entity’s own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity’s common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. We are currently assessing the impact of EITF 03-6 on our earnings per share calculation.

     SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised in December 2003. The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations. These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003. The adoption of this statement as of January 1, 2004 did not have a significant impact on the Company’s financial statements.

2. Goodwill and Intangible Assets

     As required by SFAS No. 142 “Goodwill and Other Intangible Assets,” all remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of the reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     During the three months ended March 31, 2004, the market value of the Company’s equity securities did not decline below the Company’s book value.

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

     The changes in the carrying amounts of goodwill and intangible assets during the three months ended March 31, 2004, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	—	38	38
Amortization	—	(3)	(3)

Balance as of March 31, 2004	$31,276	$221	$31,497

     The changes in the carrying amounts of goodwill and intangible assets for the three months ended March 31, 2003, are as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2002	$31,276	$165	$31,441
Additions during period	—	11	11
Amortization	—	(1)	(1)

Balance as of March 31, 2003	$31,276	$175	$31,451

     As of March 31, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	March 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Patents and Trademarks	$234	$(13)	$221	$196	$(10)	$186

Total Intangible Assets	$234	$(13)	$221	$196	$(10)	$186

     Amortization of patents and trademarks is estimated to be $10,000 a year for the next five years.

3. Long Term Debt

Convertible Notes

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     The Company was required to provide registration rights under the Securities Act of 1933 for shares of Company common stock covering (i) the conversion of $7.0 million in principal, (ii) 0.7 million warrants, and (iii) any potential payment of interest in the form of common stock.

     The convertible notes defined several events of default, including but not limited to: (i) failure of the Company’s registration statement to be declared effective by the Securities and Exchange Commission (“SEC”), (ii) delisting from The NASDAQ National Market or other national exchange, (iii) change in control, (iv) event of conversion default such as lack of authorized capital, (v) event of bankruptcy, (vi) failure to pay principal and interest on the convertible notes when payments become due, (vii) judgments against the Company in excess of $1.0 million and (viii) material breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes would immediately become due and payable, after a grace period to cure the default lapsed.

     Pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company bifurcated the fair value of the conversion options from the convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options and warrants was an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of conversion options and warrants as long-term liabilities, as it was assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the convertible notes, conversion options, and warrants of $5.5 million, $1.1 million, and $0.3 million, respectively, were determined by the Company using the following assumptions: a 20% discount on the Company’s common stock price, a credit spread of 20% over LIBOR rates at December 31, 2002, and an annualized stock volatility of 46%. Debt issuance costs, were recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21 “Interest on Receivables and Payables.” The amortization of discount on the convertible notes and debt issue costs were accounted for in accordance with the provisions of APB Opinion No. 21, which requires amortization of the discount and debt issue costs using the effective interest method.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1.0 million principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes. The convertible notes were issued in three tranches of $0.9 million each and are scheduled to mature December 31, 2007. The warrants to purchase 0.7 million shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income based on the change in the fair value of the conversion options of the original convertible notes as of March 24, 2003, which amounted to $1.1 million, in the Company’s consolidated statements of operations for the three months ended March 31, 2003.

     In accordance with the provisions of APB Opinion No. 26 “Early Extinguishment of Debt,” and EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss for the quarter ended March 31, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

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

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first, second, and third tranche were determined on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $0.9 million tranche of notes is $1.10. The conversion price of the second and third tranche of notes is $1.00.

     At the noteholders’ option, up to 20% of the net proceeds from any new capital raised by the Company may be used to redeem outstanding notes at par plus accrued interest.

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

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. Concurrently with any such redemption, the Company is required to deliver to the investors

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants, with an exercise price of $2.26 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to 100% of the principal amount being redeemed divided by the conversion price of the notes then in effect.

     Each tranche of the notes is convertible at the Company’s election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The investors could have required the Company to sell to the investors an additional 4.95% convertible notes having an aggregate principal amount of up to $2.8 million, and warrants to purchase up to 290,533 shares of Company common stock. This right expired unexercise on January 14, 2004.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1.0 million principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $0.2 million in 2003.

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it is assumed that the Company will be required to net-cash settle the underlying securities. The fair values of the new convertible notes and conversion options were determined by the Company using the following assumptions: the Company’s common stock price at March 25, 2003, a credit spread of 30% over LIBOR rates at March 25, 2003, and an annualized stock volatility of 65%. The value of the new convertible notes and conversion options of $2.4 million and $0.4 million, respectively were recorded as long-term liabilities in the Company’s consolidated balance sheets at December 31, 2003. Debt issuance costs, net of amortization, amounted to $0.1 million and were recorded as other assets in the Company’s consolidated balance sheets, in accordance with APB Opinion No. 21 at December 31, 2003.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company’s consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs totaling $0.1 million were accounted for using the effective interest method.

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. The Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s common stock on the day of the sale in the amount of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     In November 2003, the Company sold 3.1 million shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2.5 million, or $0.80 per share. The noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $2.5 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded a loss based on the change in the fair values of the remaining conversion options and original warrants of $4.0 million and $1.3 million, respectively, in the Company’s consolidated statements of operations for the period ended March 31, 2004. The amortization of discount on the convertible notes and debt issue costs were accounted for using the effective interest method. The fair value of the remaining convertible notes and remaining conversion options of $1.6 million and $4.2 million, respectively, are recorded as long-term liabilities in the Company’s consolidated balance sheets at March 31, 2004.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs are recorded as other assets in the Company’s consolidated balance sheets at March 31, 2004 and are being amortized through December 2007.

     Subordinated Notes

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3,614,756 shares of Viewpoint common stock. The subordinated notes are scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: (i) failure to pay principal and interest on the notes when payments become due, (ii) judgments against the Company in excess of $1.0 million, (iii) event of bankruptcy, and (iv) material breach of representations, covenants or other terms. Upon an event of default, the notes will become immediately due and payable. The Company filed a registration statement covering the resale of the issued shares on May 9, 2003, which was declared effective by the SEC on July 30, 2003. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaling $0.1 million for the period ended December 31, 2004, were accounted for using the effective interest method.

4. Related Party Transactions

     During the three months ended March 31, 2004 the Company recorded revenues totaling $2.0 million, related to agreements with America Online, Inc. (“AOL”) that were entered into prior to December 31, 2003.

     Through December 10, 2003, the date on which the Company held its 2003 annual meeting of stockholders, an employee of AOL served on the Board of Directors of the Company. In December 2003, the Director’s term expired. Accordingly, revenue associated with contracts entered into with AOL after December 31, 2003 are treated as third party revenue. Revenue for the first quarter of 2004 that was associated with contracts entered into with AOL after December 31, 2003 amounted to $0.2 million, and have been recorded as third party revenue.

     As of March 31, 2004, the Company had $0.4 million in accounts receivable relating to transactions with AOL for contracts entered into with AOL prior to December 31, 2003, who had a representative on the Company’s Board of Directors at the time the contract was signed. The Company also had $0.1 million relating to transactions with Computer Associates Inc. (“CA”) who had a representative on the Company’s Board of Directors. In addition the Company had $8.3 million in deferred revenues relating to transactions with AOL for contracts entered into with AOL prior to December 31, 2003. The Company had no significant accounts receivable or deferred revenue relating to contracts that were entered into with AOL after December 31, 2003.

     In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. License revenues will represent $7.8 million of this $9.0 million portion of the revenue arrangement. Of the remaining $1.0 million, $0.8 million represents maintenance on the broadcast license which will be recognized over 12 months beginning in the third quarter of 2004. The remaining $0.2 million represents pre-payments for services, which will be recognized as the services are provided. In the first quarter of 2004, the company recognized $0.9 million in related party license revenue and $0.2 million in related party service revenue relating to this agreement. At March 31, 2004, $8.1 million remained in related party deferred revenue related to this transaction.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the three months ended March 31, 2003, the Company recorded related party revenues totaling $1.0 million related to agreements with AOL.

     At December 31, 2003 the Company had $0.9 million in related party accounts receivable and $9.7 million in related party deferred revenues relating to transactions entered into with AOL and Computer Associates.

5. Restructuring and Impairment Charges

     In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and adjusted the restructuring charge by $0.2 million related to the reduction of estimated sublease rentals as of September 30, 2003. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property in Utah is contingent upon real estate and other market conditions in Utah.

     The restructuring reserve activity for the first plan for the three months ended March 31, 2004 was as follows (in thousands):

		Employee
		Severance and
		Termination	Asset	Miscellaneous	Restructuring
	Lease Costs	Benefits	Write-offs	Charges	Accrual
Restructuring and impairment charges at
December 31, 2003	$508	$—	$—	$—	$508
Cash paid	(30)	—	—	—	(30)
Restructuring charge	—	—	—	—	—
Non-cash charges	—	—	—	—	—

Balance at March 31, 2004	$478	$—	$—	$—	$478

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge is recorded on our income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan.

     The restructuring activity for the second restructuring plan is as follows (in thousands):

	Employee
	Severance and
	Termination	Restructuring
	Benefits	Accrual
Restructuring and impairment charges at
December 31, 2003	$156	$156
Cash paid	(140)	(140)
Additional restructuring charges		—
Non-cash adjustments	(16)	(16)

Balance at March 31, 2004	$—	$—

     The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charge of $0.1 million related to severance arrangements. This severance payment was made in January 2004. As the lease relating to this office terminated in February 2004 the Company did not incur a charge related to rent expense. The severance charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

	Employee
	Severance and
	Termination	Restructuring
	Benefits	Accrual
Restructuring and impairment charge at
December 31, 2003	$52	$52
Cash paid	(52)	(52)

Balance at March 31, 2004	$—	$—

6. Comprehensive Loss

     Total comprehensive loss for the three months ended March 31, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended
	March, 31
	2004	2003
Net loss	$(8,634)	$(6,506)
Foreign currency translation adjustment	(3)	(8)
Unrealized gain (loss) on marketable securities	(7)	1

Comprehensive net loss	$(8,644)	$(6,513)

7. Segment Reporting

     In 2003, the Company began to manage and analyze the business in segments. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the company’s sales employees and indirectly through VAR’s, for which the Company pays a commission. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are generally sold directly by the company’s sales team and occasionally by VAR’s. Services revenues are generally earned by the delivery of product created or provided by company employees or third parties that the Company has contracted to perform services under the guidance of the Company. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Due to the nature of the business, for the three months ended March 31, 2004, the Company did not have employees dedicated to the Search advertising segment.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Licenses	$240	$1,632
Related party licenses	907	50
Services	1,523	1,355
Related party services	914	988
Search advertising	8	—

Total revenues	3,592	4,025

Cost of Revenues:
Licenses	1	47
Services	751	1,176

Total cost of revenues	752	1,223

Gross profit	2,840	2,802

Licenses	1,146	1,635
Services	1,686	1,167
Search advertising	8	—

Total gross profit	$2,840	$2,802

Gross profit margin
Licenses	100%	97%
Services	69	50
Search advertising	100	—

Total gross profit	79%	70%

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not currently evaluate the performance of its segments beyond gross profit. The Company does not allocate research and development, sales and marketing or general and administrative costs, specifically, to either segment as it does not use that information to make key operating decisions and does not believe that allocating these expenses is significant in evaluating performance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2004 and our Annual Report on Form 10-K/A for 2003. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

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

     On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar.” The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo!/Overture and its wholly-owned subsidiary, Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link.”

     Viewpoint also offers an online advertising campaign management and deployment product known as “Creative Innovator.” Creative Innovator permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Creative Innovator enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime,” an extension of Creative Innovator that permits users to manage and deploy online video advertising campaigns.

     Until December 1999, the Company was primarily engaged in the development, marketing, and sales of pre-packaged software graphics products. Its principal products were computer graphics “painting” tools and photo imaging software. With its acquisition of Real Time Geometry Corporation in December 1996, the Company became involved, on a limited basis, in the development of technologies designed to make practical the efficient display and deployment of rich media on the Internet. In June 1999, the Company formed Metastream Corporation to operate a business exploiting these technologies. In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Internet technologies of Metastream and to correspondingly divest the Company of all its pre-packaged software business. The Company discontinued these operations in April 2000 and Metastream merged with and into the Company in November 2000. Since November 2000 the Company has focused on the current business of licensing the rights to use the Company’s products and providing fee-based professional services.

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of March 31, 2004, had an accumulated deficit of $254.2 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three months ended March 31, 2004 and 2003, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2004	2003
Statements of Operations Data
Revenues:
Licenses	7%	41%
Related party licenses	26	1
Services	42	34
Related party services	26	24
Search	—	—

Total revenues	100	100

Cost of revenues:
Licenses	0	1
Services	21	29

Total cost of revenues	21	30

Gross profit	79	70

Operating expenses:
Sales and marketing (including non-cash stock-based compensation charges)	29	91
Research and development (including non-cash stock-based compensation charges)	26	33
General and administrative (including non-cash stock-based compensation charges)	53	59
Depreciation	6	12
Restructuring charges related to office closure	—	31

Total operating expenses	114	226

Loss from operations	(35)	(156)
Other income (expense):
Interest and other income, net	1	1
Interest expense	(7)	(4)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(183)	36
Loss on early extinguishment	—	(41)
Loss on conversion	(17)	—

Other income	(206)	(8)

Loss before provision for income taxes	(241)	(164)
Provision for income taxes	0	—

Net loss from continuing operations	(241)	(164)
Adjustment to net loss on disposal of discontinued operations	1	2

Net loss	(240)%	(162)%

Critical Accounting Policies And Estimates

     Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in our 2003 Annual Report on Form 10-K/A.

     Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements:

Percentage of Completion

     The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

     Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101 as amended by SAB 104. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer’s contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

Financial Results

     Viewpoint reported total revenue of $3.6 million for the first quarter 2004 compared to $4.0 million for the first quarter 2003. Operating loss for the first quarter of 2004 was $1.2 million compared to $6.2 million in the first quarter of 2003. The improvement in operating loss compared to the first quarter 2003 resulted principally from the cost controls initiated by management during 2003, a reduction in restructuring charges of $1.2 million and a decrease in non-cash stock-based compensation of $0.8 million.

     Net loss for the first quarter 2004 was $8.6 million, or $(0.17) per share, compared to a net loss of $6.5 million, or $(0.16) per share, in the first quarter of 2003. The net loss in the first quarter of 2004 included non-cash expenses of $7.2 million to recognize the impact of the Company’s increased stock price on its outstanding convertible debt and warrant financing, and the expense related to the conversion of $0.9 million of convertible debt in March 2004.

     In March, the Company completed a private placement whereby it directly issued 1.5 million shares of common stock to an institutional investor who had participated in the March 2003 financing. The issuance was for an aggregate purchase price of $3.7 million and did not require banking placement fees. Additionally, prior to the completion of the private placement the institutional investor exercised its right to convert approximately $0.9 million of Viewpoint convertible debt it had acquired in March 2003 into shares of Viewpoint common stock. This conversion resulting in a non-cash loss on conversion of share of $0.6 million.

     Viewpoint’s cash, cash equivalents, and marketable securities as of March 31, 2004 were $11.3 million. This can be compared to cash, cash equivalents, and marketable securities of $9.5 million at December 31, 2003. The increase in cash, cash equivalents, and marketable securities can be attributed to the private placement, which was completed in March 2004, offset by the Company’s operating loss.

Revenues

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Revenues:
Licenses	$240	$1,632	(85)%
Related party licenses	907	50	1,714
Services	1,523	1,355	12
Related party services	914	988	(7)
Search	8	—	N/A

Total revenues	$3,592	$4,025	(11)%

     On March 17, 2004 Viewpoint entered the internet search business. The Company did this by launching its Viewpoint Toolbar on a test basis during March 2004. While the Company didn’t begin to consistently deliver Viewpoint Toolbar 1.0 until April 2004, Viewpoint Toolbar’s delivered to customers during the March testing period generated revenue. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers and the rate advertisers pay for those advertisements. The Company expects this source of revenue to be more substantial beginning in the second quarter of 2004.

     Prior to 2004 the Company generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. Licenses were generally at least 15 months in duration, although some licenses were sold on a project basis. Revenues were usually recognized upon the completion of the sales and delivery process so long as all other revenue recognition criteria was satisfied. The Company then supplemented its license revenue by providing content development services to licensees. The service revenues were recognized on a percentage of completion basis.

     During 2004 the Company continues to recognize most license sales upon delivery so long as all other revenue recognition criteria is satisfied. Licenses now are generally sold for a 12 month period. The Company adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain multiple elements and include post contract support and product upgrades for a period of 12 months. These license sales will be separated by element with the residual value being amortized over a 12 month period. Service revenue continues to be recognized on a percentage of completion as computed by comparing the incurred costs of the project to the total estimated project cost and applying this percentage against the total contracted revenue.

     During 2003 the Company began to migrate its license and services sales efforts toward larger customers. The customers the Company began targeting had longer sales cycles and often elected to procure limited use or project licenses for our software. This enabled the customers to understand the software’s capabilities before they committed to larger and longer license purchase. These limited use projects are generally for services as the Company develops content for the customers to use with our software. As the Company has been migrating its sales efforts towards these larger customers with a longer license sales cycle, we have experienced a decline in the mix of license revenues relative to total revenues. We believe that this mix will change in the future as the customers who are currently using our software in these limited use projects purchase larger and longer use licenses, which will help increase the mix of license revenues relative to total revenues. The Company adopted a consistent license pricing schedule at the beginning of 2004 to help broaden its potential customer base. If the Company is not able to increase the number of sales we make at the entry level, or sell larger and longer licenses to our larger customers we may not be able to reverse our decline in License revenues.

     License revenues of $0.2 million decreased approximately $1.4 million or 85% for the three months ended March 31, 2004 compared to the same period last year. License revenues in 2004 were essentially generated from sales to smaller licensees using the new licensing pricing schedule that the Company adopted in January 2004. The Company sold one license that was greater than $50,000 during the first quarter of 2004. Conversely, the Company sold seven licenses for more than $50,000 totaling $1.5 million during the first quarter of 2003. These licenses included two purchased by international Value Added Resellers (“VAR“s), two international sales through its London office and two multi-year licenses. The Company has ceased its emphasis of sales through reseller channels and closed the department that supported this process at our headquarters. It also has closed its London office in December 2003 due to costs involved in supporting that location. One of the multi-year licenses remains in place and another was subsequently modified.

     Related party license revenues of $0.9 million increased approximately $0.9 million, or 1,714%, for the three months ended March 31, 2004 compared to the same period last year. During the first quarter of 2003 an AOL employee was also a Director of our Company. This employee’s term as Director ended in December 2003. Accordingly, revenue associated with contracts entered into with AOL prior to December 31, 2003 are treated as related party revenue. The increase in related party license revenues stems from the Company’s contract with America Online, Inc. (“AOL”) executed in October 2003, In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as License and Services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. License revenues will represent $7.7 million of this $9.0 million portion of the revenue arrangement. No payments were due from AOL under the previous license agreement in accordance with the contract in effect during the three months ended March 31, 2003.

     Service revenues of $1.5 million increased approximately $0.2 million or 12% for the three months ended March 31, 2003 compared to the same period last year. The Company’s revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the company received a final payment in February 2004. Certain service revenues from America Online are also included in this category as America Online ceased being a related party in December 2003. Revenues for contracts with AOL executed after December 2003 are treated as non-related party revenue.

     Related party service revenues of $0.9 million decreased by approximately $0.1 million or 7% for the three months ended March 31, 2004 compared to the same period last year. During the first quarter of 2003 an AOL employee was also a Director of our Company. This employee’s term as Director ended in December 2003. Accordingly, revenue associated with contracts entered into prior to January 2004 are treated as related party revenue. Revenue increased principally due to additional support services provided to AOL associated with the October 2003 contract. The Company continues to perform certain content development services for AOL on contracts signed prior to January 2004.

Cost of revenues

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Cost of Revenues:
Licenses	$1	$47	(98)%
Percentage of Licenses Revenues	—%	3%
Services	$751	$1,176	(36)%
Percentage of Services Revenues	31%	50%

     Cost of revenues consists primarily of commissions to VAR’s for licenses and salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services for services. The decrease in cost of license revenues is attributable to a decrease in sales to VAR’s that require commission payments. The decrease in cost of services revenues is attributable to the decrease in service revenues after excluding the impact on revenues of the $0.5 million payment for services performed in 2003 for which the Company received the final payment in February 2004. Services expenses as a percentage of services revenues decreased because of this payment, and due to more effective cost controls, including a reduced reliance on outside contractors, in our services group. The reduction in cost of revenues attributable to licenses was due to the reduction in sales made by VAR’s during 2003.

Sales and marketing (including non-cash stock-based compensation charges totaling $19 and $265 for the three months ended March 31, 2004 and 2003, respectively)

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Sales and Marketing	$1,051	$3,647	(71)
Percentage of total revenues	29%	91%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $2.6 million or 71% for the three months ended March 31, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs decreased by $1.6 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Travel and entertainment expenses decreased by $0.2 million due to the decrease in sales staff and consulting expenses associated with supporting the sales and marketing area decreased by $0.5 million due to slower license sales activity. Finally, non-cash stock-based compensation charges decreased $0.2 million due to headcount reductions in marketing and creative service personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant.

Research and development (including non-cash stock-based compensation charges totaling $68 and $333 for the three months ended March 31, 2004 and 2003, respectively)

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Research and development	$932	$1,312	(29)%
Percentage of total revenues	26%	33%

     Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, if technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

     The Company’s research and development efforts have historically been primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. During 2003, the Company had been developing significant enhancements to the video playback functionality of Viewpoint Media Player (which the company made available in June 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content. Additionally, the Company built an ad serving system called Creative Innovator, which is capable of deploying advertising on internet websites. Beginning in 2004 the Company expanded its efforts to build the Viewpoint Toolbar for searching and expanded the creative assembly capability of the Creative Innovator product that is used to deploy advertising to publisher sites on the internet.

     Research and development expenses decreased by $0.4 million or 29% for the three months ended March 31, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.3 million. Salary and fringe costs associated with a small reduction in staff size of the research and development department contributed to the remainder of the decrease.

General and administrative (including non-cash stock-based compensation charges totaling $139 and $412 for the three months ended March 31, 2004 and 2003, respectively)

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
General and Administrative	$1,863	$2,351	(21)%
Percentage of total revenues	53%	59%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

     General and administrative expenses decreased by $0.5 million or 21% for the three months ended March 31, 2004 compared to the same period last year. Non-cash stock-based compensation decreased by $0.3 million. Facility costs decreased by $0.2 million associated with the closing of a facility in Utah in a restructuring completed in 2003. A smaller decrease in networking costs due to a smaller total company staff were offset by increases in costs for staff size due to the reclass of certain employees to the general and administrative area during 2004.

Depreciation expense

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Depreciation	$219	$478	(54)%
Percentage of total revenues	6%	12%

     Depreciation expense decreased $0.3 million, or 54%, for the three months ended March 31, 2004, compared to the same period last year due to the write-off of certain fixed assets related to the closure of the Company’s Utah office in 2003, and the overall reduction of assets used in business due to our restructurings.

Amortization of intangible assets

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Amortization of intangible assets	$3	$1	200%
Percentage of total revenues	0%	0%

     Amortization of intangible assets relates to the amortization of patents and trademarks.

Restructuring and impairment charges

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Restructuring charges	$(17)	$1,211	(101)%
Percentage of total revenues	(0)%	31%

     In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the reduction of estimated sublease rentals.

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The second restructuring plan was completed by September 30, 2003. In November 2003, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan.

     The third plan was implemented in December 2003 and was designed to consolidate international operations to the New York office. Accordingly the Company closed the London, England office incurring a restructuring charge of $0.1 million primarily related to severance. The charge is recorded on our income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

     Certain adjustments relating to termination benefits were recorded against the remaining restructuring accruals in 2004.

Interest and other income, net

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Interest and other income, net	$19	$23	(17)%
Percentage of total revenues	1%	1%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, decreased slightly for the three months ended March 31, 2004 compared to the same period last year due to a decrease in average cash, cash equivalents, and marketable securities balances as well as a decline in market interest rates.

Interest expense

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Interest expense	$(250)	$(163)	53%
Percentage of total revenues	(7)%	(4)%

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes. The notes were executed and funded during the first quarter of 2003. In March 2004, $0.9 million of convertible notes were exchanged for common stock by the note-holder.

Loss on early extinguishment of debt

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Loss on early extinguishment of debt	$—	$(1,682)	(100)%
Percentage of total revenues	—%	(41)%

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 726,330 shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1.0 million principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes. The convertible notes were issued in three tranches of $0.9 million each and are scheduled to mature December 31, 2007. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     In accordance with the provisions of APB Opinion No. 26 “Early Extinguishment of Debt,” and EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss for the quarter ended March 31, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 million related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1,351,351 shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

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

Loss on conversion of debt

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Loss on conversion of debt	$(598)	$—	N/A
Percentage of total revenues	(17)%	—%

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. The Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued upon the closing price of the Company’s common stock on the day of the sale in the amount of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(6,603)	$1,424	(564)%
Percentage of total revenues	(184)%	36%

     As noted above, in March 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes with Company common stock. Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion.

     For the three months ended March 31, 2004, the Company recorded a loss based on the change in the fair values of the remaining conversion options and original warrants of $3.9 million and $1.3 million, respectively, in the Company’s consolidated statements of operations. For the three months ended March 2003, the Company recorded income based on the decrease in fair values of the conversion options of its convertible notes of $1.2 million and warrants of $0.2 million.

Provision for income taxes

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Provision for income taxes	$10	$—	N/A	%
Percentage of total revenues	—%	—%

     Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	Three Months Ended
	March 31,
	2004	2003	% Change
	(dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$19	$90	(79)%
Percentage of total revenues	1%	2%

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

     The adjustment to net loss on disposal of discontinued operations for the three months ended March 31, 2004, represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	We may be required to redeem $1.8 million in outstanding convertible debt as early as June 2004 and doing so could adversely affect our ability to fund operations.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our business is difficult to evaluate because we have a limited operating history and have only recently launched our search toolbar and creative innovator products.

•	Our competitors in the search business include much larger companies like Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!/Overture.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	Our financial performance and reduction of our workforce may affect the morale and performance of our personnel.

•	We may need to enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•	We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.

•	We will need to keep pace with rapid technological change in the internet search and advertising industries.

•	Our ad campaign management and deployment solution may not be successful and may cause business disruption.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our stock price is volatile, which could subject us to class action litigation.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

•	We may be unable to protect our intellectual property rights.

•	We may be liable for infringing the intellectual property rights of others.

•	Regulatory and legal uncertainties could harm our business.

•	Internet security poses risks to our entire business.

Recent Accounting Pronouncements

     At its March 31, 2004 meeting, the FASB ratified the consensuses reached by the Emerging Issues Task Force in EITF Issue No. 03-6 (EITF 03-6), “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” EITF 03-6 concludes that a forward contract to issue an entity’s own shares that has a provision that reduces the contract price per share when dividends are declared on the issuing entity’s common stock is a participating security, and therefore, earnings per share must be calculated using the two-class method under FASB Statement No. 28. EITF 03-6 must be applied in the first reporting period beginning after March 31, 2004, by restating previously reported earnings per share to apply the two-class method to any participating securities that were outstanding for any period presented in comparative financial statements. We are currently assessing the impact of EITF 03-6 on our earnings per share calculation.

     SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was revised in December 2003. The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations. These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003. The adoption of this statement as of January 1, 2004 did not have a significant impact on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $11.3 million at March 31, 2004, down from $9.5 million at December 31, 2003.

	March 31,
	2004	2003
	(dollars in millions)
Cash used in operating activities	$(1.8)	$(4.6)
Cash used by investing activities	(5.4)	(0.3)
Cash provided by (used in) financing activities	3.8	(0.2)

Operating activities

     In the three months ended March 31, 2004, cash used in operating activities was $1.8 million, a decrease of $2.8 million compared to the three months ended March 31, 2003. The decrease is primarily due to an overall reduction in our net loss, less the change in fair value of the conversion feature and warrants. The decrease in the net loss number was due to our restructurings that resulted in a decrease in expenses related to sales and marketing, research and development, and general and administrative.

     In the three months ended March 31, 2003, cash used by operating activities was $4.6 million. Use of cash stemmed principally from an operating loss of $6.5 million offset by a charge of $1.7 million related to loss on early extinguishment of debt.

     Investing activities

     In the three months ended March 31, 2004, cash used by investing activities was $5.4 million, primarily due to net purchases of marketable securities of $5.3. Capital expenditures were $ 0.1 million.

     In the three months ended March 31, 2003, cash used by investing activities was $0.3 million. The decrease was primarily due to a net purchase of marketable securities of $0.5 million.

     Financing activities

          In the three months ended March 31, 2004, net cash provided by financing activities was $3.8 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 17, 2004 for $3.7 million.

     In the three months ended March 31, 2003, net cash used by financing activities was $0.2 million. This primarily resulted from the payment of costs associated with two financings completed on March 25 and March 26, 2003.

     On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfied certain financial and other conditions. The convertible notes were to mature on December 31, 2007, unless earlier converted into shares of Company common stock at a price of $2.26 per share. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share.

     The Company was required to provide registration rights under the Securities Act of 1933 for shares of Company common stock covering (i) the conversion of $7.0 million in principal, (ii) 0.7 million warrants, and (iii) any potential payment of interest in the form of common stock.

     The convertible notes defined several events of default, including but not limited to: (i) failure of the Company’s registration statement to be declared effective by the Securities and Exchange Commission (“SEC”), (ii) delisting from The NASDAQ National Market or other national exchange, (iii) change in control, (iv) event of conversion default such as lack of authorized capital, (v) event of bankruptcy, (vi) failure to pay principal and interest on the convertible notes when payments become due, (vii) judgments against the Company in excess of $1.0 million and

(viii) material breach of any representation, warranty, covenant or other term. Upon an event of default, the convertible notes would immediately become due and payable, after a grace period to cure the default lapsed.

     On February 28, 2003, the Company received notices of default from two of the three investors. The notices alleged that the Company was in default of the notes because it had breached certain representations and warranties in the Securities Purchase Agreement.

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the notice of default was withdrawn and Viewpoint redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1.0 million principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes. The convertible notes were issued in three tranches of $0.9 million each and are scheduled to mature December 31, 2007. The warrants to purchase 726,330 shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

     Interest on the new convertible notes is payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock, provided the Company satisfies certain financial and other conditions. If interest is paid in shares of Company common stock, the number of shares to be issued shall be calculated by dividing the interest payable by 95% of the arithmetic average of the dollar volume-weighted average price of Company common stock on each of the five consecutive trading days immediately preceding the interest payment date. The new convertible notes mature on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first, second, and third tranche were determined on the basis of the arithmetic average of the dollar volume-weighted average price of Company common stock for the ten trading days following May 16, 2003, August 16, 2003, and November 16, 2003, respectively, in each case subject to a minimum conversion price of $1.00 and a maximum conversion price of $2.26. The conversion price of the first $0.9 million tranche of notes is $1.10. The conversion price of the second and third tranche of notes is $1.00.

     At the noteholders’ option, up to 20% of the net proceeds from any new capital raised by the Company may be used to redeem outstanding notes at par plus accrued interest.

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

     The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. Concurrently with any such redemption, the Company is required to deliver to the investors warrants, with an exercise price of $2.26 and a term equal to the remaining term of the notes being redeemed, to subscribe for a number of shares of common stock equal to 100% of the principal amount being redeemed divided by the conversion price of the notes then in effect.

     Each tranche of the notes is convertible at the Company’s election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     The investors could have required the Company to sell to the investors an additional 4.95% convertible notes having an aggregate principal amount of up to $2.8 million, and warrants to purchase up to 290,533 shares of Company common stock. This right expired unexercised on January 14, 2004.

     The Company had the right to sell additional 4.95% convertible notes having an aggregate principal amount of up to $7.0 million and warrants to purchase up to 726,330 shares of Company common stock prior to June 30, 2003, if the dollar volume-weighted average price of Company common stock exceeded $3.25 on each of not less than 15 trading days in any 20 consecutive trading-day period. This right expired unexercised on June 30, 2003.

     The Company was required to file a registration statement by April 14, 2003, covering the resale of the shares of common stock issued to the investors in exchange for the $1.0 million principal of convertible notes, the shares of common stock issuable to the investors upon the conversion of the notes, the shares of common stock underlying the warrants issued and to be issued, and any shares of common stock that may be issued as payment of interest on the notes. The Company was required to pay cash penalties if the registration statement was not declared effective by June 30, 2003. The registration statement was declared effective July 14, 2003, and the Company was required to pay penalties of $0.2 million, of which $0.1 million was charged to interest expense in the second quarter of 2003 and $0.1 million was charged to interest expense in the third quarter of 2003.

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. The Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s common stock on the day of the sale in the amount of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     In November 2003, the Company sold 3.0 million shares of common stock in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2.5 million, or $0.80 per share. The noteholders chose not to exercise their right to redeem their notes in an amount up to 20% of the $2.5 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. The subordinated notes are scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The notes contain certain events of default, including, but not limited to: (i) failure to pay principal and interest on the notes when payments become due, (ii) judgments against the Company in excess of $1.0 million, (iii) event of bankruptcy, and (iv) material breach of representations, covenants or other terms. Upon an event of default, the notes will become immediately due and payable. The Company filed a registration statement covering the resale of the issued shares on May 9, 2003, which was declared effective by the SEC on July 30, 2003. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaling $0.1 million for the period ended December 31, 2004, were accounted for using the effective interest method.

     In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

     The Company implemented three restructuring plans in 2003. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the fair value of remaining lease commitments reduced by estimated sublease rental income. The Company believes that it may be necessary to adjust our estimate of sublease income in the future as our ability to sublease the property is contingent upon real estate and other market conditions in Utah.

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 research and development, sales and marketing, and general and administrative positions. The Company incurred a restructuring charge of $0.4 million related to severance. The charge is recorded on our income statement as a restructuring charge. The second restructuring plan was completed by September 30, 2003.

     The third plan was implemented in December 2003 and was designed to consolidate international operations to the New York office. Accordingly the Company closed the London, England office incurring a restructuring charge of $0.1 million primarily related to severance. The charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

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

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on March 2, 2004, to furnish its press release concerining its results of operations for the quarterly and annual period ending on December 31, 2003.

     On March 18, 2004, the Registrant filed a report on Form 8-K reporting that it closed a private placement of common stock with an institutional investor on March 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: May 14, 2004	By:	/s/ JAY S. AMATO
Jay S. Amato
President and Chief Executive Officer

Dated: May 14, 2004	By:	/s/ WILLIAM H. MITCHELL
William H. Mitchell
Chief Financial Officer

Dated: May 14, 2004	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan
Chief Accounting Officer