Form 10-Q
period 2004-06-30
VIEWPOINT CORP
filed 2004-08-13
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

As of August 12, 2004, 54,210,955 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,759	$8,530
Marketable securities	6,768	958
Accounts receivable, net of reserve of $366 and $1,611, respectively	969	650
Related party accounts receivable	54	914
Prepaid expenses and other current assets	416	694

Total current assets	9,966	11,746
Restricted cash	319	388
Property and equipment, net	1,603	1,859
Goodwill, net	31,276	31,276
Intangible assets, net	220	186
Other assets, net	208	288

Total assets	$43,592	$45,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915	$1,177
Accrued expenses	843	1,094
Deferred revenues	312	423
Related party deferred revenues	4,974	4,952
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,820	8,422
Deferred rent	388	400
Related party deferred revenues	2,253	4,706
Convertible notes	—	2,837
Warrants to purchase common stock	659	110
Subordinated notes	2,068	1,801

Total liabilities	13,188	18,276
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 75,000 shares authorized - 54,356 shares issued and 54,196 shares outstanding at June 30, 2004, and 49,965 shares issued and 49,805 shares outstanding at December 31, 2003	54	50
Paid-in capital	284,891	274,351
Deferred compensation	(8)	(275)
Treasury stock at cost; 160 at June 30, 2004 and December 31, 2003	(1,015)	(1,015)
Accumulated other comprehensive loss	(77)	(65)
Accumulated deficit	(253,441)	(245,579)

Total stockholders’ equity	30,404	27,467

Total liabilities and stockholders’ equity	$43,592	$45,743

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Licenses	$144	$217	$384	$1,849
Related party licenses	872	1,010	1,779	1,060
Services	1,066	842	2,589	2,197
Related party services	686	2,405	1,600	3,393
Search	—	—	8	—
Advertising systems	37	—	37	—

Total revenues	2,805	4,474	6,397	8,499

Cost of revenues:
Licenses	3	28	4	75
Services	792	2,372	1,543	3,548
Advertising systems	6	—	6	—

Total cost of revenues	801	2,400	1,553	3,623

Gross profit	2,004	2,074	4,844	4,876

Operating expenses:
Sales and marketing	945	2,341	1,996	5,988
Research and development	860	999	1,773	2,311
General and administrative	1,845	3,187	3,727	5,538
Depreciation	205	444	424	922
Amortization of intangible assets	1	7	4	8
Restructuring charges	—	—	(17)	1,211

Total operating expenses	3,856	6,978	7,907	15,978

Loss from operations	(1,852)	(4,904)	(3,063)	(11,102)

Other income (expense), net:
Interest and other income; net	27	11	46	34
Interest expense	(236)	(323)	(486)	(486)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	3,050	(1,081)	(3,553)	343
Loss on early extinguishment of debt	—	—	—	(1,682)
Loss on conversion of debt	(212)	—	(810)	—

Total other income (expense)	2,629	(1,393)	(4,803)	(1,791)
Net income (loss) before provision for income taxes	777	(6,297)	(7,866)	(12,893)
Provision for income taxes	25	13	35	13

Net income (loss) from continuing operations	752	(6,310)	(7,901)	(12,906)
Adjustment to net income (loss) on disposal of discontinued operations, net of tax	20	26	39	116

Net income (loss)	$772	$(6,284)	$(7,862)	$(12,790)

Basic net income (loss) per common share:	$0.01	$(0.14)	$(0.15)	$(0.29)
Diluted net income (loss) per common share	$0.01	$(0.14)	$(0.15)	$(0.29)

Weighted average number of shares outstanding	52,651	45,986	51,433	43,688

Weighted average number of shares outstanding — assuming dilution	56,740	45,986	51,433	43,688

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(7,862)	$(12,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	282	1,868
Restructuring charges (release)	(17)	1,211
Depreciation and amortization	428	930
Provision for bad debt	(4)	734
Interest expense paid with common stock	18	—
Changes in fair values of warrants to purchase common stock and and conversion feature of convertible debt	3,553	(343)
Loss on early extinguishment of debt	—	1,682
Amortization of debt discount and issuance costs	310	196
Loss on conversion of debt	330	—
Issuance of stock below market price on conversion of debt	480	—
Changes in operating assets and liabilities:
Accounts receivable	(315)	918
Related party accounts receivable	860	(134)
Prepaid expenses	278	(333)
Accounts payable	(262)	838
Accrued expenses	(246)	(79)
Due to/from related parties	—	104
Deferred revenues	(111)	124
Related party deferred revenues	(2,431)	548

Net cash used in operating activities	(4,709)	(4,526)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	950	875
Purchases of marketable securities	(6,771)	(1,670)
Net decrease in restricted cash	69	499
Purchases of property and equipment	(168)	(396)
Sale of property and equipment	—	7
Unrealized gain on short-term investments	2	—
Purchases of patents and trademarks	(38)	(3)

Net cash used in investing activities	(5,956)	(688)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,675	—
Proceeds from issuance of subordinated notes and common stock	—	3,415
Repayment of convertible notes	—	(3,300)
Payment of issuance costs on convertible notes	—	(508)
Proceeds from exercise of stock options	222	—

Net cash provided by (used in) financing activities	3,897	(393)
Effect of exchange rates changes on cash	(3)	(14)
Net decrease in cash and cash equivalents	(6,771)	(5,621)
Cash and cash equivalents at beginning of period	8,530	10,678

Cash and cash equivalents at end of the period	$1,759	$5,057

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$35	$54
Cash paid during the year for interest	80	56
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in repayment of convertible notes	$2,700	$—
Cancellation of common stock option awards	17	—
Deferred compensation recognized related to adjustment of an option grant	32	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	—	1,000
Closing costs for convertible notes and subordinated notes accrued and not yet paid	—	150
Unrealized gains (losses) on marketable securities	(11)	1

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

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or other future periods.

     Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

Liquidity

     The Company had cash, cash equivalents and marketable securities of $8.5 million at June 30, 2004. During the six months ended June 30, 2004, net cash used in operations amounted to $4.7 million. Though the Company has converted $2.7 million in convertible debt to equity during 2004, it has had significant quarterly and annual operating losses since its inception, and as of June 30, 2004, had an accumulated deficit of $253.4 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

     The Company believes that its current cash, cash equivalents, and marketable securities balances will be sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months.

     The Company has contingency plans for 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although, there are no assurances that the Company can obtain such financing with reasonable terms.

     The Company currently has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

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

     Viewpoint has generated revenues through four sources: (a) software licenses, (b) services, (c) search advertising, and (d) advertising systems revenue. License revenues are generated from licensing the rights to use products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the company’s products. Search revenue, as explained in more detail below, is derived from a share of the fees charged by Yahoo!/Overture to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions.

     License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell the Viewpoint technology. Up-front, non-refundable payments are recognized as license revenues when the VAR’s right to resell the company’s technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

     Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers and the rates that advertisers pay for those advertisements provided all other revenue recognition criteria are met.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Viewpoint also offers an online advertising campaign management and deployment product. This advertising system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customer on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied.

     Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company’s arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Stock-Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (“FIN 44”), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the fair value of the Company’s stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company has accounted for its employee stock option grants under the fair value method of SFAS No. 123. The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company’s employee options is amortized to expense over the options’ vesting periods. If the Company elected to record stock-based compensation charges in accordance with SFAS 123, the pro forma non-cash stock-based employee compensation charges and net income (loss) per common share would approximate the following (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$772	$(6,284)	$(7,862)	$(12,790)
Add: Non-cash stock-based employee compensation charges included in reported net income (loss), net of related tax effects	55	858	281	1,868
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(743)	(1,911)	(1,668)	(3,885)

Pro forma net income (loss)	$84	$(7,337)	$(9,249)	$(14,807)

Net income (loss) per share:
Basic as reported	$0.01	$(0.14)	$(0.15)	$(0.29)
Diluted as reported	$0.01	$(0.14)	$(0.15)	$(0.29)
Basic pro forma	$0.00	$(0.16)	$(0.18)	$(0.34)
Diluted pro forma	$0.00	$(0.16)	$(0.18)	$(0.34)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income (Loss) Per Common Share

     Basic net income or loss per common share is computed using the weighted average number of shares outstanding and diluted net income or loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.6 million for the six months ended June 30, 2004, and common equivalent shares related to stock options and warrants totaling 4.5 million and 4.5 million for the three and six months ended June 30, 2003, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive. Common equivalent shares of 4.1 million for the three months ended June 30, 2004 were included in the computation of diluted net loss per common share because their effect was dilutive.

     In March 2004, the Company sold 1.5 million shares of common stock, in a private placement to an institutional investor for $3.7 million or $2.45 per share. The institutional investor was one of the holders of the convertible notes. Prior to the closing of the March 2004 private placement the institutional investor converted $0.9 million of outstanding notes and received 0.9 million shares of Company common stock in the exchange.

     In June 2004, the Company exercised its right to convert the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock.

Derivatives

     In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” were recently issued. SFAS No. 149 and 150 did not impact the financial statements.

     In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a consensus on recognition and measurement guidance discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s business, financial position, cash flows or result of operations

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. The Company does not have any entities as of June 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The EITF will not have an effect on the Company’s financial statements.

     In July 2004, EITF of the FASB reached a tentative conclusion on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that would require the shares issuable under contingently convertible debt to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. If the EITF’s tentative conclusion is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF. Since such shares would have been anti-dilutive during the periods that the convertible debt and warrants were outstanding, the EITF will not have an effect on the Company’s financial statements.

2. Cash, Cash Equivalents and Marketable Securities

The cost and fair value of the Company's cash, cash equivalents and marketable securities as of June 30, 2004, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity
Type of security:
Cash	$266	$—	$—	$266
Money Market Funds	294	—	—	294
Corporate Bonds and Notes	1,024	—	(1)	1,023
Equity Securities	99	—	—	99
U.S. Government Agencies	6,855	—	(10)	6,845	2005

	$8,538	$—	$(11)	$8,527

Classification in Balance Sheet:
Cash and Cash Equivalents	$1,759	$—	$—	$1,759
Marketable Securities	6,779	—	(11)	$6,768

	$8,538	$—	$(11)	$8,527

     The cost and fair value of the Company's cash, cash equivalents and marketable securities as of December 31, 2003, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)	Fair Value	Maturity
Type of security:
Cash	$314	$—	$—	$314
Money Market Funds	6,718	—	—	6,718	2004
Corporate Bonds and Notes	1,400	—	—	1,400	2004
Equity Securities	99	—	(1)	98
U.S. Government Agencies	958	—	—	958	2004

	$9,489	$—	$(1)	$9,488

Classification in Balance Sheet:
Cash and Cash Equivalents	$8,531	$—	$(1)	$8,530
Marketable Securities	958	—	—	$958

	$9,489	$—	$(1)	$9,488

3. Goodwill and Intangible Assets

     As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” all remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     During the three months and six months ended June 30, 2004, the market value of the Company’s equity securities did not decline below the Company’s book value.

     During the three and six months ended June 30, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of June 30, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

     The changes in the carrying amounts of goodwill and intangible assets during the three and six months ended June 30, 2004, are as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	—	38	38
Amortization	—	(3)	(3)

Balance as of March 31, 2004	$31,276	$221	$31,497

Additions during period	—	—	—
Amortization	—	(1)	(1)

Balance as of June 30, 2004	$31,276	$220	$31,496

     The changes in the carrying amounts of goodwill and intangible assets for the three and six months ended June 30, 2003, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2002	$31,276	$165	$31,441
Additions during period	—	11	11
Amortization	—	(1)	(1)

Balance as of March 31, 2003	$31,276	$175	$31,451

Additions and adjustments during period	—	(8)	(8)
Amortization	—	(7)	(7)

Balance as of June 30, 2003	$31,276	$160	$31,436

     As of June 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Patents and Trademarks	$234	$(14)	$220	$196	$(10)	$186

Total Intangible Assets	$234	$(14)	$220	$196	$(10)	$186

     Amortization of patents and trademarks is estimated to be $10,000 a year for the next five years.

4. Long Term Debt

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. The Company recorded a loss for the quarter ended June 30, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

     Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock provided the Company satisfies certain financial and other conditions. The new convertible notes matured on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first $0.9 million tranche of notes is $1.10. The conversion price of the second and third tranche of notes is $1.00.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Each tranche of the notes was convertible at the Company’s election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it was assumed that the Company would be required to net-cash settle the underlying securities.

     The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company’s consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. In the first quarter of 2004, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature from January 1, 2004 through the date of the conversion. For the three months ended March 31, 2004 the Company also recorded a loss related to a change in the fair value of the conversion feature and warrants of $3.7 million and $1.3 million, respectively.

     In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     During the period beginning on April 15, 2004 through May 20, 2004 — a period which covered 25 consecutive trading days — the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In the second quarter of 2004, the Company recorded a gain of $2.3 million related to the change in the fair value of the conversion feature during the period from April 1, 2004 through June 18, 2004, the date of the conversion. The Company recorded a gain based on the change in the fair values of the original warrants of $0.7 million, in the Company’s consolidated statements of operations for the three months ended June 30, 2004.

     In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

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

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively, were accounted for using the effective interest method.

5. Related Party Transactions

     During the three and six months ended June 30, 2004 the Company recorded revenues totaling $1.6 million and $3.4 million, respectively, related to agreements with America Online, Inc (“AOL”) that were entered into prior to December 31, 2003.

     An employee of AOL served on the Board of Directors of the Company, until the Director’s term expired in December 2003. Accordingly, revenue associated with contracts entered into with AOL after December 31, 2003 is treated as third party revenue.

     As of June 30, 2004, the Company had $0.1 million in accounts receivable relating to transactions with AOL for contracts entered into with AOL prior to December 31, 2003. In addition the Company had $7.2 million in deferred revenues relating to transactions with AOL for contracts entered into with AOL prior to December 31, 2003.

     In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. The Company recognized $0.9 million and $1.8 million in related party license revenue for the three and six months ended June 30, 2004, respectively, and $0.2 million and $0.4 million in related party service revenue for the three and six months ended June 30, 2004, respectively, relating to this agreement. At June 30, 2004, related party deferred revenue related to this transaction amounted to $7.0 million.

     During the three and six months ended June 30, 2003, the Company recorded related party revenues totaling $3.4 million and $4.5 million, respectively, related to agreements with AOL.

     At December 31, 2003, the Company had $0.9 million in related party accounts receivable and $9.7 million in related party deferred revenues relating to transactions entered into with AOL and Computer Associates.

6. Restructuring and Impairment Charges

     In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rentals, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. In September 2003, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and adjusted the restructuring charge by $0.2 million related to the reduction of estimated sublease rentals as of September 30, 2003. The Company believes that it may be necessary to adjust the estimate of sublease income in the future as the Company’s ability to sublease the property in Utah is contingent upon real estate and other market conditions in Utah.

The restructuring reserve activity for the six months ended June 30, 2004 for the first plan related to lease costs. The activity in the first plan was as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Costs
Restructuring and impairment charges at
December 31, 2003	$508
Cash paid	$(30)
Balance at March 31, 2004	$478

Cash paid	$(32)
Balance at June 30, 2004	$446

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge is recorded on the income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan.

The restructuring activity for the second restructuring plan related to employee severance and termination benefits up to March 31, 2004. There was no activity for the second restructuring plan in the second quarter of 2004.

     The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring charge of $0.1 million related to severance arrangements. This severance payment was made in January 2004. As the lease relating to this office terminated in February 2004 the Company did not incur a charge related to rent expense. The severance charge is recorded on the income statement as a restructuring charge. There was no activity for the third restructuring plan in the second quarter of 2004.

7. Comprehensive Loss

Total comprehensive loss for the three and six months ended June 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$772	$(6,284)	$(7,862)	$(12,790)
Foreign currency translation adjustment	—	(6)	(3)	(14)
Unrealized gain (loss) on marketable securities	(2)	—	(9)	1

Comprehensive net income (loss)	$770	$(6,290)	$(7,874)	$(12,803)

8. Segment Reporting

     In 2003, the Company began to manage and analyze the business in segments. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the company’s sales employees and indirectly through VAR’s, for which the Company pays a commission. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are generally sold directly by the company’s sales team and occasionally by VAR’s. Services revenues are generally earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Due to the nature of the business, for the three months ended June 30, 2004, the Company did not have employees dedicated to the Search advertising segment.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not currently evaluate the performance of its segments beyond gross profit. The Company does not allocate research and development, sales and marketing or general and administrative costs, specifically, to either segment as it does not use that information to make key operating decisions and does not believe that allocating these expenses is necessary in evaluating performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues:
Licenses	$144	$217	$384	$1,849
Related party licenses	872	1,010	1,779	1,060
Services	1,066	842	2,589	2,197
Related party services	686	2,405	1,600	3,393
Search advertising	—	—	8	—
Advertising systems	37	—	37	—

Total revenues	2,805	4,474	6,397	8,499

Cost of Revenues:
Licenses	3	28	4	75
Services	792	2,372	1,543	3,548
Advertising systems	6	—	6	—

Total cost of revenues	801	2,400	1,553	3,623

Licenses	1,013	1,199	2,159	2,834
Services	960	875	2,646	2,042
Search advertising	—	—	8	—
Advertising systems	31	—	31	—

Total gross profit	$2,004	$2,074	$4,844	$4,876

Gross profit margin
Licenses	100%	98%	100%	97%
Services	55	27	63	37
Search advertising	—	—	100	—
Advertising systems	84	—	84	—

Total gross profit	71%	46%	76%	57%

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

     On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar.” The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo!/Overture and its wholly-owned subsidiary, Overture Services, Inc. Under its Agreement with Yahoo!/Overture, Viewpoint receives a share of the fees advertisers pay to Yahoo!/Overture to be listed in the search results as a “sponsored link.” In April 2004, the Company ended the test phase, and began delivering the Viewpoint Toolbar Version 1.0. Adding a number of upgrades, including decreasing the file size of the toolbar and adding text to the image results of the tray, on July 1, the Company rolled out Viewpoint Toolbar Version 2.0. Search revenue reported to the Company by search results provider in the second quarter of 2004 did not meet the criteria for fixed and determinable revenue, and was therefore not recorded as revenue. The Company is in the process of obtaining documentation in order to meet the fixed and determinable criteria for Search revenue during the second quarter and future quarters.

     Viewpoint also offers an online advertising campaign management and deployment product. Advertising systems permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising content, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Advertising systems product enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime,” an extension of advertising systems that permits users to manage and deploy online video advertising campaigns.

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of June 30, 2004, had an accumulated deficit of $253.4 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered in entering new businesses. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three and six months ended June 30, 2004 and 2003, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Statements of Operations Data
Revenues:
Licenses	5%	5%	6%	22%
Related party licenses	31	23	28	12
Services	39	18	40	26
Related party services	24	54	25	40
Search	—	—	—	—
Advertising systems	1	—	1	—

Total revenues	100	100	100	100

Cost of revenues:
Licenses	—	1	—	1
Services	28	53	24	42
Advertising systems	—	—	—	—

Total cost of revenues	28	54	24	43

Gross profit	72	46	76	57

Operating expenses:
Sales and marketing	34	52	31	70
Research and development	31	22	28	27
General and administrative	66	71	58	65
Depreciation	7	10	7	11
Restructuring charges related to office closure	0	0	—	14

Total operating expenses	138	155	124	187

Loss from operations	(66)	(109)	(48)	(130)
Other income (expense):
Interest and other income, net	1	0	1	—
Interest expense	(8)	(7)	(8)	(6)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	109	(24)	(56)	4
Loss on early extinguishment	—	—	—	(20)
Loss on conversion	(8)	—	(13)	—

Other income (loss)	94	(31)	(76)	(22)

Income (loss) before provision for income taxes	28	(140)	(124)	(152)
Provision for income taxes	1	0	1	—

Net loss from continuing operations	27	(140)	(125)	(152)
Adjustment to net loss on disposal of discontinued operations	1	1	1	1

Net income (loss)	28%	(139)%	(124)%	(151)%

Critical Accounting Policies And Estimates

     Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its critical accounting policies and estimates, including those related to revenue recognition and goodwill and other intangible assets. The Company bases estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in the 2003 Annual Report on Form 10-K/A.

     Described below are the areas where the Company believes that the estimates, judgments or assumptions that the Company has made, if different, would have yielded the most significant differences in the Company’s financial statements:

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

Financial Results

     Viewpoint reported total revenue of $2.8 million for the second quarter 2004, compared to $4.5 million for the second quarter 2003. Viewpoint reported total revenue of $6.4 million for the six months ended June 30, 2004, compared to $8.5 million for the six months ended 2003. Gross profit for the second quarter of 2004 was $2.0 million compared to $2.1 million for the same period of 2003. Gross profit for the six months ended June 2004 was $4.8 million, compared to $4.9 million for the six months ended June, 2003. The comparatively consistent level of gross profit in 2004 compared to 2003, despite lower revenues, stemmed from higher margin services contracts in 2004.

     Operating loss for the six months ended June 30, 2004 was $3.1 million compared to $11.1 million for the six months ended June 30, 2003. The lower level of operating losses came from a reduction in operating expenses due to steps management implemented in 2003 to reduce costs. Additionally in 2003 the Company recognized $1.2 million in restructuring costs that were not recognized in 2004.

     The Company recognized net income of $0.8 million, or $0.01 per share, in the second quarter of 2004, compared to a net loss of $6.3 million, or $(0.14) per share for the second quarter of 2003. The net income in the second quarter of 2004 was primarily due to a non-cash gain of $3.1 million to recognize the impact of the Company’s decreased stock price attributable to its March, 2003 convertible debt and warrant financing. During the second quarter of 2003 the Company recognized a comparable non cash loss of $1.1 million attributable to increases in the company’s stock price.

     For the six months ended June 30, 2004, the Company incurred a net loss of $7.9 million, or $(0.15) per share, compared to a net loss of $12.8 million, or $(0.29) per share, for the six months ended June 30, 2003. The lower level of net income was principally due to improved operating losses, offset by an increase in other expenses principally due to the impact of an increase in the company’s stock in the first six months of 2004 on the cost attributable to its March 2003 financing.

     In March 2004, the Company completed a private placement whereby it directly issued 1.5 million shares of common stock to an institutional investor who had participated in the March 2003 financing. The issuance was for an aggregate purchase price of $3.7 million and did not require banking placement fees. Additionally, prior to the completion of the private placement the institutional investor exercised its right to convert approximately $0.9 million of Viewpoint convertible debt it had acquired in March 2003 into shares of Viewpoint common stock. This conversion resulted in a non-cash loss on conversion of share of $0.6 million.

     During the period beginning on April 15, 2004 through May 20, 2004 — a period which covered 25 consecutive trading days — the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. The Company recorded a gain of $3.0 million related to the change in the fair value of the conversion feature during the three months ended June 18, 2004 through the date of the conversion. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

     Viewpoint’s cash, cash equivalents, and marketable securities as of June 30, 2004 were $8.5 million compared to cash, cash equivalents, and marketable securities of $9.5 million at December 31, 2003. This decrease can be attributed to the Company’s operating loss less the recognition of deferred revenue, which was a non-cash item during the six months ended June 30, 2004, offset by the first quarter’s private placement.

Revenues

	June 30,		%
	2004	2003	Change
	(dollars in thousands)
Three months ended:
Licenses	$144	$217	(34)%
Related party licenses	872	1,010	(14)
Services	1,066	842	27
Related party services	686	2,405	(71)
Search	—	—	N/A
Advertising systems	37	—	N/A

Total revenues	$2,805	$4,474	(37)%

Six months ended:
Licenses	$384	$1,849	(79)%
Related party licenses	1,779	1,060	68
Services	2,589	2,197	18
Related party services	1,600	3,393	(53)
Search	8	—	N/A
Advertising systems	37	—	N/A

Total revenues	$6,397	$8,499	(25)%

     The Company generates revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. Prior to 2004, licenses were generally 15 months in duration. Revenues were recognized upon the completion of the sales and delivery process so long as all other revenue recognition criteria were satisfied. The Company supplemented its license revenue by providing content development services to licensees. The service revenues were recognized on a percentage of completion basis as computed by comparing the incurred costs of the project to the total estimated project cost and applying this percentage against the total contracted revenue.

     During 2004 the Company continues to recognize license sales upon delivery so long as all other revenue recognition criteria are satisfied. Since January 2004, licenses are generally sold for a 12 month period. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales will be amortized over a 12 month period, due to the nature of when and if available upgrades.

     During 2003 the Company began to migrate its license and services sales efforts toward larger customers. The customers the Company began targeting had longer sales cycles and often elected to procure limited use or project licenses for the Company’s software. This enabled the customers to understand the software’s capabilities before they committed to larger and longer license purchases. These limited use projects are generally for services as the Company develops content for the customers to use with the Company’s software. As the Company has been migrating its sales efforts towards these larger customers with a longer license sales cycle, the Company has experienced a decline in the mix of license revenues relative to total revenues. We believe that this mix will change in the future as the customers who are currently using the software in these limited use projects purchase larger and longer use licenses, which will help increase the mix of license revenues relative to total revenues. The Company adopted a consistent license pricing schedule at the beginning of 2004 to help broaden its potential customer base. If the Company is not able to increase the number of sales at the entry level, or sell larger and longer licenses to larger customers the Company may not be able to reverse the decline in License revenues.

     On March 17, 2004 Viewpoint entered the internet search business, by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase, and began delivering the Viewpoint Toolbar Version 1.0. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers and the rate advertisers pay for those advertisements. Search revenue reported to the Company by the search results provider in the second quarter of 2004 did not meet the criteria for fixed and determinable revenue, and was therefore not recorded as revenue. The Company is in the process of obtaining documentation in order to meet the fixed and determinable criteria for Search revenue in the second quarter of 2004 and future quarters.

     Viewpoint also offers an online advertising campaign management and deployment product. Advertising systems permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customer on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to continue to grow in future quarters.

     License revenues of $0.1 million decreased approximately $0.1 million or 34% for the three months ended June 30, 2004 compared to the same period last year. License revenues in 2004 were essentially generated from sales to smaller licensees or were larger licenses, but included upgrades when and if available, and therefore, are being recognized ratably over 12 months. The Company sold two licenses that were greater than $50,000 during the first six months of 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months. For the same period last year, the Company sold seven licenses totaling more than $0.1 million that were recognized upon delivery of the software, since the Company did not provide any significant post contract customer support.

     License revenues of $0.4 million decreased approximately $1.5 million or 79% for the six months ended June 30, 2004, compared to the same period last year. License revenues in 2004 were essentially generated from sales to smaller licensees or were larger licenses, but included upgrades when and if available, and therefore, are being recognized ratably over 12 months. Conversely, for the six months ending June 30, 2003, the Company sold eight licenses for more $50,000, totaling $1.6 million, which did not provide upgrades and were recognized upon delivery of the software. These licenses included two purchased by international Value Added Resellers (“VAR“s), two international sales through its London office and two multi-year licenses. The Company has ceased its emphasis of sales through reseller channels and closed the department that supported this process at its headquarters. It has also closed its London office in December 2003 due to costs involved in supporting that location. One of the multi-year licenses remains in place and another was subsequently modified.

     Related party license revenues of $0.9 million decreased approximately $0.1 million, or 14%, for the three months ended June 30, 2004 compared to the same period last year. During the first quarter of 2003 an America Online, Inc. (“AOL”) employee was also a Director of the Company. This employee’s term as Director ended in December 2003. Accordingly, revenue associated with contracts entered into with AOL prior to December 31, 2003 was recorded as related party revenue. The decrease in related party license revenues was due to AOL, working under a new agreement that was executed in October 2003, which, based on the terms of the agreement, require revenue to be recognized ratably through December 2005, as opposed to the previous agreement which required the Company to recognize revenues when payments were due. The agreement entered into in October 2003 will be recorded as related party revenue, as the terms were agreed upon and the contract signed when AOL was a related party.

     Related party license revenues of $1.8 million increased approximately $0.7 million, or 68%, for the six months ended June 30, 2004 compared to the same period last year. The six month increase is also attributable to the difference in the agreements AOL was working under, and was caused by a payment being due for the previous contract in the second quarter of 2003, but no payments became due in the first quarter of 2003.

     Service revenues of $1.1 million increased approximately $0.2 million or 27% for the three months ended June 30, 2004 compared to the same period last year. The increase is related to $0.2 million of service revenues from AOL, where the contract was executed after December 2003, and thus recorded as a non-related party revenue.

     Service revenues of $2.6 million increased approximately $0.4 million or 18% for the six months ended June 30, 2004 compared to the same period last year. The Company’s revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment in February 2004. Certain service revenues from AOL are also included in this category as America Online ceased being a related party in December 2003.

     Related party service revenues of $0.7 million and $1.6 million for the three and six months ended June 30, 2004, respectively decreased by approximately $1.7 million or 71%, and $1.8 million or 53%, respectively, compared to the same period last year. Revenues included in 2004 as related party service revenues relate to contracts that were entered into prior to December 2003. In addition, in the second quarter of 2003 AOL used the Company’s engineering professional services extensively, amounting to $1.5 million in revenue. These services were not used in 2004.

     The Company recognized its first advertising systems’ revenue in the second quarter of 2004. The Company expects this revenue to grow in future quarters.

Cost of revenues

	June 30,		%
	2004	2003	Change
	(dollars in thousands)
Three months ended:
Licenses	$3	$28	(89)%
Percentage of Licenses Revenues	—%	3%
Six months ended:
Licenses	$4	$75	(95)%
Percentage of Licenses Revenues	—%	3%
Three months ended:
Services	$792	$2,372	(67)%
Percentage of Services Revenues	45%	73%
Six months ended:
Services	$1,543	$3,548	(57)%
Percentage of Services Revenues	37%	63%
Three months ended:
Advertising systems	$6	$—	N/A
Percentage of Advertising Systems Revenues	16%	—%
Six months ended:
Advertising systems	$6	$—	N/A
Percentage of Advertising Systems Revenues	16%	—%

     Cost of revenues for licenses consists primarily of commissions to VAR’s. The decrease in cost of license revenues for the three and six months ended June 30, 2004 is attributable to a decrease in sales to VAR’s that require commission payments, as compared to the same periods last year.

     Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues decreased by $1.6 million for the three months ended June 30, 2004 as compared to the same period last year, due to the overall decrease in services revenues as well as the Company’s cost controls, including a reduced reliance on outside contractors in the services group. Cost of revenues for services decreased by $2.0 million for the six months ended June 30, 2004 as compared to the same period last year. The decrease in cost of revenues for services is attributable to the decrease in service revenues after excluding the impact on revenues of the $0.5 million payment for services performed in 2003 for which the Company received the final payment in February 2004. Costs associated with that project were recorded in 2003, but due to collectibility concerns the revenue was not recognized until cash was received. Services expenses as a percentage of services revenues decreased because of this payment, and due to more effective cost controls, including a reduced reliance on outside contractors, by the services group.

     Cost of revenues from advertising systems consists of the web-hosting fees associated with serving advertising content. The Company is continually evaluating pricing for hosting services in order to reduce these expenses to the greatest extent practicable.

     The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. As Search revenue increases the hosting services associated with this revenue will increase.

Sales and marketing

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Sales and Marketing	$945	$2,341	(60)%
Percentage of total revenues	34%	52%
Six months ended:
Sales and Marketing	$1,996	5,988	(67)%
Percentage of total revenues	31%	70%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $1.4 million or 60% for the three months ended June 30, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs, including travel and entertainment expenses, decreased by $1.3 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Consulting expenses decreased by $0.2 million related to decreases in marketing efforts for certain products that required consulting services in the second quarter of 2003. Non-cash stock-based compensation charges decreased $0.1 million due to headcount reductions in sales and marketing personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the dates of grant, or whose options became fully vested. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. These decreases were offset by an increase in marketing expense related to the Company’s search business of $0.3 million.

     Sales and marketing expenses decreased by $4.0 million or 67% for the six months ended June 30, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs, including travel and entertainment expenses, decreased by $3.2 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Consulting expenses, and marketing expenses, such as trade show expenses and public relations costs, decreased by $0.8 million related to decreases in marketing efforts for certain products compared to the same period last year. Non-cash stock-based compensation charges decreased $0.4 million due to headcount reductions in sales and marketing personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. These decreases were offset by an increase in marketing expense related to the Company’s search business of $0.5 million.

Research and development

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Research and development	$860	$999	(14)%
Percentage of total revenues	31%	22%
Six months ended:
Research and development	$1,773	$2,311	(23)%
Percentage of total revenues	28%	27%

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

     The Company’s research and development efforts have historically been primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. During 2003, the Company had been developing significant enhancements to the video playback functionality of Viewpoint Media Player (which the Company made available in June 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content. Additionally, the Company built an ad serving system, which is capable of deploying advertising on internet websites. Beginning in 2004 the Company expanded its efforts to build the Viewpoint Toolbar for searching and expanded the creative assembly capability of the advertising systems product that is used to deploy advertising to publisher sites on the internet.

     Research and development expenses decreased by $0.1 million or 14% for the three months ended June 30, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.3 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Travel and expense costs associated with a small reduction in staff size of the research and development department resulted in $0.1 million decrease compared to the same period last year. These decreases were off-set by an increase in salaries and benefits of $0.2 million and consulting costs of $0.1 million. Salaries and benefits increased due to specific engineering salaries and benefits that were classified as cost of revenues as a result of revenue generating customer specific development work in the second quarter of 2003. Such contracts did not exist in the second quarter of 2004.

     Research and development expenses decreased by $0.5 million or 23% for the three months ended June 30, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.6 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. These decreases were off-set by an increase in salaries and benefits of $0.1 million. Salaries and benefits increased due to specific engineering salaries and benefits that were classified as cost of revenues as a result of revenue generating customer specific development work in the second quarter of 2003. Such contracts did not exist in the second quarter of 2004.

General and administrative

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
General and Administsrative	$1,845	$3,187	(42)%
Percentage of total revenues	66%	71%
Six months ended:
General and Administsrative	$3,727	$5,538	(33)%
Percentage of total revenues	58%	65%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

     General and administrative expenses decreased by $1.3 million or 42% for the three months ended June 30, 2004 compared to the same period last year. Bad debt expense decreased by $0.8 million, and non-cash stock-based compensation decreased by $0.4 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Facility costs decreased by $0.1 million associated with the closing of a facility in Utah in a restructuring completed in 2003. A smaller decrease in networking costs due to a smaller total Company staff were offset by increases in costs for staff size due to the reclassification of certain employees to the general and administrative area during 2004.

     General and administrative expenses decreased by $1.8 million or 33% for the three months ended June 30, 2004 compared to the same period last year. Bad debt expense decreased by $0.7 million, and non-cash stock-based compensation decreased by $0.6 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Facility costs decreased by $0.3 million associated with the closing of a facility in Utah in a restructuring completed in 2003. A smaller decrease in networking costs due to a smaller total Company staff were offset by increases in costs for staff size due to the reclass of certain employees to the general and administrative area during 2004.

Depreciation expense

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Depreciation	$205	$444	(54)%
Percentage of total revenues	7%	10%
Six months ended:
Depreciation	$424	$922	(54)%
Percentage of total revenues	7%	11%

     Depreciation expense decreased $0.2 million, or 54%, for the three months ended June 30, 2004, compared to the same period last year, and $0.5 million, or 54%, for the six months ended June 30, 2004, respectively. The decreases were due to the write-off of certain fixed assets related to the closure of the Company’s Utah office in 2003, and the overall reduction of assets used in business due to the restructurings.

Amortization of intangible assets

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$1	$7	(86)%
Percentage of total revenues	—%	—%
Six months ended:
Amortization of intangible assets	$4	$8	(50)%
Percentage of total revenues	—%	—%

     Amortization of intangible assets relates to the amortization of patents and trademarks.

Restructuring and impairment charges

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Restructuring charges	$—	$—	N/A	%
Percentage of total revenues	0%	0%
Six months ended:
Restructuring charges	$(17)	$1,211	(101)%
Percentage of total revenues	—%	14%

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

     The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The second restructuring plan was completed by September 30, 2003. In November 2003, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less then originally contemplated under the plan.

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

     Certain adjustments relating to termination benefits were recorded against the remaining restructuring accruals in 2004.

Interest and other income, net

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Interest and other income, net	$27	$11	145%
Percentage of total revenues	1%	—%
Six months ended:
Interest and other income, net	$46	$34	35%
Percentage of total revenues	1%	—%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, increased for the three and six months ended June 30, 2004 compared to the same periods last year due to an increase in average cash, cash equivalents, and marketable securities balances due to the private placements in March 2004 and November 2003.

Interest expense

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Interest expense	$(236)	$(323)	(27)%
Percentage of total revenues	(8)%	(7)%
Six months ended:
Interest expense	$(486)	$(486)	—%
Percentage of total revenues	(8)%	(6)%

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible and subordinated notes. The notes were executed and funded during the first quarter of 2003. In March 2004, $0.9 million of convertible notes were exchanged for common stock by the note-holder. In June 2004, the remaining $1.8 million of convertible notes were exchanged for common stock by the note-holders.

     Interest expense decreased for the three months ended June 30, 2004 due to the conversion of debt in March and June of 2004. These decreases were offset by the charge to interest expense resulting from the discounted cash flow from the restructuring in 2003.

Loss on early extinguishment of debt

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Loss on early extinguishment of debt	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Six months ended:
Loss on early extinguishment of debt	$—	$(1,682)	(100)%
Percentage of total revenues	—%	(20)%

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. The Company recorded a loss for the quarter ended June 30, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 million related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1,351,351 shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

     The Company charged the loss on early extinguishment of debt to operations as such loss did not qualify for classification as extraordinary.

Loss on conversion of debt

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Loss on conversion of debt	$(212)	$—	N/A
Percentage of total revenues	(8)%	—%
Six months ended:
Loss on conversion of debt	$(810)	$—	N/A
Percentage of total revenues	(13)%	—%

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. In the first quarter of 2004, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature from January 1, 2004 through the date of the conversion. For the three months ended March 31, 2004 the Company also recorded a loss related to a change in the fair value of the conversion feature and warrants of $3.7 million and $1.3 million, respectively.

     In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     During the period beginning on April 15, 2004 through May 20, 2004 — a period which covered 25 consecutive trading days — the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$3,050	$(1,081)	(382)%
Percentage of total revenues	109%	(24)%
Six months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(3,553)	$343	(1,136)%
Percentage of total revenues	(56)%	4%

     Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company records either income or expense based on a decrease or increase, respectively, of the Company share price. The Company recorded income for the three months ended June 30, 2004 based on the decrease in fair values of the conversion options of its convertible notes of $2.3 million and warrants of $0.7 million. For the six months ended June 30, 2004, the Company recorded a loss based on the increase in fair values of the conversion options of its convertible notes of $3.0 million and warrants of $0.6 million.

Provision for income taxes

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Provision for income taxes	$25	$13	92%
Percentage of total revenues	1%	—%
Six months ended:
Provision for income taxes	$35	$13	169%
Percentage of total revenues	1%	—%

     Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	June 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$20	$26	(23)%
Percentage of total revenues	1%	1%
Six months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$39	$116	(66)%
Percentage of total revenues	1%	1%

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

     The adjustment to net loss on disposal of discontinued operations for the three and six months ended June 30, 2004, represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our business is difficult to evaluate because we have a limited operating history and have only recently launched our search toolbar and advertising systems products.

•	Our competitors in the search business include much larger companies like Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!/Overture.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	Our financial performance and reduction of our workforce may affect the morale and performance of our personnel.

•	We may need to enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•	We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.

•	We will need to keep pace with rapid technological change in the internet search and advertising industries.

•	Our ad campaign management and deployment solution may not be successful at attracting and retaining customers.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our stock price is volatile, which could subject us to class action litigation or make future financing difficult.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

•	We may be unable to protect our intellectual property rights.

•	We may be liable for infringing the intellectual property rights of others.

•	Regulatory and legal uncertainties could harm our business.

•	Internet security poses risks to our entire business.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” were recently issued. SFAS No. 149 and 150 did not impact the financial statements.

     In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. In March 2004, the EITF reached a consensus on recognition and measurement guidance discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s business, financial position, cash flows or result of operations

     In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that either (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) are owned by equity investors who lack an essential characteristic of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003. With regard to variable interest entities already in existence prior to February 1, 2003, the implementation of FIN 46 has been delayed and currently applies to the first fiscal year or interim period beginning after December 15, 2003. FIN 46 requires disclosure of variable interest entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date (1) an entity will be the primary beneficiary of an existing variable interest entity that will require consolidation, or (2) an entity will hold a significant variable interest in, or have significant involvement with, an existing variable interest entity. In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after December 15, 2003. The Company does not have any entities as of June 30, 2004 that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 and FIN 46R.

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The EITF will not have an effect on the Company’s financial statements.

     In July 2004, EITF of the FASB reached a tentative conclusion on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that would require the shares issuable under contingently convertible debt to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. If the EITF’s tentative conclusion is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF. Since such shares would have been anti-dilutive during the periods that the convertible debt and warrants were outstanding, the EITF will not have an effect on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $8.5 million at June 30, 2004, down from $9.5 million at December 31, 2003.

	June 30,
	2004	2003
	(dollars in millions)
Cash used in operating activities	$(4.7)	$(4.5)
Cash used by investing activities	(6.0)	(0.7)
Cash provided by (used in) financing activities	3.9	(0.4)

Operating activities

     In the six months ended June 30, 2004, cash used in operating activities was $4.7 million, an increase of $0.2 million compared to the six months ended June 30, 2003. The use of cash was caused by $7.8 million in net loss and the recognition of $2.4 million in revenue that was classified as deferred revenue, off-set by a $3.6 million non-cash gain related to the change in fair value of warrants to purchase common stock and conversion feature of the convertible debt caused by the increase in the Company’s share price. In addition non-cash stock based compensation, depreciation and amortization, amortization and write-off of debt discount and issuance cost, and the loss related to the issuance of stock below fair market value related to the private placement in March 2004 totaled $1.8 million increasing cash available from operations.

     In the six months ended June 30, 2003, cash used by operating activities was $4.5 million. Use of cash stemmed principally from an operating loss of $12.8 million offset by non-cash charges including the $1.9 million loss related to non-cash stock-based compensation charges, $1.7 million related to loss on early extinguishment of debt, $1.2 million restructuring charge, $0.9 million in depreciation and amortization, and $0.7 million related to bad debt expense.

Investing activities

     In the six months ended June 30, 2004, cash used by investing activities was $6.0 million, primarily due to net purchases of short-term marketable securities of $5.8 million. Capital expenditures were $ 0.2 million.

     In the six months ended June 30, 2003, cash used by investing activities was $0.7 million. The decrease was primarily due to a net purchase of short-term marketable securities of $0.8 million.

Financing activities

     In the six months ended June 30, 2004, net cash provided by financing activities was $3.9 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 17, 2004 for $3.7 million.

     In the six months ended June 30, 2003, net cash used by financing activities was $0.4 million. This primarily resulted from the payment of costs associated with two financings completed on March 25 and March 26, 2003.

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. The Company recorded a loss for the quarter ended June 30, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

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

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.1 million and $0.3 million for the three and six months ended June 30, 2004, respectively, were accounted for using the effective interest method.

     Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock provided the Company satisfies certain financial and other conditions. The new convertible notes matured on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first $0.9 million tranche of notes is $1.10. The conversion price of the second and third tranche of notes is $1.00.

     Each tranche of the notes was convertible at the Company’s election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeds 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

     Pursuant to SFAS No. 133, the Company bifurcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it was assumed that the Company would be required to net-cash settle the underlying securities.

     The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company’s consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

     On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. In the first quarter of 2004, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature from January 1, 2004 through the date of the conversion. For the three months ended March 31, 2004 the Company also recorded a loss related to a change in the fair value of the conversion feature and warrants of $3.7 million and $1.3 million, respectively.

     In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company’s public announcement of the closing of the private placement.

     During the period beginning on April 15, 2004 through May 20, 2004 — a period which covered 25 consecutive trading days — the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In the second quarter of 2004, the Company recorded a gain of $2.3 million related to the change in the fair value of the conversion feature during the period from April 1, 2004 through June 18, 2004, the date of the conversion. The Company recorded a gain based on the change in the fair values of the original warrants of $0.7 million, in the Company’s consolidated statements of operations for the three months ended June 30, 2004.

     In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

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

     In March 2004, the Company completed a private placement whereby it directly issued 1.5 million shares of common stock to an institutional investor who had participated in the March 2003 financing. The issuance was for an aggregate purchase price of $3.7 million and did not require banking placement fees. Additionally, prior to the completion of the private placement the institutional investor exercised its right to convert approximately $0.9 million of Viewpoint convertible debt it had acquired in March 2003 into shares of Viewpoint common stock. This conversion resulted in a non-cash loss on conversion of share of $0.6 million.

     In May 2004, 25 consecutive trading days following April 15, 2004 where the dollar volume-weighted average price of Company common stock exceeded 150% of the conversion price applicable to the notes, the Company exercised its right to convert the remaining outstanding convertible notes of $1.8 million into shares of Viewpoint common stock. This conversion resulting in a non-cash gain of $2.3 million related to the change in fair value of the conversion feature caused by the decrease in the Company’s stock price. The Company also recognized a loss on conversion of $0.2 million related to the undiscounted value of the note and the unamortized issuance cost.

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

     The Company implemented three restructuring plans in 2003. The first plan, implemented in February 2003, reduced operating expenses by closing the Company’s Utah office and terminating 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million on the income statement. The restructuring charges represent the fair value of remaining lease commitments reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the fair value of remaining lease commitments reduced by estimated sublease rental income. The Company believes that it may be necessary to adjust the estimate of sublease income in the future as the ability to sublease the property is contingent upon real estate and other market conditions in Utah.

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

     The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company has contingency plans for 2004 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund operations and pursue a growth strategy. The Company has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the current shareholders’ ownership interest in Viewpoint.

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

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K on May 5, 2004, to furnish its press release concerning its results of operations for the quarterly period ending on March 31, 2004.

     On June 23, 2004, the Registrant filed a report on Form 8-K reporting that it exercised its right to convert the remaining outstanding convertible notes of into shares of Viewpoint common stock, effective June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION
Dated: August 13, 2004	By:	/s/ JAY S. AMATO
Jay S. Amato
President and Chief Executive Officer

Dated: August 13, 2004	By:	/s/ WILLIAM H. MITCHELL
William H. Mitchell
Chief Financial Officer

Dated: August 13, 2004	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan
Chief Accounting Officer