Form 10-Q
period 2004-09-30
VIEWPOINT CORP
filed 2004-11-15
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of November 2, 2004, 54,482,930 shares of $0.001 par value common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,762	$8,530
Marketable securities	3,902	958
Accounts receivable, net of reserve of $372 and $1,611, respectively	1,712	650
Related party accounts receivable	48	914
Prepaid expenses and other current assets	494	694

Total current assets	7,918	11,746
Restricted cash	319	388
Property and equipment, net	1,463	1,859
Goodwill, net	31,276	31,276
Intangible assets, net	228	186
Other assets, net	197	288

Total assets	$41,401	$45,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$981	$1,177
Accrued expenses	702	1,094
Deferred revenues	515	423
Related party deferred revenues	4,818	4,952
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,792	8,422
Deferred rent	382	400
Related party deferred revenues	1,027	4,706
Convertible notes	—	2,837
Warrants to purchase common stock	821	110
Subordinated notes	2,221	1,801

Total liabilities	12,243	18,276
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized — no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value; 75,000 shares authorized — 54,430 shares issued and 54,270 shares outstanding at September 30, 2004, and 49,965 shares issued and 49,805 shares outstanding at December 31, 2003	54	50
Paid-in capital	284,939	274,351
Deferred compensation	(6)	(275)
Treasury stock at cost; 160 shares at September 30, 2004 and December 31, 2003	(1,015)	(1,015)
Accumulated other comprehensive loss	(78)	(65)
Accumulated deficit	(254,736)	(245,579)

Total stockholders’ equity	29,158	27,467

Total liabilities and stockholders’ equity	$41,401	$45,743

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Licenses	$158	$317	$542	$2,166
Related party licenses	873	—	2,652	1,060
Services	888	1,508	3,477	3,705
Related party services	497	693	2,097	4,086
Search	905	—	913	—
Advertising systems	46	—	83	—

Total revenues	3,367	2,518	9,764	11,017

Cost of revenues:
Licenses	—	21	4	96
Services	736	1,419	2,279	4,967
Search	10	—	10	—
Advertising systems	43	—	49	—

Total cost of revenues	789	1,440	2,342	5,063

Gross profit	2,578	1,078	7,422	5,954

Operating expenses:
Sales and marketing	929	1,637	2,925	7,625
Research and development	783	921	2,556	3,232
General and administrative	1,631	3,413	5,358	8,951
Depreciation	205	383	629	1,305
Amortization of intangible assets	12	1	16	9
Restructuring charges	—	674	(17)	1,885

Total operating expenses	3,560	7,029	11,467	23,007

Loss from operations	(982)	(5,951)	(4,045)	(17,053)

Other income (expense), net:
Interest and other income; net	23	8	69	42
Interest expense	(231)	(257)	(717)	(743)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(162)	667	(3,715)	1,010
Loss on early extinguishment of debt	—	—	—	(1,682)
Loss on conversion of debt	—	—	(810)	—

Total other income (expense)	(370)	418	(5,173)	(1,373)
Net income (loss) before provision for income taxes	(1,352)	(5,533)	(9,218)	(18,426)
Provision for income taxes	33	26	68	39

Net income (loss) from continuing operations	(1,385)	(5,559)	(9,286)	(18,465)
Adjustment to net income (loss) on disposal of discontinued operations, net of tax	90	41	129	157

Net income (loss)	$(1,295)	$(5,518)	$(9,157)	$(18,308)

Basic and diluted net loss per common share:	$(0.02)	$(0.12)	$(0.17)	$(0.41)
Weighted average number of shares outstanding — basic and diluted	54,205	45,987	52,364	44,463

     The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(9,157)	$(18,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	284	2,388
Restructuring charges (release)	(17)	1,885
Depreciation and amortization	645	1,314
Provision for bad debt	(84)	745
Interest expense paid with common stock	18	—
Loss on write-off of notes receivable	—	750
Loss on sale or disposal of equipment	—	226
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	3,715	(1,010)
Loss on early extinguishment of debt	—	1,682
Amortization of debt discount and issuance costs	474	320
Loss on conversion of debt	330	—
Issuance of stock below market price on conversion of debt	480	—
Changes in operating assets and liabilities:
Accounts receivable	(978)	962
Related party accounts receivable	866	552
Prepaid expenses	200	(339)
Accounts payable	(196)	(215)
Accrued expenses	(393)	(763)
Due to/from related parties	—	8
Deferred revenues	92	45
Related party deferred revenues	(3,813)	438

Net cash used in operating activities	(7,534)	(9,320)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,750	1,525
Purchases of marketable securities	(6,701)	(1,652)
Net decrease in restricted cash	69	499
Purchases of property and equipment	(233)	(419)
Sale of property and equipment	—	7
Unrealized loss on short-term investments	(3)	—
Purchases of patents and trademarks	(58)	(31)

Net cash used in investing activities	(3,176)	(71)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,675	—
Proceeds from issuance of subordinated notes and common stock	—	3,311
Repayment of convertible notes	—	(3,300)
Payment of issuance costs on convertible notes	—	(576)
Restricted cash used to pay interest on convertible notes	—	33
Proceeds from exercise of stock options	270	11

Net cash provided by (used in) financing activities	3,945	(521)
Effect of exchange rates changes on cash	(3)	(20)
Net decrease in cash and cash equivalents	(6,768)	(9,932)
Cash and cash equivalents at beginning of period	8,530	10,678

Cash and cash equivalents at end of the period	$1,762	$746

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$68	$79
Cash paid during the year for interest	169	161
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in repayment of convertible notes	$2,700	$—
Cancellation of common stock option awards	17	—
Deferred compensation recognized related to adjustment of an option grant	32	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	—	1,000
Issuance cost on convertible notes and subordinated notes accrued and not yet paid	—	12
Unrealized gains (losses) on marketable securities	(7)	—

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

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or other future periods.

     Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the 2004 presentation.

Liquidity

     The Company had cash, cash equivalents and marketable securities of $5.7 million at September 30, 2004. During the nine months ended September 30, 2004, net cash used in operations amounted to $7.5 million. Though the Company has converted $2.7 million in convertible debt to equity during 2004, it has had significant quarterly and annual operating losses since its inception, and as of September 30, 2004, had an accumulated deficit of $254.7 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

     The Company has contingency plans for the remainder of 2004 and through 2005 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although, there are no assurances that the Company can obtain such financing with reasonable terms.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo!/Overture for providing the results.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,295)	$(5,518)	$(9,157)	$(18,308)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	3	520	284	2,388
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(661)	(1,196)	(2,329)	(4,990)

Pro forma net loss	$(1,953)	$(6,194)	$(11,202)	$(20,910)

Net loss per share:
Basic and diluted as reported	$(0.02)	$(0.12)	$(0.17)	$(0.41)
Basic and diluted pro forma	$(0.04)	$(0.13)	$(0.21)	$(0.47)

     The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income (Loss) Per Common Share

     Basic net income or loss per common share is computed using the weighted average number of shares outstanding and diluted net income or loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.9 million for the three and nine months ended September 30, 2004, and common equivalent shares related to stock options and warrants totaling 5.2 million for the three and nine months ended September 30, 2003, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

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

Recent Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The EITF did not have an effect on the Company’s financial statements.

     The Emerging Issues Task Force (“EITF”) has reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This EITF will be effective for reporting periods ending after December 15, 2004 and will have to be applied retroactively. Contingently convertible debt instruments are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Contingently convertible debt instruments are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). The Company will adopt EITF 04-8 during the fourth quarter of 2004. Diluted earnings per share for the three and nine months ended September 30, 2003 would remain unchanged. The Company does not expect the adoption of EITF 04-8 to have a significant impact on earnings (loss) per share in the future.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     2. Cash, Cash Equivalents and Marketable Securities

     The cost and fair value of the Company’s cash, cash equivalents, and marketable securities as of September 30, 2004, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealised
	Cost	Gain	(Loss)	Fair Value	Maturity
Type of security:
Cash	$82	$—	$—	$82
Money Market Funds	535	—	—	535
Corporate Bonds and Notes	2,253	—	—	2,253	2004, 2005
Equity Securities	99	—	(6)	93
U.S. Government Agencies	2,708	—	(7)	2,701	2004, 2005

	$5,677	$—	$(13)	$5,664

Classification in Balance Sheet:
Cash and Cash Equivalents	$1,768	$—	$(6)	$1,762	2004
Marketable Securities	3,909	—	(7)	3,902	2004, 2005

	$5,677	$—	$(13)	$5,664

     The cost and fair value of the Company’s cash, cash equivalents, and marketable securities as of December 30, 2003, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealised
	Cost	Gain	(Loss)	Fair Value	Maturity
Type of security:
Cash	$314	$—	$—	$314
Money Market Funds	6,718	—	—	6,718	2004
Corporate Bonds and Notes	1,400			1,400	2004
Equity Securities	100	—	(2)	98
U.S. Government Agencies	958	—	—	958	2004

	$9,490	$—	$(2)	$9,488

Classification in Balance Sheet:
Cash and Cash Equivalents	$8,532	$—	$(2)	$8,530
Marketable Securities	958	—	—	958

	$9,490	$—	$(2)	$9,488

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

     During the three months and nine months ended September 30, 2004 there were no impairments recorded.

     During the three and nine months ended September 30, 2003, the market value of the Company’s equity securities declined below the Company’s carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of September 30, 2003. The fair value of the Company was determined to exceed its carrying value using a market- based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

     The changes in the carrying amounts of goodwill and intangible assets during the three and nine months ended September 30, 2004, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	—	38	38
Amortization	—	(3)	(3)

Balance as of March 31, 2004	$31,276	$221	$31,497

Additions during period	—	—	—
Amortization	—	(1)	(1)

Balance as of June 30, 2004	$31,276	$220	$31,496

Additions during period	—	20	20
Amortization	—	(12)	(12)

Balance September 30, 2004	$31,276	$228	$31,504

     The changes in the carrying amounts of goodwill and intangible assets for the three and nine months ended September 30, 2003, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2002	$31,276	$165	$31,441
Additions during period	—	11	11
Amortization	—	(1)	(1)

Balance as of March 31, 2003	$31,276	$175	$31,451

Additions and adjustments during period	—	(8)	(8)
Amortization	—	(7)	(7)

Balance as of June 30, 2003	$31,276	$160	$31,436

Additions and adjustments during period	—	28	28
Amortization	—	(1)	(1)

Balance as of September 30, 2003	$31,276	$187	$31,463

     As of September 30, 2004 and December 31, 2003, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Patents and Trademarks	$254	$(26)	$228	$196	$(10)	$186

Total Intangible Assets	$254	$(26)	$228	$196	$(10)	$186

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During the period beginning on April 15, 2004 and May 20, 2004 – a period which covered 25 consecutive trading days – the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In the second quarter of 2004, the Company recorded a gain of $3.0 million related to the change in the fair value of the conversion feature during the period from April 1, 2004 through June 18, 2004, the date of the conversion.

     In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company recorded a loss based on the change in the fair values of the original warrants of $0.2 million resulting from an increase in the fair market value of the Company’s common stock, for the three months ended September 30, 2004.

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

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.2 million and $0.4 million for the three and nine months ended September 30, 2004, respectively, were accounted for using the effective interest method.

5. Related Party Transactions

     During the three and nine months ended September 30, 2004 the Company recorded revenues totaling $1.4 million and $4.7 million, respectively, related to agreements with America Online, Inc (“AOL”) that were entered into prior to December 31, 2003.

     An employee of AOL served on the Board of Directors of the Company, until the Director’s term expired in December 2003. Accordingly, revenue associated with contracts entered into with AOL after December 31, 2003 is treated as third party revenue.

     As of September 30, 2004, the Company had $5.8 million in deferred revenues relating to transactions with AOL for contracts entered into with AOL prior to December 31, 2003.

     In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. The Company recognized $0.9 million and $2.6 million in related party license revenue for the three and nine months ended September 30, 2004, respectively, and $0.4 million and $0.7 million in related party service revenue for the three and nine months ended September 30, 2004, respectively, relating to this agreement. At September 30, 2004, related party deferred revenue related to this transaction amounted to $5.9 million.

     During the three and nine months ended September 30, 2003, the Company recorded related party revenues totaling $0.7 million and $5.1 million, respectively, related to agreements with AOL.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charge by $0.2 million related to the reduction of estimated sublease rentals as of September 30, 2003. The Company believes that it may be necessary to adjust the estimate of sublease income in the future as the Company’s ability to sublease the property in Utah is contingent upon real estate and other market conditions in Utah.

     The restructuring reserve activity for the nine months ended September 30, 2004 for the first plan related to lease costs. The activity in the first plan was as follows (in thousands):

Lease Costs
Restructuring and impairment charges at December 31, 2003	$508
Cash paid	(30)
Balance at March 31, 2004	478

Cash paid	(32)
Balance at June 30, 2004	446

Cash paid	(34)
Balance at September 30, 2004	$412

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

     The restructuring activity for the second restructuring plan related to employee severance and termination benefits up to March 31, 2004. There was no activity for the second restructuring plan in the third quarter of 2004.

     The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring charge of $0.1 million related to severance arrangements. This severance payment was made in January 2004. As the lease relating to this office terminated in February 2004 the Company did not incur a charge related to rent expense. The severance charge is recorded on the income statement as a restructuring charge. There was no activity for the third restructuring plan in the third quarter of 2004.

7. Comprehensive Loss

     Total comprehensive loss for the three and nine months ended September 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,295)	$(5,518)	$(9,157)	$(18,308)
Foreign currency translation adjustment	—	(6)	(3)	(20)
Unrealized gain (loss) on marketable securities	(1)	—	(10)	—

Comprehensive net income (loss)	$(1,296)	$(5,524)	$(9,170)	$(18,328)

7. Segment Reporting

     In 2003, the Company began to manage and analyze the business in segments. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the company’s sales employees and indirectly through VAR’s, for which the Company pays a commission. The Service segment

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are generally sold directly by the company’s sales team and occasionally by VAR’s. Services revenues are generally earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Due to the nature of the business, for the three months ended September 30, 2004, the Company did not have employees dedicated to the Search advertising segment. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Revenues:
Licenses	$158	$317	$542	$2,166
Related party licenses	873	—	2,652	1,060
Services	888	1,508	3,477	3,705
Related party services	497	693	2,097	4,086
Search advertising	905	—	913	—
Advertising systems	46	—	83	—

Total revenues	3,367	2,518	9,764	11,017

Cost of Revenues:
Licenses	—	21	4	96
Services	736	1,419	2,279	4,967
Search	10	—	10	—
Advertising systems	43	—	49	—

Total cost of revenues	789	1,440	2,342	5,063

Licenses	1,031	296	3,190	3,130
Services	649	782	3,295	2,824
Search advertising	895	—	903	—
Advertising systems	3	—	34	—

Total gross profit	$2,578	$1,078	$7,422	$5,954

Gross profit margin
Licenses	100%	93%	100%	97%
Services	47	36	59	36
Search advertising	99	—	99	—
Advertising systems	7	—	41	—

Total gross profit	77%	43%	76%	54%

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

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of September 30, 2004, had an accumulated deficit of $254.7 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered in entering new businesses. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three and nine months ended September 30, 2004 and 2003, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Statements of Operations Data
Revenues:
Licenses	5%	13%	6%	20%
Related party licenses	26	—	27	9
Services	26	60	36	34
Related party services	15	27	21	37
Search	27	—	9	—
Advertising systems	1	—	1	—

Total revenues	100	100	100	100

Cost of revenues:
Licenses	—	1	—	1
Services	22	56	23	45
Search	—	—	—	—
Advertising systems	1	—	1	—

Total cost of revenues	23	57	24	46

Gross profit	77	43	76	54

Operating expenses:
Sales and marketing	28	65	30	69
Research and development	23	36	26	29
General and administrative	49	136	55	81
Depreciation	6	15	6	12
Restructuring charges related to office closure	—	27	—	17

Total operating expenses	106	279	117	208

Loss from operations	(29)	(236)	(41)	(154)
Other income (expense):
Interest and other income, net	1	—	1	—
Interest expense	(7)	(10)	(7)	(7)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(5)	26	(38)	9
Loss on early extinguishment	—	—	—	(15)
Loss on conversion	—	—	(9)	—

Other income (loss)	(11)	16	(53)	(13)

Loss before provision for income taxes	(40)	(220)	(94)	(167)
Provision for income taxes	1	1	1	—

Net loss from continuing operations	(41)	(221)	(95)	(167)
Adjustment to net loss on disposal of discontinued operations	3	2	1	1

Net loss	(38)%	(219)%	(94)%	(166)%

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

     Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo!/Overture for providing the results.

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

Financial Results

     Viewpoint reported total revenue of $3.4 million for the third quarter 2004, compared to $2.5 million for the third quarter 2003. Viewpoint reported total revenue of $9.8 million for the nine months ended September 30, 2004, compared to $11.0 million for the nine months ended September 30, 2003. Gross profit for the third quarter of 2004 was $2.6 million compared to $1.1 million for the same period of 2003. Gross profit for the nine months ended September 30, 2004 was $7.4 million, compared to $6.0 million for the nine months ended September 30, 2003. The improvement in gross profit in 2004 compared to 2003 was due to the addition of revenues from our higher margin search products of $0.9 million, and higher margin services contracts during 2004.

     Operating loss for the nine months ended September 30, 2004 was $4.0 million compared to $17.1 million for the nine months ended September 30, 2003. The lower level of operating losses came from a reduction in operating expenses due to steps management implemented in 2003 to reduce costs, primarily in payroll. Additionally in 2003 the Company recognized $1.9 million in restructuring costs that were not recognized in 2004 and experienced a $2.1 million decrease in additional non-cash stock based compensation charges in 2003 compared to 2004.

     The Company recognized net loss of $1.3 million, or $(0.02) per share, in the third quarter of 2004, compared to a net loss of $5.5 million, or $(0.12) per share for the third quarter of 2003. For the nine months ended September 30, 2004, the Company incurred a net loss of $9.2 million, or $(0.17) per share, compared to a net loss of $18.3 million, or $(0.41) per share, for the nine months ended September 30, 2003. The lower level of net loss was principally due to reduced operating losses, offset by an increase in other expenses principally due to an increase in the fair value of its obligation to convertible debt and warrant holder of $3.7 million in the first nine months of 2004 on the cost attributable to its March 2003 financing.

     In March 2004, the Company completed a private placement whereby it directly issued 1.5 million shares of common stock to an institutional investor who had participated in the March 2003 financing. The issuance was for an aggregate purchase price of $3.7 million and did not require banking placement fees. Additionally, prior to the completion of the private placement the institutional investor exercised its right to convert approximately $0.9 million of Viewpoint convertible debt it had acquired in March 2003 into shares of Viewpoint common stock. This conversion resulted in a non-cash loss on conversion of debt of $0.6 million.

     During the period beginning on April 15, 2004 and May 20, 2004 – a period which covered 25 consecutive trading days – the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. The Company recorded a gain of $3.0 million related to the change in the fair value of the conversion feature during the three months ended June 18, 2004 through the date of the conversion. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

     Viewpoint’s cash, cash equivalents, and marketable securities as of September 30, 2004 were $5.7 million compared to cash, cash equivalents, and marketable securities of $9.5 million at December 31, 2003. This decrease can be attributed to the Company’s operating loss less the recognition of deferred revenue, which was a non-cash item during the nine months ended September 30, 2004, offset by the first quarter’s private placement.

Revenues

	Three Months Ended
	September 30,		%
	2004	2003	Change
	(dollars in thousands)
Three months ended:
Licenses	$158	$317	(50)%
Related party licenses	873	—	N/A
Services	888	1,508	(41)
Related party services	497	693	(28)
Search	905	—	N/A
Advertising systems	46	—	N/A

Total revenues	$3,367	$2,518	34%

Nine months ended:
Licenses	$542	$2,166	(75)%
Related party licenses	2,652	1,060	150
Services	3,477	3,705	(6)
Related party services	2,097	4,086	(49)
Search	913	—	N/A
Advertising systems	83	—	N/A

Total revenues	$9,764	$11,017	(11)%

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

     During 2004 the Company continues to recognize license sales upon delivery so long as all other revenue recognition criteria are satisfied. Since January 2004, licenses are generally sold for a 12 month term. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales will be amortized over a 12 month period, due to the nature of when and if available upgrades.

     During October, 2003 the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10 million which was received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The company will recognize revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company’s obligation for post-contract support of the source code element including quarterly upgrades and maintenance requirements. Approximately $0.9 million is recognized each quarter as related party license revenue and $0.1 million as related party services revenue.

     During 2003 the Company began to migrate its license and services sales efforts toward larger customers. The customers the Company began targeting had longer sales cycles and often elected to procure limited use or project licenses for the Company’s software. This enabled the customers to understand the software’s capabilities before they committed to larger and longer license purchases. These limited use projects are generally for services as the Company develops content for the customers to use with the Company’s software. As the Company has been migrating its sales efforts towards these larger customers with a longer license sales cycle, the Company has experienced a decline in the mix of license revenues relative to total revenues. The Company adopted a consistent license pricing schedule at the beginning of 2004 to help broaden its potential customer base. If the Company is not able to increase the number of sales at the entry level, or sell larger and longer term licenses to larger customers the Company may not be able to reverse the decline in License revenues relative to total revenues.

     On March 17, 2004 Viewpoint entered the internet search business, by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase, and began delivering the Viewpoint Toolbar Version 1.0. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!/Overture, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo!/Overture for providing the results. Search revenue reported to the Company by the search results provider in the second quarter of 2004 did not meet the criteria for fixed and determinable revenue, and was therefore not recorded as revenue. The Company obtained satisfactory documentation to meet the fixed and determinable criteria for Search revenue in the third quarter and recognized revenues of $0.9 million for the entire third quarter during the three months ended September 30, 2004.

     Viewpoint also offers an online advertising campaign management and deployment product. Advertising systems permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to continue to grow in future quarters.

     License revenues of $0.2 million decreased approximately $0.2 million or 50% for the three months ended September 30, 2004 compared to the same period last year. License revenues for the three months ended September 30, 2004 were essentially generated from the sale of three licenses, which were greater than $50,000, sold during the first nine months of 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months. The revenue related to these contracts amounted to $0.1 million in the third quarter of 2004. In addition, the Company recognized another $0.1 million for license contracts that were recognized upon delivery of the software, since the Company did not provide any significant post contract customer support. For the three months ended September 30, 2003, the Company sold seven licenses totaling more than $0.3 million, in the aggregate, that were recognized upon delivery of the software, since the Company did not provide any significant post contract customer support.

     License revenues of $0.5 million decreased approximately $1.6 million or 75% for the nine months ended September 30, 2004, compared to the same period last year. License revenues in 2004 were essentially generated from sales to smaller licensees or were larger licenses, but included upgrades when and if available, and therefore, are being recognized ratably over 12 months. As mentioned above, the Company sold three licenses that were greater than $50,000 during the first nine months of 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months. Conversely, for the nine months ending September 30, 2003, the Company sold nine licenses for more then $50,000, totaling $1.7 million, which did not provide upgrades and were recognized upon delivery of the software. These licenses included three licenses purchased by international Value Added Resellers (“VAR“s), two international sales through its London office and two multi-year licenses. The Company has ceased pursuing sales through reseller channels and closed the department that supported this process at its headquarters. It has also closed its London office in December 2003 due to costs involved in supporting that location. One of the multi-year licenses remains in place and another was subsequently modified.

     Related party license revenues of $0.9 million increased approximately $0.9 million, or 100%, for the three months ended September 30, 2004 compared to the same period last year. During 2003 an AOL employee was also a Director of the Company. This employee’s term as Director ended in December 2003. Accordingly, revenue associated with contracts entered into with AOL prior to December 31, 2003 was recorded as related party revenue. The increase in related party license revenues was due to AOL, working under a new agreement that was executed in October 2003, which, based on the terms of the agreement, require revenue to be recognized ratably through December 2005, as opposed to the previous agreement which required the Company to recognize revenues when payments were due. The agreement entered into in October 2003 will be recorded as related party revenue, as the terms were agreed upon and the contract signed when AOL was a related party.

     Related party license revenues increased approximately $1.6 million, or 150% to $2.7 million, for the nine months ended September 30, 2004 compared to the same period last year. The nine month increase is attributable to the difference in the agreements AOL was working under, signed in October 2003, as mentioned above.

     Service revenues of $0.9 million decreased approximately $0.6 million or 41% for the three months ended September 30, 2004 compared to the same period last year. The decrease is related to a significant non-recurring project that was largely completed in the third quarter of 2003.

     Service revenues of $3.5 million decreased approximately $0.2 million or 6% for the nine months ended September 30, 2004 compared to the same period last year. The Company’s revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment in February 2004. The Company recorded $1.2 million in revenue for this same service project for the same period in 2003. The decrease was offset by certain service revenues from AOL which are also included in this category in 2004 as they ceased being a related party in December 2003.

     Related party service revenues of $0.5 million and $2.1 million for the three and nine months ended September 30, 2004, respectively decreased by approximately $0.2 million or 28%, and $2.0 million or 49%, respectively, compared to the same period last year. This decrease is due to AOL use of the Company’s engineering professional services extensively in the second and third quarter of 2003, amounting to $1.5 million in revenue. These services were not used in 2004. In addition, revenues included in 2004 as related party service revenues relate to contracts that were entered into prior to December 2003.

     Search revenues of $0.9 million for the three and nine month periods of 2004 include approximately $0.1 million from the second quarter of 2004 that is recognized in the third quarter when revenue amounts became fixed or determinable for the period. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!/Overture, who remits a percentage of the fee to Viewpoint. The Company had installed 1.5 million tool bars through July 2, 2004 and 4.8 million toolbars through September 30, 2004.

     The Company recognized $46,000 and $83,000 in advertising systems revenue for the three and nine months ended September 30, 2004. While growth in this product revenue has been slower than anticipated the Company expects growth to continue during the fourth quarter which has historically been a stronger period of advertising, and as more clients use the advertising system.

Cost of revenues

	September 30,		%
	2004	2003	Change
	(dollars in thousands)
Three months ended:
Licenses	$—	$21	(100)%
Percentage of Licenses Revenues	—%	7%
Nine months ended:
Licenses	$4	$96	(96)%
Percentage of Licenses Revenues	—%	3%
Three months ended:
Services	$736	$1,419	(48)%
Percentage of Services Revenues	53%	64%
Nine months ended:
Services	$2,279	$4,967	(54)%
Percentage of Services Revenues	41%	64%
Three months ended:
Search	$10	$—	N/A
Percentage of Search Revenues	1%	—%
Nine months ended:
Search	$10	$—	N/A
Percentage of Search Revenues	1%	—%
Three months ended:
Advertising systems	$43	$—	N/A
Percentage of Advertising Systems Revenues	93%	—%
Nine months ended:
Advertising systems	$49	$—	N/A
Percentage of Advertising Systems Revenues	59%	—%

     Cost of revenues for licenses consists primarily of commissions to VAR’s. The decrease in cost of license revenues for the three and nine months ended September 30, 2004 is attributable to a decrease in sales to VAR’s that require commission payments, as compared to the same periods last year.

     Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues decreased by $0.7 million for the three months ended September 30, 2004 as compared to the same period last year, due to the overall decrease in services revenues as well as the Company’s cost controls, including a reduced reliance on outside contractors in the services group. Cost of revenues for services decreased by $2.7 million for the nine months ended September 30, 2004 as compared to the same period last year. The decrease in cost of revenues for services is attributable to the decrease in service revenues. Services expenses as a percentage of services revenues decreased because of the $0.5 million payment made in February 2004, which was recognized as revenue in 2004 against which the cost had been recognized in cost of revenues in 2003, and due to more effective cost controls, including a reduced reliance on outside contractors, by the services group.

     The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. As Search revenue increases the hosting services associated with this revenue will increase.

     Cost of revenues from advertising systems consists of the web-hosting fees associated with serving advertising content and costs of developing certain advertisements in contracts that included a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. The Company has recently separated creative development from delivery contracts which will separate the creative development revenues and costs into services revenues and costs in future quarters.

Sales and marketing

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Sales and Marketing	$929	$1,637	(43)%
Percentage of total revenues	28%	65%
Nine months ended:
Sales and Marketing	$2,925	7,625	(62)%
Percentage of total revenues	30%	69%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses decreased by $0.7 million or 43% for the three months ended September 30, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs decreased by $0.8 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Travel and entertainment expenses decreased by $0.1 million due to a reduction in sales staff. These decreases were offset by an increase in marketing expense related to the Company’s search business of $0.3 million.

     Sales and marketing expenses decreased by $4.7 million or 62% for the nine months ended September 30, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs decreased by $3.7 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Travel and entertainment expenses decreased by $0.4 million due to a reduction in sales staff and a decrease in the number of trade events attended by the Company. Consulting expenses, including marketing expenses such as trade shows, decreased by $0.9 million related to decreases in marketing efforts for certain products compared to the same period last year. Non-cash stock-based compensation charges decreased $0.4 million due to headcount reductions in sales and marketing personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Currently the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. These decreases were offset by an increase in marketing expense related to the Company’s search business of $0.8 million.

Research and development

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Research and development	$783	$921	(15)%
Percentage of total revenues	23%	36%
Nine months ended:
Research and development	$2,556	$3,232	(21)%
Percentage of total revenues	26%	29%

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

     The Company’s research and development efforts have historically been primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content. During 2003, the Company developed significant enhancements to the video playback functionality of Viewpoint Media Player (which the Company made available in September 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content. Additionally, the Company built an ad serving system, which is capable of deploying advertising on internet websites. Beginning in 2004 the Company expanded its efforts to build the Viewpoint Toolbar for searching and related advertising efforts. It also developed a creative assembly capability for the advertising systems product that is used to deploy advertising to publisher sites on the internet. Additionally it developed the capability of delivering video advertising using its advertising system. The Company has also been building a software development kit that will simplify the creation of graphical content to be deployed on the Viewpoint platform that should be available to the market in 2005.

     Research and development expenses decreased by $0.1 million or 15% for the three months ended September 30, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.1 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Travel and entertainment costs associated with a small reduction in staff size of the research and development department and consulting expenses resulted in $0.1 million decrease compared to the same period last year. These decreases were off-set by an increase in salary expenses $0.1 million. Salary expenses increased due to specific engineering salaries that were classified as cost of revenues as a result of revenue generating customer specific development work in the third quarter of 2003. Such contracts did not exist in the third quarter of 2004.

     Research and development expenses decreased by $0.7 million or 21% for the nine months ended September 30, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.8 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. These decreases were off-set by an increase in salaries and benefits of $0.2 million. Salaries and benefits increased due to specific engineering salaries and benefits that were classified as cost of revenues as a result of revenue generating customer specific development work during the first three quarters of 2003. Such contracts did not exist in the same period of 2004.

General and administrative

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
General and Administrative	$1,631	$3,413	(52)%
Percentage of total revenues	49%	136%
Nine months ended:
General and Administrative	$5,358	$8,951	(40)%
Percentage of total revenues	55%	81%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

     General and administrative expenses decreased by $1.8 million or 52% for the three months ended September 30, 2004 compared to the same period last year. Salary costs decreased by $0.7 million associated with the reduction in executive staff associated with the cost reduction programs implemented by management in 2003. Non-cash stock-based compensation decreased by $0.3 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Corporate costs were also $0.2 million higher in the third quarter of 2003 due to the SEC review of the company’s financial statements. In addition, the Company wrote off $0.2 million of internally developed software costs in 2003 that was determined to be obsolete in September 2003. Lastly, the Company received $0.1 million of a receivable that had been written off in the second quarter of 2003.

     General and administrative expenses decreased by $3.6 million or 40% for the nine months ended September 30, 2004 compared to the same period last year. Bad debt expense decreased by $0.7 million, and non-cash stock-based compensation decreased by $0.9 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company’s common stock on the date of grant, or whose options became fully vested. Facility costs decreased by $0.4 million associated with the closing of a facility in Utah in a restructuring completed in 2003. Salary costs decreased by $0.5 million associated with the reduction in executive staff associated with the cost reduction programs implemented by management in 2003. Corporate costs were also higher by $0.6 million in 2003 due to the SEC review of the Company’s financial statements.

Depreciation expense

	September 30,
	2004	2003	% Change
	(dollars in thousands)}
Three months ended:
Depreciation	$205	$383	(46)%
Percentage of total revenues	6%	15%
Nine months ended:
Depreciation	$629	$1,305	(52)%
Percentage of total revenues	6%	12%

     Depreciation expense decreased $0.2 million, or 46%, for the three months ended September 30, 2004, compared to the same period last year, and $0.7 million, or 52%, for the nine months ended September 30, 2004, respectively. The decreases were due to the write-off of certain fixed assets related to the closure of the Company’s Utah office in 2003, and the overall reduction of assets used in business due to the restructurings.

Amortization of intangible assets

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$12	$1	1,100%
Percentage of total revenues	—%	—%
Nine months ended:
Amortization of intangible assets	$16	$9	78%
Percentage of total revenues	—%	—%

     Amortization of intangible assets relates to the amortization of patents and trademarks.

Restructuring and impairment charges

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Restructuring charges	$—	$674	(100)%
Percentage of total revenues	—%	27%
Nine months ended:
Restructuring charges	$(17)	$1,885	(101)%
Percentage of total revenues	—%	17%

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

     Certain adjustments relating to termination benefits were recorded against the remaining restructuring accruals in 2004.

Interest and other income, net

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Interest and other income, net	$23	$8	188%
Percentage of total revenues	1%	—%
Nine months ended:
Interest and other income, net	$69	$42	64%
Percentage of total revenues	1%	—%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

     Interest and other income, net, increased for the three and nine months ended September 30, 2004 compared to the same periods last year due to an increase in average cash, cash equivalents, and marketable securities balances due to the private placements in March 2004 and November 2003.

Interest expense

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Interest expense	$(231)	$(257)	(10)%
Percentage of total revenues	(7)%	(10)%
Nine months ended:
Interest expense	$(717)	$(743)	(3)%
Percentage of total revenues	(7)%	(7)%

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

     Interest expense decreased for the three months ended September 30, 2004 due to the conversion of debt in March and June of 2004.

Loss on early extinguishment of debt

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Loss on early extinguishment of debt	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Nine months ended:
Loss on early extinguishment of debt	$—	$(1,682)	(100)%
Percentage of total revenues	—%	(15)%

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. The Company recorded a loss for the quarter ended September 30, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 million related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1,351,351 shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

     The Company charged the loss on early extinguishment of debt to operations as such loss did not qualify for classification as extraordinary.

Loss on conversion of debt

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Loss on conversion of debt	$—	$—	N/A
Percentage of total revenues	—%	—%
Nine months ended:
Loss on conversion of debt	$(810)	$—	N/A
Percentage of total revenues	(9)%	—%

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

     During the period beginning on April 15, 2004 and ending on May 20, 2004, a period which covered 25 consecutive trading days, the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(162)	$667	(124)%
Percentage of total revenues	(5)%	26%
Nine months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(3,715)	$1,010	(468)%
Percentage of total revenues	(38)%	9%

     Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company records either income or expense based on a decrease or increase, respectively, of the Company share price. The Company recorded a loss for the three months ended September 30, 2004 based on the increase in fair values of the warrants of $0.2 million. For the nine months ended September 30, 2004, the Company recorded a loss based on the increase in fair values of the conversion options of its convertible notes of $3 million and warrants of $0.7 million.

Provision for income taxes

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Provision for income taxes	$33	$26	27%
Percentage of total revenues	1%	1%
Nine months ended:
Provision for income taxes	$68	$39	74%
Percentage of total revenues	1%	—%

     Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	September 30,
	2004	2003	% Change
	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$90	$41	120%
Percentage of total revenues	3%	2%
Nine months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$129	$157	(18)%
Percentage of total revenues	1%	1%

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

     The adjustment to net loss on disposal of discontinued operations for the three and nine months ended September 30, 2004, represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

     We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our business is difficult to evaluate because we have a limited operating history and have only recently launched our search toolbar and advertising systems products.

•	Our competitors in the search business include much larger companies like Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!/Overture.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	Our financial performance and reduction of our workforce may affect the morale and performance of our personnel.

•	We may need to enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•	We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.

•	We will need to keep pace with rapid technological change in the internet search and advertising industries.

•	Our ad campaign management and deployment solution may not be successful at attracting and retaining customers.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our stock price is volatile, which could subject us to class action litigation or make future financing difficult.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

•	We may be unable to protect our intellectual property rights.

•	We may be liable for infringing the intellectual property rights of others.

•	Internet security poses risks to our entire business.

•	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could result in a negative market reaction. We are now in the process of complying with requirements resulting from the Sarbanes-Oxley Act of 2002 (“SOX”), including those provisions of Section 404 of SOX that establish requirements for both management and independent registered public accounting firms with respect to reporting on internal control over financial reporting. In 2004, we have devoted significant financial and other resources to review and strengthen our internal controls in advance of complying with the Section 404 requirements. The requirements and processes associated with Section 404 are new and untested and we cannot be certain that the measures we have taken will be sufficient to meet the Section 404 requirements or that we will be able to implement and maintain adequate controls over our financial processes and reporting in the future. If we are unable to comply with the requirements imposed by Section 404 of SOX in a timely manner, we cannot predict how the market or regulators will react.

Recent Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The EITF did not have an effect on the Company’s financial statements.

     The Emerging Issues Task Force (“EITF”) has reached a consensus on EITF Issue No. 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” The effective date for this consensus will be the same as the effective date for the revised version of FASB Statement No. 128, “Earnings per Share", yet to be issued by the Board. The Board’s most recent discussion on the effective date for Statement 128R indicates that it will be effective for reporting periods ending after December 15, 2004 and will have to be applied retroactively. Contingently convertible debt instruments are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Contingently convertible debt instruments are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). After the final language has been published, the Company will determine if EITF Issue No. 04-8 is applicable to its Senior Notes. If EITF Issue No. 04-8 is applicable, the Company will have to include the number of shares to be issued upon conversion in its calculation of diluted earnings per share for prior periods, as the debt instruments were converted by the third quarter, regardless of whether the market price triggers have been met. This will result in a small decrease in the Company’s diluted earnings per share for those prior periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $5.7 million at September 30, 2004, down from $9.5 million at December 31, 2003.

	September 30,
	2004	2003
	(dollars in millions)
Cash used in operating activities	$(7.5)	$(9.3)
Cash used by investing activities	(3.2)	(0.1)
Cash provided by (used in) financing activities	3.9	(0.5)

Operating activities

     In the nine months ended September 30, 2004, cash used in operating activities was $7.5 million, a decrease of $1.8 million compared to the nine months ended September 30, 2003. The use of cash was caused by $9.2 million in net loss increased by the recognition of $3.8 million in revenue that was classified as deferred revenue. Since the cash was received in the fourth quarter of 2003, the recognition of revenue did not effect the operating cash balance. Several non-cash expenses impacted the net loss including the $3.7 million non-cash loss related to the change in fair value of warrants to purchase common stock and conversion feature of the convertible debt caused by the increase in the Company’s share price. Additionally non-cash stock based compensation, depreciation and amortization, amortization and write-off of debt discount and issuance cost, and the loss related to the conversion of debt and issuance of stock below fair market value related to the private placement in March 2004 totaled $2.2 million decreasing the use of cash by operating activities.

     In the nine months ended September 30, 2003, cash used by operating activities was $9.3 million. Use of cash stemmed principally from an operating loss of $18.3 million offset by non-cash charges including the $2.4 million loss related to non-cash stock-based compensation charges, $1.7 million related to loss on early extinguishment of debt, $1.9 million restructuring charge, $1.3 million in depreciation and amortization, $0.7 million related to the write-off of a note receivable and $0.7 million related to bad debt expense.

Investing activities

     In the nine months ended September 30, 2004, cash used by investing activities was $3.2 million, primarily due to net purchases of short-term marketable securities of $3.0 million. Capital expenditures were $ 0.2 million.

     In the nine months ended September 30, 2003, cash used by investing activities was $0.1 million. The decrease was primarily due to a net purchase of short-term marketable securities of $0.1 million. Capital expenditures were $0.4 million and the Company sourced cash from a reduction in Restricted cash.

Financing activities

     In the nine months ended September 30, 2004, net cash provided by financing activities was $3.9 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 17, 2004 for $3.7 million. Proceeds from the exercise of stock options was $0.3 million.

     In the nine months ended September 30, 2003, net cash used by financing activities was $0.5 million. This primarily resulted from the payment of costs associated with two financings completed on March 25 and March 26, 2003.

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

     On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. The Company recorded a loss for the quarter ended September 30, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

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

     The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.1 million and $0.3 million for the three and nine months ended September 30, 2004, respectively, were accounted for using the effective interest method.

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

     During the period beginning on April 15, 2004 and May 20, 2004 – a period which covered 25 consecutive trading days – the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In the second quarter of 2004, the Company recorded a gain of $2.3 million related to the change in the fair value of the conversion feature during the period from April 1, 2004 through September 18, 2004, the date of the conversion. The Company recorded a gain based on the change in the fair values of the original warrants of $0.7 million, in the Company’s consolidated statements of operations for the three months ended September 30, 2004.

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

      The Company has contingency plans for the remainder of 2004 and through 2005 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund operations and pursue a growth strategy. The Company has no commitment for additional financing, and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the current shareholders’ ownership interest in Viewpoint.

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

Item 4. Controls and Procedures

     The Sarbanes-Oxley Act of 2002 (“SOX”) and specifically Section 404 of SOX (“Section 404”) and subsequent rules as promulgated by the Securities and Exchange Commission (“SEC”) have created requirements for management’s periodic assessment of the Company’s effectiveness of our internal controls over financial reporting as of the end of the fiscal year and whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

     The Company remains committed to conducting a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404. In addition, it has made a significant investment in resources and time in support of the Section 404 activities and is committed to maintaining a strong internal control environment.

     If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, this may impact the reliability of our internal controls over financial reporting until such time as the proper controls can be implemented.

     Although we are undertaking substantial efforts with regard to the assessment of internal controls as required by Section 404, our evaluation of internal controls may not be completed in time for our external auditors to complete their assessment in a timely basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our independent registered public accountants may not be able to render the required attestation concerning our effectiveness of the internal controls over financial reporting in a timely manner.

     Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

     In connection with the evaluation by our management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the quarter ended September 30, 2004 were identified that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Viewpoint Corporation was held on August 5, 2004. A proposal to elect seven (7) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2005 was approved by the stockholders with the nominees receiving the following votes:

	For	Withheld
Jerry Amato	47,099,515	817,884
Thomas Bennett	47,063,883	853,516
James Crabbe	46,035,185	1,882,214
Stephen Duff	47,094,814	822,585
Samuel Jones	46,018,108	1,899,291
Dennis Raney	47,057,942	859,457
Robert Rice	44,642,432	3,274,967

Stockholders also approved a proposed amendment to the Company’s certificate of incorporation increasing the authorized shares of common stock from 75,000,000 shares to 100,000,000 shares. This proposal received 44,983,856 votes in favor and 2,882,471 against, with 51,702 abstaining.

Finally, stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the 2004 fiscal year. This proposal received 44,776,643 votes in favor and 2,771,047 against, with 369,709 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On October 26, 2004, the Registrant filed a report on Form 8-K reporting that the Board of Directors of Viewpoint Corporation elected Patrick Vogt to the Board effective October 26, 2004.

     The Company filed a report on Form 8-K on November 15, 2004, to furnish its press release concerning its results of operations for the quarterly period ending on June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: November 15, 2004	By:	/s/ JAY S. AMATO

Jay S. Amato President and Chief Executive Officer

Dated: November 15, 2004	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell Chief Financial Officer

Dated: November 15, 2004	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan Chief Accounting Officer