Form 10-K
period 2004-12-31
VIEWPOINT CORP
filed 2005-03-16
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

          (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                        TO
COMMISSION FILE NUMBER: 0-27168

VIEWPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	95-4102687 (I.R.S. Employer Identification Number)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)   Yes ☒   No ☐

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004	$107,850,000
Number of shares of common stock outstanding as of February 28, 2005	57,652,000

      DOCUMENTS INCORPORATED BY REFERENCE:

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results stated, implied, or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You should carefully review these factors as well as the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

      Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet advertising company that focuses on using its graphical platform's capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003, we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. Our revenues in these product segments are supplemented by our in-house services team which builds sophisticated content that is used by customers in each product segment. Finally, we license our platform to internet publishers enabling them to deploy sophisticated graphically content at their websites.

      All of our four product segments have their roots in our core software offering, the Viewpoint Media Player (“VMP”). The VMP is a free software product installed by internet consumers on their computers to view specialized digital content displayed by websites. (See discussion of “Licensing” below.) We have been distributing the VMP since 2000 and estimate that it has been installed on more than 120 million computers in the United States. We base this estimate on independent surveys commissioned by us and by other industry participants as well as information we've received from our publishing clients who report to us the frequency with which visitors to their sites have the VMP installed before arriving at their sites.

      The VMP has an “automatic update” feature that enables new functions and features to be easily and efficiently added. Whenever an internet consumer visits a website deploying content that is built using the Viewpoint platform, or encounters online advertising content delivered by our ad-delivery product, the VMP is activated. When the VMP is activated it communicates with our servers to check for recent improvements and automatically updates itself when necessary. This activation provides a unique opportunity for us to communicate with internet consumers and to offer them the latest version of the VMP as well as other valuable features and products, such as our internet search toolbar.

      Internet Search

      On March 17, 2004, we entered the internet search business by launching a Graphically Enhanced Search toolbar product that we call the “Viewpoint Toolbar.” The Viewpoint Toolbar works within the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase into the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail images of the web pages themselves in a horizontal “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services,

Inc. (“Yahoo!”) Under our Agreement with Yahoo! we receive a share of the fees advertisers pay to Yahoo! to be listed in the search results as “sponsored links.”

      The Viewpoint Toolbar technology incorporates methods for “rendering”, streaming, updating, and “skinning” that were first developed for the VMP. Like other offerings of its type, the Viewpoint Toolbar enables consumers to search the Internet for goods, services and information. Unlike other toolbars, however, the Viewpoint Toolbar's architecture enables features such as visual representations of search results and “bookmarked” internet sites, automatic updating, generation of desktop animations, and a “Pop-Up” blocker that intercepts pop-up advertisements and holds them in a “tray” of the Viewpoint Toolbar. This tray can be accessed if and when a user desires. Viewpoint is in the process of applying for patent protection on several of these features and processes.

      In July 2004, we launched version 2.0 of the Viewpoint Toolbar which includes more efficient deployment of search results and a feature we call “Comparative Search.” When the Comparative Search feature is operating and a consumer uses a search method other than the Viewpoint Toolbar to conduct an internet search, a web page listing the search results of the search engine selected will appear and the tray from the Viewpoint Toolbar will simultaneously populate with thumbnail images of the search results supplied by Yahoo!.

      We have been offering the Viewpoint Toolbar to internet users who have the most recent version of the VMP installed on their computer. We present those users with notice of the availability of the Viewpoint Toolbar and an opportunity to install it without charge. Through March 1, 2005, we have offered over 33 million VMP users the opportunity to install the Viewpoint Toolbar and 10 million have accepted. Consumers can uninstall the Viewpoint Toolbar either through their operating system or through an option on the Viewpoint Toolbar. Over 6 million remain installed as of March 1, 2005. We also make the Viewpoint Toolbar available for download from our website.

      We generate revenue from the Viewpoint Toolbar when an internet consumer uses the Viewpoint Toolbar to conduct an internet search, or when they have the Viewpoint Toolbar installed and conduct a search at an internet site. We also generate revenue, although a very small percentage, when a user conducts a search from our search homepage, www.viewpointsearch.com. Revenue is generated when the consumer clicks on results provided by Yahoo! that have been provided because an advertiser has paid to be included in Yahoo!'s search results. Yahoo! receives the fee from the advertiser and pays Viewpoint a percentage of this fee 45 days after the end of the month in which the advertisement is clicked.

      In 2004, we recognized $2.7 million in revenue from our Internet Search business segment. For more information regarding the financial performance of this and our other segments, please see Note 15 in the financial statements.

      Advertising Systems

      We also offer an online advertising campaign management and deployment product known as “Creative Innovator.” Creative Innovator permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and others), deployment, and tracking of campaign results.

      We designed Creative Innovator to be the first management system to integrate creative assembly with campaign management and detailed performance analysis. In addition, we believe it has the broadest capabilities of any deployment system to deliver ad formats and media types, including several different video formats, 3D content, and all major “rich media” units.

      Creative Innovator is “technology agnostic”, meaning it delivers advertisements that utilize all major technologies and formats, not just those exploiting the special capabilities of the VMP. Importantly, however, video and other “rich media” ads that typically involve large file sizes and, therefore, higher bandwidth costs, can be deployed at significantly lower rates when utilizing the Viewpoint format by taking advantage of the VMP residing on the internet consumer's computer.

      We delivered over 1 billion ad impressions through Creative Innovator in 2004. Many of the campaigns were delivered to help advertisers and publishers use Creative Innovator on a trial basis and did not generate revenue. The campaigns that were delivered as “pilots” or test campaigns served to provide publishers and advertisers with practical hands-on experience with the system and provided a practical basis of comparison with other ad-serving technologies. Following trial campaigns, certain advertisers and publishers elected to use Creative Innovator on a fee basis, including America Online and CBS Sportsline.

      On January 3, 2005, we acquired Unicast Communications Corp. (“Unicast”), a leader in the delivery of internet video advertisements that play interstitially when a web surfer moves between pages at a web publisher's site, adding another video ad delivery mechanism to our solution. We believe the addition of Unicast will help accelerate the growth of our advertising systems segment both because of its past relationship with over 240 advertisers and 280 web publishers in 2004, and as a result of the addition of key personnel in the marketing, technology, sales, and customer support areas.

      Following the acquisition of Unicast, we integrated all of our product offerings into one suite of products called Viewpoint's Unicast Online Advertising Suite. This suite of products includes Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that “float”/play over the top of an internet site page). The suite of products is delivered using Creative Innovator.

      We offer these advertising formats delivered through Creative Innovator to customers, charging in the standard manner for the industry with fees based on the number of times an advertisement is deployed (i.e., on a “CPM”, or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.18 to $4.00 per thousand advertisements in 2004.

      Ad delivery via Creative Innovator also contributes to our overall strategy in that ads served through Creative Innovator cause older VMPs to be updated (as described above) regardless of whether the advertisement served relies on the VMP or uses other standard formats. At some later time, the user can be offered the Viewpoint Toolbar. Thus, we have experienced an increase in offers of Viewpoint Toolbars when we have an increase in advertising impressions delivered using Creative Innovator.

      Creative Services

      We provide fee-based professional services for creating content and implementing visualization solutions. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for our clients' particular purposes, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2004 include America Online, Inc., Toyota Motor Services, General Electric and Sony Electronic.

      Our professional services group plays an integral role in our overall strategy. Aside from generating significant revenues, the group increases our ability to sell licenses (as described below) to clients who are impressed by the advantages of the Viewpoint platform but who do not wish to create Viewpoint content themselves. Also, the group's work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients. We are not totally reliant on our own content creation services, however, as we have cultivated a network of independent content developers trained to provide those services as well.

      Licensing

      Viewpoint launched a business in 1987 as a software maker focused primarily on products that enabled content authors to create images in three dimensions and to “paint” artistic images digitally. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer's computer and interpreting instructions delivered by our customers' web sites, web sites can transmit relatively small files that can yield “rich” media on the end user's computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, several of our licensing and creative services customers are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors.

      We charge web site owners licensing fees for the right to display content in the Viewpoint format from their sites. Our technology is designed so that content in the Viewpoint format that is deployed from a website or otherwise distributed without a valid license or “key” can be spoiled by a “watermarking” image.

      We make available on our web site, without charge, the core software necessary to create content in the Viewpoint format, as well as extensive tutorials and related materials. However, we are currently developing a content authoring software product that we expect will improve upon the currently available tools and make the process of authoring content in the Viewpoint format easier. We anticipate that this product will be available in 2005. We intend to license the product for a one-time fee and include with the price of the software the right to deploy an unlimited quantity of most types of Viewpoint content from an unlimited number of websites for an unlimited period of time.

      During 2004, we generated $4.2 million in License revenues including $3.5 million from an agreement with America Online signed in 2003. While rights to use the software are perpetual, maintenance and upgrades associated with the agreement will cease in December 2005.

      The Licensing segment represents an increasingly smaller portion of our revenues. While we anticipate that license revenues may actually decrease in the future, it remains an important aspect of our business because the increase of content in the Viewpoint format deployed on the internet—and therefore, the increase in the number of VMP's in use and up-to-date—benefits our other business segments by enabling us to offer additional Viewpoint products and to sell advertising campaign management solutions that involve Viewpoint content.

Competition

      We have competitors in all four of our product segments. Competitors in the Search business include Google Inc., Yahoo! (who offers its own search toolbar in addition to supplying search results for use with the Viewpoint Toolbar), MSN, AskJeeves, Inc., FindWhat, and InfoSpace. Competitors of our Creative Innovator product include full service advertising delivery companies like DoubleClick, ValueClick, Aquantive, 24/7 Media, AOL (through its recently purchased Advertising.com subsidiary) and MSN. Additionally, certain companies specialize in delivering rich media and video advertisements although these companies are generally smaller and are not publicly listed. Competitors in the Services sector include advertising agencies, online agencies and independent creative talent that can build content in the Viewpoint format or in other rich media formats. Our software licensing competitors (and their products) include: Macromedia, Inc. (Flash and Shockwave) and Cycore AB (Cult3D).

      Some of our competitors have longer operating histories and significantly greater financial, management, technology, development, sales, marketing and other resources than we have. As we compete with larger competitors across a broader range of products and technologies, we may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price or other advantages over our products, our business would be harmed.

      A variety of other possible actions by our competitors could also have a material adverse effect on our business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants with opportunities to obtain a substantial market share in the markets in which we compete.

      Our competitors may be able to develop products or technologies comparable or superior to ours, or may be able to develop new products or technologies more quickly. We also face competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to or incompatible with our products and technologies. Such competition would adversely affect our business.

      See the section headed “Factors That May Affect Future Results of Operations” below for additional information regarding competition.

Product Development

      The continual development of new products and enhancements to our existing products is critical to our success. Our principal current product development efforts are focused on the development of the Viewpoint platform and other technologies like Creative Innovator and Graphically Enhanced Search. From time to time, we may also acquire basic software technologies that we considers complementary to our offerings.

      Our growth will, in part, be a function of the introduction of new products, technologies and services and future enhancements to existing products and technologies. Any such new products, technologies or enhancements may not achieve market acceptance. In addition, we have historically experienced delays in the development of new products, technologies and enhancements, and such delays may occur in the future. If we were unable, due to resource constraints or technological or other reasons, to develop and introduce such products, technologies or enhancements in a timely manner, this inability could have a material adverse effect on our business.

      Our research and development expenses were approximately $3.4 million, $3.4 million and $3.6 million for 2004, 2003, and 2002 respectively, excluding charges for non-cash stock based compensation. We have added additional engineers in connection with our recent acquisition of Unicast and expanded efforts in the advertising systems business which will result in increased research and development expenses during 2005.

Employees

      As of February 25, 2005, Viewpoint had 126 full time employees, including 40 related to cost of revenues in creative services and advertising systems; 20 in sales and marketing; 39 in research, development and quality assurance; and 27 in administration. This compares to 95 full-time employees at March 5, 2004 including 16 in sales and marketing, 29 in creative services, 29 in research, development and quality assurance and 21 in administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company's executive officers as of March 5, 2005:

Name	Age	Position
Jerry S. Amato	45	President and Chief Executive Officer
William H. Mitchell	47	Chief Financial Officer
Brian J. O'Donoghue	41	Senior Vice President and General Counsel
Robert E. Rice	50	Executive Chairman

Jerry S. Amato, President and Chief Executive Officer

      Mr. Amato has been a director of the Company and its Chief Executive Officer since August 2003. From July 1995 through September 1998, Mr. Amato served as President and Chief Operating Officer of Vanstar Corporation, a leading provider of services and products designed to build, manage and enhance personal computer network infrastructures with 1998 revenues exceeding $2.8 billion. From September 1998 until joining the Company in August 2003, Mr. Amato served as a principal of the Flatiron Group in New York, a business strategy and planning advisory service. In March 1998, Mr. Amato led the formation of Technology Access Action Coalition/ACT, a Washington-based organization promoting innovation and growth in the technology sector, and served as its Chairman until November 1999.

William H. Mitchell, Chief Financial Officer

      Mr. Mitchell has served as Chief Financial Officer of the Company since August 2003. From July 2002 to August 2003, Mr. Mitchell served as Chief Financial Officer of MaxWorldwide, Inc., an Internet-based provider of marketing solutions for advertisers and web publishers. From January 2001 to July 2002, Mr. Mitchell served as Chief Financial Officer for Tally Systems, Inc., a software development company. He served as Executive Vice President and Chief Financial Officer of Bigfoot Interactive, an Internet advertising company, from July 1999 to January 2001, and as Chief Operating Officer of Bigfoot International from October 1998 to July 1999. Mr. Mitchell graduated with an A.B. from Dartmouth College, MS and MS/M.B.A. degrees from Northeastern University and obtained his certified public accountant license in 1982.

Brian O'Donoghue, Senior Vice President and General Counsel

      Mr. O'Donoghue was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in corporate and litigation matters from 1995 until joining the Company as General Counsel in May 2000. Mr. O'Donoghue received his Juris Doctorate from Fordham University School of Law in 1995.

Robert E. Rice, Executive Chairman

      Mr. Rice has been Executive Chairman since August 2003. Prior to that Mr. Rice served as President and Chief Executive Officer of Viewpoint since March 2000 and Chairman of the Company's Board of Directors since November 2000. At the Company, he served as Vice President of Strategic Affairs until September 1999. He served as the President and a Director of Metastream since its formation in June 1999. Mr. Rice co-founded Real Time Geometry Corporation and served as its chairman until its sale to the Company in 1996. Before founding Real Time Geometry, Mr. Rice was a partner at the law firm of Milbank, Tweed, Hadley and McCloy LLP, where he advised on various corporate, tax, and intellectual property issues.

Item 2. Properties

      The Company leases approximately 17,000 square feet of space on the 18th floor of a 24-story office building in New York City, New York. This space houses approximately 90 personnel,

including substantially all of the Company's general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The primary lease agreement expires in February 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

      The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2009. This space houses approximately 18 personnel principally engaged in sales, marketing and production for the services segment.

      The Company also leased approximately 12,000 square feet of office space in Draper, Utah, pursuant to a sublease agreement that expired in April 2010. This space housed approximately 29 personnel in 2002 principally engaged in sales and marketing, creative services, and management information systems services. In February 2003, the Company closed this office and reached an agreement with the Leasor to terminate the lease in October, 2004. The Company recorded a partial impairment for the costs associated with maintaining this facility in 2003 and adjusted this impairment to reflect the final settlement in 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Viewpoint Corporation's (“Viewpoint” or the “Company”) common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The NASDAQ National Market under the symbol “VWPT.” On February 28, 2005, there were 321 holders of record of our common stock. Some of the holders of record of Viewpoint common stock are brokers and other institutions that hold stock on behalf of their customers. We estimate that approximately 10,000 stockholders hold shares of Viewpoint common stock through the brokers and other institutions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our common stock:

	High	Low
2004
4th Quarter	$3.30	$2.38
3rd Quarter	2.34	1.03
2nd Quarter	3.99	1.97
1st Quarter	3.50	0.75
2003
4th Quarter	$1.01	$0.68
3rd Quarter	1.64	0.72
2nd Quarter	1.37	0.43
1st Quarter	1.83	0.30

      The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

In March 2004, the Company sold 1.5 million shares of common stock, in a private placement to an institutional investor, for $3.7 million or $2.45 per share.

In December 2004 the company sold 1.9 million shares of common stock in a private placement to an investor for $5.0 million or $2.65 per share.

      Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)

Statements of Operations Data
Revenues:
Search	$2,698	$—	$—	$—	$—
Advertising systems	305	—	—	—	—
Services	4,822	4,291	3,302	3,500	1,659
Related party services	2,468	5,226	2,244	827	500
Licenses	704	2,283	5,039	8,148	1,421
Related party licenses	3,535	1,729	7,554	1,533	—

Total revenues	14,532	13,529	18,139	14,008	3,580

Cost of Revenues:
Search	45	—	—	—	—
Advertising systems	132	—	—	—	—
Services	3,074	5,776	3,587	3,283	1,467
Licenses	6	97	353	309	76

Total cost of revenues	3,257	5,873	3,940	3,592	1,543

Gross profit	11,275	7,656	14,199	10,416	2,037

Operating expenses:
Sales and marketing	3,732	8,723	16,682	17,521	18,616
Research and development	3,432	4,209	4,348	9,846	10,559
General and administrative	7,220	11,549	10,334	10,423	9,814
Depreciation	853	1,543	1,962	1,804	801
Amortization of intangible assets (1),(2)	17	10	664	3,325	1,258
Amortization of goodwill (1)	—	—	—	14,128	1,767
Restructuring charges (3)	(106)	2,023	—	—	—
Impairment of goodwill and other intangible assets (2)	—	—	6,275	7,925	—
Compensation charge related to forgiveness of an officer loan	—	—	—	—	2,322
Non-cash sales and marketing charges (4)	—	—	—	—	19,998
Acquired in-process research and development costs (1)	—	—	—	—	963

Total operating expenses	15,148	28,057	40,265	64,972	66,098

Loss from operations	(3,873)	(20,401)	(26,066)	(54,556)	(64,061)
Other income (expense):
Interest and other income, net	60	254	153	1,064	2,180
Interest expense (5)	(936)	(958)	—	—	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes (5)	(4,180)	1,209	—	—	—
Loss on conversion of debt	(810)	—	—	—	—
Loss on early extinguishment (5)	—	(1,682)	—	—	—

Other income (expense):	(5,866)	(1,177)	153	1,064	2,180

Loss before provision for income taxes	(9,739)	(21,578)	(25,913)	(53,492)	(61,881)
Provision for income taxes	90	81	107	—	—

Loss before minority interest in loss of subsidiary	(9,829)	(21,659)	(26,020)	(53,492)	(61,881)
Minority interest in loss of subsidiary	—	—	—	—	4,429

Net loss from continuing operations	(9,829)	(21,659)	(26,020)	(53,492)	(57,452)
Net income (loss) from discontinued operations (4)	129	157	127	1,122	1,496

Net loss	(9,700)	(21,502)	(25,893)	(52,370)	(55,956)
Accretion of mandatorily redeemable preferred stock of subsidiary	—	—	—	—	(438)

Net loss applicable to common shareholders	$(9,700)	$(21,502)	$(25,893)	$(52,370)	$(56,394)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.18)	$(0.47)	$(0.64)	$(1.37)	$(2.01)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.00	0.03	0.05

Net loss per common share	$(0.18)	$(0.47)	$(0.64)	$(1.34)	$(1.96)

Weighted average number of shares outstanding—basic and diluted	52,955	45,280	40,759	39,077	28,718

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data (In thousands)
Cash, cash equivalents and marketable securities (4) (7)	$8,662	$9,488	$11,568	$15,122	$29,033
Working capital (3) (5) (7)	4,416	3,324	9,051	11,765	34,313
Total assets (1) (2) (5)	45,273	45,743	53,352	61,917	102,349
Convertible notes, subordinated notes and warrants (6)	3,674	4,748	7,000	—	—
Stockholders' equity (1) (4) (7)	33,958	27,467	38,352	52,737	96,339

(1)	Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
(2)	During 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6.3 million.
(3)	In fiscal 2003, the Company implemented three restructuring plans. The first plan, implemented and completed in 2003, reduced operating expenses by closing the Company's Utah office. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.4 million, which was recorded on our income statement as restructuring charges. During October 2004 the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment after a payment of $0.3 million. As a result of this release the Company reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.
The second plan was implemented in 2003, and was designed to streamline the business. The Company incurred a restructuring charge of $0.6 million related to severance arrangements, on the income statement. In January 2004 the Company recorded a non-cash adjustment less than $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan.
The third plan was implemented and completed in 2003, and was designed to consolidate international operations to the New York office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements on the income statement.
(4)	In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on the Company's 3D and rich media visualization and marketing technologies, and to correspondingly divest itself of all its prepackaged graphics software business. Consequently, the results of operations of the prepackaged graphics software business have been classified as net income (loss) from discontinued operations for all periods presented.
(5)	On December 31, 2002, the Company completed a debt financing in which it issued to three investors, 4.95% convertible notes having an aggregate principle amount of $7 million, and warrants to purchase 0.7 million shares of Company common stock.
On March 25, 2003 the Company redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1 million principal amount of the outstanding convertible notes for shares of the Company's common stock, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes.

(footnotes continued on next page)

(footnotes continued from previous page)

In connection with the redemption of the convertible notes the Company recorded a $1.7 million loss on the early extinguishment of debt.
On March 26, 2003, the Company entered into a Securities Purchase Agreement with three other accredited investors pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of subordinated notes and 3.6 million shares of Viewpoint common stock.
On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company's common stock. In the first quarter of 2004, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature from January 1, 2004 through the date of the conversion. For the three months ended March 31, 2004 the Company also recorded a loss related to a change in the fair value of the conversion feature and warrants of $3.7 million and $1.3 million, respectively.
In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company's public announcement of the closing of the private placement.
During the period beginning on April 15, 2004 and May 20, 2004—a period which covered 25 consecutive trading days—the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In the second quarter of 2004, the Company recorded a gain of $3.0 million related to the change in the fair value of the conversion feature during the period from April 1, 2004 through June 18, 2004, the date of the conversion.
In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.
(6)	In November 2003, the Company sold 3.1 million shares of common stock, in a private placement to Federal Partners, L.P., an affiliate of The Clark Estates, Inc. for $2.5 million or $0.80 per share. Under the terms of the investment, the Company was obliged to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003. The Company filed the registration statement on December 27, 2003.
In March 2004, the Company sold 1.5 million shares of common stock, in a private placement to an institutional investor, for $3.7 million or $2.45 per share.
In December 2004 the company sold 1.9 million shares of common stock in a private placement to an investor for $5.0 million or $2.65 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “ Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words “wills,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading internet advertising company that focuses on using its graphical platform's capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company licenses its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites.

      On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user's search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. (“Yahoo!”) Under its Agreement with Yahoo!, Viewpoint receives a share of the fees advertisers pay to Yahoo! to be listed in the search results as a “sponsored link”.

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

      On January 3, 2005 Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complements Viewpoint's in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet's most active websites including Microsoft's MSN, Yahoo! and America Online. Viewpoint believes that the addition of Unicast will significantly accelerate the Company's growth in its advertising systems segment.

      We provide fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use Creative Innovator as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client's particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2004 include America Online, Toyota Motor Services, General Electric and Sony.

      Viewpoint began business in 1987 as a software maker focused primarily on products that enabled content authors to create images in three dimensions and to “paint” artistic images digitally. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer's computer and interpreting instructions delivered by our customers' web sites, web sites can transmit relatively small files that can yield “rich” media on the end user's computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, several of our licensing and creative services customers are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors.

      Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of December 31, 2004, had an accumulated deficit of $255.3 million. Viewpoint's prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

      The following table sets forth certain selected financial information expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	2003	2002

Statements of Operations Data
Revenues:
Search	19%	—%	—%
Advertising systems	2	—	—
Services	33	32	18
Related party services	17	38	12
Licenses	5	17	28
Related party licenses	24	13	42

Total revenues	100	100	100

Cost of revenues:
Search	—	—	—
Advertising systems	1	—	—
Services	21	42	20
Licenses	—	1	2

Total cost of revenues	22	43	22

Gross profit	78	57	78

Operating expenses:
Sales and marketing	26	64	92
Research and development	25	32	24
General and administrative	48	86	56
Depreciation	6	11	11
Restructuring charges related to office closure	(1)	15	—
Amortization of intangible assets	—	—	4
Impairment of goodwill and other intangible assets	—	—	35

Total operating expenses	104	208	222

Loss from operations	(26)	(151)	(144)
Other income (expense):
Interest and other income, net	—	2	1
Interest expense	(6)	(7)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(29)	9	—
Loss on conversion of debt	(6)	—
Loss on early extinguishment	—	(12)	—

Other income	(41)	(8)	1

Loss before provision for income taxes	(67)	(159)	(143)
Provision for income taxes	1	1	1

Net loss from continuing operations	(68)	(160)	(144)
Adjustment to net loss on disposal of discontinued operations, net of tax	1	1	1

Net loss	(67)	(159)	(143)

Net loss applicable to common shareholders	(67)%	(159)%	(143)%

Critical Accounting Policies And Estimates

      Viewpoint's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company's significant accounting policies, see Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

      Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements:

Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”. Per SOP 97-2 and SAB No. 104, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company's fee is fixed or determinable, and (d) collectibility is reasonably assured.

      Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. Search revenue, as explained in more detail below, is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the company's products. License revenues are generated from licensing the rights to use products directly to customers and indirectly through Value Added Resellers (“VARs”).

      Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

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

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 104. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer's contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

      License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell the Viewpoint technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell the company's technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist. Term-based licenses that include upgrades, when and if available, over the term of the contract are recognized ratably over the term that the upgrades are provided.

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

      Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Standard terms for Advertising systems arrangements require payment within 30 days of billing which is generally at the end of each month. Standard terms for payment of Search revenue by Yahoo! requires payment within 45 days of the end of a month. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company's arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

Percentage of Completion

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables,” Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company's fee is fixed or determinable, and (d) collectibility is reasonably assured.

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer's contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist.

Reserve for Bad Debt

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The company regularly monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

Valuation of goodwill and intangible assets

      The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with finite lives and addresses impairment testing and recognition for goodwill and intangible assets. SFAS No. 144 establishes a single model for the impairment of long-lived assets.

      We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess goodwill impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

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

Investments

      We record an impairment charge when we believe an investment asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Derivatives

      In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company's convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004 the convertible notes were converted into common stock.

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

Restructuring Activities

      Restructuring activities are accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated With Exit or Disposal Activities”. SFAS No. 146 requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Financial Performance Summary

      Viewpoint reported total revenue of $14.5 million for 2004, compared to $13.5 million for 2003. Gross profit for the year ended December 31, 2004 was $11.3 million, compared to $7.7 million for the twelve months ended December 31, 2003. The improvement in gross profit in 2004 compared to 2003 was due to the addition of revenues from our higher margin search products of $2.7 million, and higher margin professional services contracts during 2004.

      Operating loss for the year ended December 31, 2004 was $3.9 million compared to $20.4 million for the year ended December 31, 2003. The lower level of operating losses came from a reduction in operating expenses due to steps management implemented in 2003 to reduce costs, primarily in payroll. Additionally, in 2003 the Company recognized $2.0 million in restructuring costs that had a small net positive adjustment in 2004 and experienced a $2.4 million decrease in non-cash stock based compensation charges in 2004 compared to 2003.

      The Company recognized a net loss of $9.7 million, or $(0.18) per share in 2004, compared to a net loss of $21.5 million, or $(0.47) per share in 2003. The lower level of net loss was principally due to reduced operating losses, offset by an increase in other expenses principally due to the $5.4 million expense associated with its obligation to convertible debt and warrant holders attributable to its March 2003 financing. This obligation increased in 2004 due to an increase in the Company's stock price during the year, and represents a non-cash expense to Viewpoint. Additionally, 6.7 million additional common shares were outstanding during 2004 when compared to the prior year due to two private placements, the conversion of debt to equity and the exercise of stock options that occurred during the year. These additional shares had the impact of reducing the net loss per share.

      From March through June, 2004 Viewpoint converted $2.7 million of convertible debt to equity. Additionally, in March 2004 the Company sold 1.5 million shares of stock in a private placement for $3.7 million or $2.45 per share. Finally, in December 2004, the Company sold 1.9 million shares of common stock in a private placement for $5.0 million or $2.65 per share.

      Viewpoint's cash, cash equivalents, and marketable securities as of December 31, 2004 were $8.7 million compared to cash, cash equivalents, and marketable securities of $9.5 million at December 31, 2003. This decrease can be attributed to the Company's operating loss less the recognition of deferred revenue, which was a non-cash item during the year ended December 31, 2004, offset by the first and fourth quarter's private placements. The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, if any, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Viewpoint. In the event the company is unable to obtain adequate financing or profitable operations in future periods, operations will need to be scaled back or activity in certain segments discontinued.

Revenues

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Search	$2,698	N/A %	$—	N/A %	$—
Advertising systems	305	N/A	—	N/A	—
Services	4,822	12	4,291	30	3,302
Related party services	2,468	(53)	5,226	133	2,244
Licenses	704	(69)	2,283	(55)	5,039
Related party licenses	3,535	104	1,729	(77)	7,554

Total revenues	$14,532	7%	$13,529	(25)%	$18,139

      On March 17, 2004 Viewpoint entered the internet search business, by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase, and began delivering the Viewpoint Toolbar Version 1.0. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint

Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

      Viewpoint also offers an online advertising campaign management and deployment product. The product permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand impression (“CPM”) basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to continue to grow in future quarters.

      Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2004 the Company concentrated on executing larger creative projects which improved overall financial performance of the segment.

      The Company also generates revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. Prior to 2004, licenses were generally 15 months in duration. Revenues were recognized upon the completion of the sales and delivery process so long as all other revenue recognition criteria were satisfied. The Company supplemented its license revenue by providing content development services to licensees. The service revenues were recognized on a percentage of completion basis as computed by comparing the incurred costs of the project to the total estimated project cost and applying this percentage against the total contracted revenue.

      During 2004 the Company continues to recognize license sales upon delivery so long as all other revenue recognition criteria are satisfied. Since January 2004, licenses are generally sold for a 12 month term. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales will be amortized over a 12 month period, due to the inclusion of when and if available upgrades.

      During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which was received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company is recognizing revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company's obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements.

      During 2004, the Company began to focus more resources on its Search and Advertising systems segments. While the Company was successful in selling some licenses during 2004 it is likely that License revenue will continue to decline relative to total revenues.

      Search revenues of $2.7 million for 2004 represent fees earned by Viewpoint since its introduction of the Viewpoint Toolbar in March 2004. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 1.2 million Viewpoint Toolbars through June 30, 2004 and 4.7 million through September 30, 2004 and 8.7 million through December 31, 2004. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. During 2004 the Company delivered search results to consumers over 400 million times. The Company believes that search revenues will continue to increase in 2005 if it is able to continue to increase the number of Viewpoint Toolbars that are distributed and remain installed.

      The Company recognized $0.3 million in advertising systems revenue during 2004. This revenue was generated by delivering advertising impressions to websites in several different formats including video, principally during the fourth quarter of the year. While growth in this product revenue has been slower than anticipated, the Company expects growth to continue to increase during 2005 since the Company had more success selling its advertising systems products during the fourth quarter of 2004. Viewpoint purchased Unicast Corporation (“Unicast”) on January 3, 2005. Unicast recognized advertising systems revenue in excess of $6.0 million during 2004. The Company believes it will be able to increase advertising systems revenues in 2005 due to the Unicast acquisition as well as an increase in spending by advertisers in the rich media advertising delivery market. Revenue increases may be negatively impacted by lower CPM rates if more competitors enter this market or website publishers develop delivery systems similar to those used by the Company.

      Service revenues of $4.8 million increased approximately $0.5 million or 12% for the year ended December 31, 2004 compared to the same period last year. The Company's revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment and recognized revenue in February 2004. The Company recorded $1.2 million in revenue, along with all associated expenses, for this same service project during 2003. The $0.7 million decrease in revenue from this client was offset by the Company selling more services to other clients in 2004 who had purchased licenses during 2003 and 2004. Approximately $0.8 million in service revenues from AOL are also included in this category in 2004 as they ceased being a related party in December 2003 and two contracts underlying these service revenues were executed in 2004. The Company believes that it will be able to increase revenues in this segment if licensees continue to ask the Company for assistance in building more content using the Viewpoint Platform to be used at their websites.

      Related party service revenues of $2.5 million for the year ended December 31, 2004, decreased by approximately $2.8 million or 53% compared to the same period last year. This decrease is due to AOL use of the Company's engineering professional services extensively in 2003 which amounted to $2.1 million in revenue. These services were not used in 2004. In addition, revenues included in 2004 as related party service revenues relate to contracts that were entered into prior to December 2003. The Company believes that revenue in this segment will be significantly lower in 2005 since there is only one remaining agreement for the Company to provide services to AOL that was executed in 2003.

      License revenues of $0.7 million decreased approximately $1.6 million or 69% for the twelve months ended December 31, 2004, compared to the same period last year. License revenues in 2004 were essentially generated from licenses sold with upgrades offered when and if available over the term of the license. Conversely, during 2003, the Company generated license revenue from licenses sold without upgrades offered over the term of the contract. These licenses met the revenue recognition requirements and were therefore recognized upon delivery of the software. These licenses included three licenses purchased by international Value Added Resellers (“VAR”s), two international sales through its London office and two multi-year licenses. The Company has ceased pursuing sales through reseller channels and closed the department that supported this process at its headquarters. It has also closed its London office in December 2003 due to costs involved in supporting that location. One of the multi-year licenses remains in place and another was subsequently modified. The Company believes that revenues in this segment will continue to decrease as the Company focuses on increasing distribution of licenses through lower rates and focus efforts on other segments.

      Related party license revenues increased approximately $1.8 million, or 104% to $3.5 million, for the year ended December 31, 2004 compared to the same period last year. The increase is attributable to the difference in the agreements AOL was working under. In 2004, AOL was working under one agreement the whole year which amounted to $3.5 per year in license revenue. In 2003, this agreement was only outstanding for approximately 3 months, prior to which the Company recognized $1 million in license revenue. Revenues in this segment will remain constant in 2005 and will be eliminated in 2006.

      Service revenues increased $1.0 million, or 30%, for 2003 compared to 2002. The increase was caused by an expanded use of our services group by long term licensees and companies licensing our software on a project basis.

      Related party service revenues increased by approximately $3.0 million, or 133%, for 2003 compared to 2002. The increase was caused by an increased demand by AOL to utilize our services group to produce creative material for use by AOL in part due to their launch of new software in 2003, as well as post-contract customer support for software licensed by AOL in 2002 and 2003.

      Total related party revenues for the year ended December 31, 2003 were $7.0 million and were for services and licenses provided to AOL. The Company considered AOL a related party from November 2000 through December 10, 2003 because an employee of AOL served on the Company's board of directors during that time and AOL held 1.8 million shares of Company common stock.

      License revenues decreased by $2.8 million, or 55%, for 2003 compared 2002. The decrease was principally due to the successful sale of licenses for extended periods for certain customers during 2002 that did not require renewal during 2003, and a decrease in the number of new customers we were able to sell our software licenses to during the year. In addition, in 2003 there was a sharp decline in the sales to VARs of the rights to license our software to third parties as compared to the prior year.

      Related party license revenues decreased by $5.8 million, or 77% for 2003 compared with 2002. The decrease was caused by a 2002 amendment to an AOL contract that originated in 2001. The 2002 amendment resulted in the Company recording revenues when payments were due, as compared to the partial deferral of those payments which would have otherwise occurred. This amendment resulted in the Company recognizing $5.8 million in license revenues in 2002 as opposed to $2.7 million if the contract had not been amended. In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. In 2003, the Company recognized license revenue of $0.7 million, and service revenue of $0.1 million related to this contract. The Company is recognizing the remaining revenue from this agreement ratably as License and Services revenue, through December 31, 2005, which represents the duration of the Company's obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements.

Cost of revenues

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Search	$45	N/A %	$—	N/A %	$—
Advertising systems	132	N/A	—	N/A	—
Services	3,074	(47)	5,776	61	3,587
Licenses	6	(94)	97	(73)	353

Total cost of revenues	$3,257	(45)%	$5,873	49%	$3,940
Percentage of total revenues	22%		43%		22%

      The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. The Company believes that as Search revenue increases the hosting services associated with this revenue will increase although we do not anticipate an increase in the costs as a percentage of revenues.

      Cost of revenues from advertising systems consists of the web-hosting fees associated with serving advertising content and costs of developing certain advertisements in contracts that included a combined price for developing creative material and delivering that material. The

Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. During the third quarter of 2004 the Company separated creative development from delivery contracts which will separate the creative development revenues and costs into services revenues and costs in the future. The Company believes that as advertising system revenue increases, expenses for bandwidth will increase. However, the Company believes that costs as a percentage of revenue will decrease since it will receive improved pricing efficiencies for hosting and delivery services and it does not anticipate bundling the costs of developing creative advertising with contracts for delivery of such advertising impressions.

      Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services decreased by $2.7 million for the year ended December 31, 2004 as compared to the same period last year. The decrease in cost of revenues for services is attributable to the decrease in service revenues. Services expenses as a percentage of services revenues decreased from 61% to 42% because of the $0.5 million payment made in February 2004, which was recognized as revenue in 2004 against which the cost had been recognized in cost of revenues in 2003, and due to more effective cost controls, including a reduced reliance on outside contractors, by the services group. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2005.

      Cost of revenues for licenses consists primarily of commissions to VARs. The decrease in cost of license revenues for 2004 is attributable to a decrease in sales to VARs that require commission payments, as compared to the same periods last year. The Company believes these costs will not change significantly in 2005.

      Cost of revenues-service in 2003 increased by $2.2 million or 61%, compared to 2002. This increase was directly attributable to an increase in service revenues of 72%. Cost of revenues-license in 2003 decreased by $0.3 million or 73% compared to 2002. The reduction in cost of revenues-licenses was due to the reduction in license sales made to VARs during 2003.

Sales and marketing

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Sales and Marketing	$3,732	(57)%	$8,723	(48)%	$16,682
Percentage of total revenues	26%		64%		92%

      Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

      Sales and marketing expenses decreased by $5.0 million, or 57%, for the year ended December 31, 2004 compared to the same period last year due to a decrease in personnel in the sales and marketing area. Personnel costs including fringe benefits decreased by $3.7 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Travel and entertainment expenses decreased by $0.4 million due to a reduction in sales staff and a decrease in the number of trade events attended by the Company. Consulting expenses, including marketing expenses such as trade shows, decreased by $0.7 million related to decreases in marketing efforts for certain products compared to the same period last year. Non-cash stock-based compensation charges decreased $0.5 million due to headcount reductions in sales and marketing personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. Currently, the Company issues stock options to new personnel with an exercise price equal to the market value of the common stock on the date of grant. These decreases were offset by an increase in marketing expense related to launching and building the Company's search business of $0.9 million. The Company believes that sales and marketing expenses will increase in 2005 primarily due to the net addition of 4 employees in this area related to the Unicast acquisition as well as increased commission and marketing costs associated with increases in revenues and generating revenues in search and advertising systems for a full year in 2005. However, the Company believes that costs as a percentage of revenue will decrease in 2005.

      Sales and marketing expenses decreased $8.0 million, or 48%, in 2003 compared to 2002. This decrease was principally attributable to a decrease in salaries and related fringes of approximately $4.7 million due to a decreased demand for our products and a corresponding reduction in our sales and marketing efforts. An additional $2.7 million reduction in sales and marketing expenses was due to a decrease in non-cash stock-based compensation as employees associated with these charges either left the company before their options fully vested or the options became fully vested in 2003; a $0.6 million decrease due to bad debt expense associated with certain officer loans that were written off in 2002, and a $0.5 million reduction was due to a curtailment of marketing efforts stemming from the slowdown in demand for our products. A quarterly reduction in total expense of approximately $0.5 million in sales and marketing costs were realized in the fourth quarter of 2003 compared to the third quarter of 2003 largely resulting from the Company's office consolidation and workforce reductions which occurred during the third quarter of 2003.

Research and development

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Research and development	$3,432	(18)%	$4,209	(3)%	$4,348
Percentage of total revenues	25%		32%		24%

      Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

      The Company's research and development efforts are primarily directed at improving the overall quality of the Viewpoint Media Player and its proprietary software tools for creating digital content as well as development of the Viewpoint Toolbar and advertising systems products. During 2003, the Company developed significant enhancements to the video playback functionality of Viewpoint Media Player (which the Company made available in June 2003), an authoring tool for clients publishing advertising content, Computer Aided Design (“CAD”) workflow solutions and technology for converting CAD data into Viewpoint content, expanded capability of the Video Media Player onto new platforms, developed new configuration capabilities for user interfaces, and enhancements to the Viewpoint Media Player that allow print quality images to be generated from interactive online content. Additionally, the Company began to build an ad serving system, Creative Innovator, which is capable of deploying advertising on internet websites. Beginning in 2004 the Company expanded its efforts to build the Viewpoint Toolbar for searching and related advertising efforts. It also developed a creative assembly capability for the advertising systems product that is used to deploy advertising to publisher sites on the internet. Additionally, it developed the capability of delivering video advertising using its advertising system. The Company has also been building a software development kit that will simplify the creation of graphical content to be deployed on the Viewpoint platform that should be available to the market in 2005.

      Research and development expenses decreased by $0.8 million or 18% for the year ended December 31, 2004 compared to the same period last year. The most significant decrease came in non-cash stock-based compensation which decreased $0.8 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. These decreases were off-set by an increase in salaries and benefits of $0.3 million. Salaries and benefits increased due to specific engineering salaries and benefits that were classified as cost of revenues as a result of revenue generating customer specific development work during the first three quarters of 2003. Such contracts did not exist in the same period of 2004. This was offset by a reduction in bonuses of $0.2 million for payments made during 2003 for the completion of certain projects were not paid in 2004. Travel and entertainment expenses decreased by $0.1 million due to a reduction in travel associated with reductions in staffing levels during the year. The Company believes that costs in this area will increase due to the net addition of 10 employees during the year, due to the Unicast acquisition, however costs relative to revenues should decrease.

      Research and development expenses decreased $0.1 million or 3% in 2003 compared to 2002 due to a $0.3 million decrease in compensation and fringes associated with a reduction of employees in the research and development area as the company narrowed its focus on research and development efforts and certain employees were assigned to other departments. This decrease was offset by an increase of $0.1 million in non-cash stock-based compensation charges associated with the re-assignment of certain employees from other departments into research and development.

General and administrative

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
General and Administrative	$7,220	(37)%	$11,549	12%	$10,334
Percentage of total revenues	48%		86%		56%

      General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

      General and administrative expenses decreased by $4.3 million or 37% for the year ended December 31, 2004 compared to the same period last year. Non-cash stock-based compensation decreased by $1.1 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. Bad debt expense decreased by $1.2 million due in part to the collection of accounts written off during 2003. Facility costs decreased by $0.4 million associated with the closing of a facility in Utah in a restructuring completed in 2003. Total compensation costs including fringe benefits decreased by $0.6 million associated with the reduction in executive staff associated with the cost reduction programs implemented by management in 2003. Corporate costs were reduced by $0.6 million from 2003 due to costs incurred with outside counsel and accountants offset by additional costs associated with implementing the requirements of Sarbanes Oxley's Section 404 in 2004. The Company believes that costs in this area will increase in 2005 due to the net addition of 7 employees during the year, due to the Unicast acquisition, however costs relative to revenues should decrease.

      General and administrative expenses increased $1.2 million in 2003 compared to 2002 due to a $0.8 million increase in severance costs related to an unfavorable legal decision regarding an officer loan, bad debt expense of $0.4 million associated with an increase in the number of large license receivables that were written off, and $0.2 million of internal use software that was determined to be obsolete after a review of future utility in the third quarter of 2003. These were offset by a decrease of $0.2 million in facilities costs associated with the closure of our Utah office.

Depreciation

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Depreciation	$853	(45)%	$1,543	(21)%	$1,962
Percentage of total revenues	6%		11%		11%

      Depreciation expense decreased $0.7 million or 45% in 2004 compared to 2003 due to a reduction in depreciable equipment used in our Company stemming from our restructurings in 2003 and the retirement of equipment at the conclusion of its useful life. Depreciation expense decreased $0.4 million or 21% in 2003 compared to 2002 due to the reduction of depreciable equipment associated with the reduction in staffing stemming from our restructurings and the retirement of equipment at the conclusion of its useful life.

Amortization of intangible assets

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Amortization of intangible assets	$17	70%	$10	(98)%	$664
Percentage of total revenues	—%		0%		4%

      Amortization of intangible assets relates to the amortization of patents and trademarks Amortization of intangible assets decreased $0.7 million or 98% in 2003 compared to 2002 as all intangible assets acquired in the Viewpoint Digital transaction were either fully amortized or written off in accordance with SFAS No. 144 during 2002.

Restructuring charges

	2004	% Change	2003	% Change		2002
	(Dollars in thousands)
Restructuring charges	$(106)	(105)%	$2,023	N/A	%	$—
Percentage of total revenues	(1)%		15%			—%

      In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company's Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. This charge is recorded on our income statement as restructuring charges. The restructuring charges represent the present value of remaining lease commitments discounted by 20% and reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the fair value of the remaining lease commitment reduced by estimated sublease rental income. During October 2004 the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment after a payment of $0.3 million. As a result of this release the Company reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.

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

Impairment of goodwill and other intangible assets

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$—	N/A	$—	(100)%	$6,275
Percentage of total revenues	—%		—%		35%

      In the first and second quarter of the year ended December 31, 2003, the market value of the Company's equity securities declined below the Company's carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of March 31, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded. Subsequent to March 31, 2003, the market value of the Company recovered and increased to a value in excess of its carrying value through December 2003.

      In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date. As of March 31, 2002, due to the persistence of unfavorable economic conditions, lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6.3 million during the three months ended March 31, 2002. The fair value of the Viewpoint Digital assets was estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of the date the impairment was recorded.

Interest and other income, net

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Interest and other income, net	$60	(76)%	$254	66%	$153
Percentage of total revenues	—%		2%		1%

      Interest and other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company's cash, cash equivalents and marketable securities balances and market interest rates.

      Interest and other income decreased $0.2 million or 76%, in 2004 compared to 2003 and increased $0.1 million or 66%, in 2003 compared to 2002 based on the change in average cash, cash equivalents and marketable securities balances as well as the change in interest rates.

Interest expense

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Interest Expense	$(936)	(2)%	$(958)	N/A	$—
Percentage of total revenues	(6)%		(7)%		—%

      Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company's outstanding convertible and subordinated notes. The Company issued convertible notes with a principal balance of $7.0 million on December 31, 2002, then subsequently redeemed $3.3 million of the notes at par, exchanged $1.0 million of the notes for common stock and exchanged $2.7 million of the notes for new notes on March 25, 2003. Additionally, the Company issued $3.5 million of subordinated notes on March 26, 2003. The $6.2 million aggregate principal balances of the convertible and subordinated notes, which were outstanding at December 31, 2003, bear interest at a rate of 4.95%.

      In March 2004, one of the institutional investors holding the convertible notes converted three $0.3 million convertible notes into Company common stock at $1.00, $1.00, and $1.10, respectively. In connection with this conversion, the Company issued the investor 0.9 million shares of Company common stock.

      During the period beginning on April 15, 2004 and ending on May 20, 2004, a period which covered 25 consecutive trading days, the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

      The Company believes that interest expense will increase in 2005 as the Company assumed $2.8 million of debt in the Unicast acquisition.

Loss on conversion of debt

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Loss on conversion of debt	$(810)	N/A	$—	N/A	$—
Percentage of total revenues	(6)%		—%		—%

      On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company's common stock. In the first quarter of 2004, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature from January 1, 2004 through the date of the conversion. For the three months ended March 31, 2004 the Company also recorded a loss related to a change in the fair value of the conversion feature and warrants of $3.7 million and $1.3 million, respectively.

      In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company's public announcement of the closing of the private placement.

      During the period beginning on April 15, 2004 and ending on May 20, 2004, a period which covered 25 consecutive trading days, the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(4,180)	(446)%	$1,209	N/A	$—
Percentage of total revenues	(29)%		9%		—%

      Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” the Company recorded a loss for 2004 based on the changes in fair values of the conversion options of the convertible notes of $3.0 million and warrants to purchase common stock of $1.2 million and a gain for 2003 based on the changes in fair values of the conversion options of the convertible notes of $1.0 million and warrants to purchase common stock of $0.2 million. Gains and losses are calculated based upon changes in the company's common stock value and the number of common stock equivalents that the associated financial instruments may be settled in.

      The Company believes that expenses in this area will decrease in 2005 since it only has to account for the impact of the change in its common stock price on the outstanding stock warrants. The amount of the decrease, if, any, however, will be driven by changes in the Company's common stock price that is partially beyond the control of the Company.

Loss on early extinguishment of debt

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Loss on early extinguishment of debt	$—	(100)%	$(1,682)	N/A	$—
Percentage of total revenues	—%		(12)%		—%

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed a $7.0 million private placement of convertible notes and warrants on December 31, 2002. Pursuant to these agreements, the Company redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1.0 million principal amount of the outstanding convertible notes for shares of Viewpoint common stock at $0.74 per share, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes. The warrants to purchase 0.7 million shares of Company common stock, which were issued to these investors on December 31, 2002, remain outstanding.

      In accordance with the provisions of Accounting Principals Board (“APB”) Opinion No. 26 “Early Extinguishment of Debt,” and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”, the Company recorded a loss on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 million related to the write-off of deferred loan costs. The carrying value of the convertible notes at the time of the exchange was $5.6 million, inclusive of $0.1 million, which represented the fair value of the conversion options. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt.

Adjustment to net loss on disposal of discontinued operations, net of tax

	2004	% Change	2003	% Change	2002
	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$129	(18)%	$157	24%	$127
Percentage of total revenues	1%		1%		1%

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      During the years ended December 31, 2004, 2003 and 2002, the Company recorded an adjustment to net loss on disposal of discontinued operations, net of tax, of $0.1 million, $0.2 million and $0.1 million respectively, as a result of changes in estimates related to accounts receivable and liabilities of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

      An investment in Viewpoint involves a high degree of risk. You should consider carefully the following information about these risks, before you decide to invest in Viewpoint. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In this case, the market price of our common stock could decline, and you could lose all or part of your investment.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

      We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2004, we had an accumulated deficit of approximately $255.3 million. We may continue to incur operating losses in the future, which may cause our share price to decline.

WE MAY HAVE TO OBTAIN FINANCING ON LESS FAVORABLE TERMS, WHICH COULD DILUTE CURRENT STOCKHOLDERS' OWNERSHIP INTERESTS IN THE COMPANY.

      In order to fund our operations and pursue our growth strategy we may seek additional financing through public or private equity funding or from other sources. We have no commitment for additional financing and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences, or privileges senior to our common stock and may dilute our current stockholders' ownership interest in Viewpoint.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RELATIVELY RECENTLY LAUNCHED OUR SEARCH TOOLBAR AND CREATIVE INNOVATOR PRODUCTS.

      We began offering our Graphically Enhanced Search toolbar services in March 2004 and Creative Innovator in November 2003. Accordingly, we have limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success with these products. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as Internet advertising, Internet search, and e-commerce.

OUR COMPETITORS IN THE SEARCH BUSINESS INCLUDE MUCH LARGER COMPANIES LIKE GOOGLE, MICROSOFT, YAHOO! AND OTHERS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO TO BUILD A BUSINESS.

      Developing a new business like our Search or Advertising delivery segments require significant resources to continue to develop product innovations and attract customers. These businesses generated minimal revenues for us prior to June 2004. Our competitors in these new businesses are much larger with more extensive resources which may enable them to develop product enhancements that attract new customers more successfully than we can. Our inability to keep pace with these developments may cause our revenue growth to be reduced or even eliminated.

OUR EFFORTS TO DISTRIBUTE OUR GRAPHICALLY ENHANCED SEARCH TOOLBAR MAY EXPERIENCE SETBACKS LIMITING OR REDUCING OUR SEARCH REVENUE.

      We distribute our Graphically Enhanced Search toolbar through a complicated process that relies on internet users visiting websites or seeing advertising for a sufficient period of time to receive the software that eventually offers them our search toolbar. We need to continue to expand our reach of internet users who visit affiliated websites or view our advertising in order to receive the software. We have had some success at reaching and offering our Viewpoint Toolbar to approximately 4.0 million internet users per month during the third and fourth quarters of 2004. However, there can be no assurance that this pace of growth, which is dependent on our ability to extend our internet reach, will continue. Additionally our reach is impacted by the rate of uninstallation of our Viewpoint Toolbars. We believe 3.3 million Viewpoint Toolbars were uninstalled during 2004 after being accepted by a consumer. The Viewpoint Toolbars could have been uninstalled for a variety of reasons including lack of use, concern over performance, acceptance of a competitor's product or user error. If we are not able to continue to offer the Viewpoint Toolbar at the current rate, the pace of uninstallations could lead to a decrease in our total net installed universe.

THE SUCCESS OF OUR GRAPHICALLY ENHANCED SEARCH OPERATIONS DEPENDS ON USERS' SATISFACTION WITH SEARCH RESULTS SUPPLIED BY YAHOO!.

      We entered into an agreement with Yahoo! which establishes Yahoo! as our exclusive supplier of search results for the Viewpoint Toolbar for two years. The market for products that enable and supply search results is relatively new, intensely competitive, and rapidly changing. Yahoo!'s principal competitors for supplying search results include Google Inc. and Microsoft. If these or other competitors develop more popular search results, end users may choose to use search toolbars or other search methods through which results from these competitors are supplied.

WE MAY BE UNABLE TO SUCCESSFULLY REPLACE OUR SEARCH RESULTS VENDOR WHEN OUR DISTRIBUTION CONTRACT WITH YAHOO! EXPIRES IN MARCH 2006.

      We receive paid search results from Yahoo! Yahoo! is successful at attracting advertisers who seek to purchase internet search advertisements, and our agreement with Yahoo! provides us a satisfactory percentage of those revenues. Our contract with Yahoo! expires in March 2006. There can be no assurance that our agreement with Yahoo! will be renewed on the same terms, if at all. Furthermore, there can be no assurance that we would be able to successfully replace Yanoo! with another provider of search results on similar financial terms if necessary.

OUR SOFTWARE PRODUCTS MAY BE WRONGLY LABELED AS SPYWARE OR ADWARE WHICH MIGHT LEAD TO ITS UNINSTALLATION CAUSING A DECREASE IN OUR REVENUES.

      Our software products do not collect personally-identifiable information about users or track their activity on the internet. Nonetheless, our software products, including the Viewpoint Toolbar and the Viewpoint Media Player, have been wrongly characterized as spyware or adware by certain security software vendors. We monitor activity in this area and undertake efforts to educate vendors about the characteristics of our software, and thus far have been successful at getting these vendors to change their characterization of our Viewpoint Toolbar. Should we fail to persuade such vendors about the functionality of our Viewpoint Toolbar, or not learn about a false characterization on a timely basis, a substantial number of our Viewpoint Toolbars could be uninstalled leading to a decrease in our revenues and our business will be materially and adversely affected.

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

OUR FAILURE TO SUCCESSFULLY COMPETE MAY HINDER OUR GROWTH.

      The markets for Internet advertising and related products and services are intensely competitive and such competition is expected to increase. Our failure to successfully compete may hinder our growth. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than ours. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective clients. We cannot be certain that we will be able to successfully compete against current or future competitors. In addition, the Internet must compete for a share of advertisers' total budgets with traditional advertising media, such as television, radio, cable and print, as well as content aggregation companies and other companies that facilitate Internet advertising. To the extent that the Internet is perceived to be a limited or ineffective advertising or direct marketing medium, advertisers and direct marketers may be reluctant to devote a significant portion of their advertising budgets to Internet marketing.

OUR REVENUES WILL BE SUBJECT TO SEASONAL FLUCTUATIONS.

      We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers' spending priorities or budget cycles or extend our sales cycle. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

WE MAY ENTER INTO BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

      We acquired Unicast Communications Corp. on January 3, 2005 and may continue to pursue expansion of our operations or market presence by entering into additional business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

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

      The acquisition of Unicast includes all of the risks outlined above and may lead to a reduction of operating income if we are not able to successfully integrate the customers, employees and products into our offerings. We have not entered into negotiations to acquire any other businesses.

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

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

      In order to remain competitive, we will be continually required to enhance and to improve the functionality and features of our Search and Advertising systems segments, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. We may face material delays in introducing new services, products, and enhancements. If such delays occur, our users may forego use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS.

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the growth of our Viewpoint Toolbar or Creative Innovator products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

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

      In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our Creative Innovator technology resides on computer systems located in our data centers hosted by IBM and Savvis and use the networking capabilities of these companies and Akamai. These systems' continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems in the future could cause interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

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

Recent Accounting Pronouncements

      In March 2004, the EITF reached a consenus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The proposed statement does not have an effect on the Company's financial position and results of operations.

      On September 30, 2004, the Emerging Issues Task Force (“EITF”) confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. The effect of these adjustments would not effect diluted earnings per share for the three months ended June 30, 2004, the only period in which the Company had net income resulting in the Company reporting diluted earnings per share.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153).

SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $8.7 million at December 31, 2004, down from $9.5 million at December 31, 2003 and $11.6 million at December 31, 2002.

	2004	2003	2002

Cash used in operating activities	$(9,656)	$(4,100)	$(10,040)
Cash provided by (used in) investing activities	(2,158)	13	5,139
Cash provided by financing activities	9,242	1,966	7,534

Operating activities

      In 2004 cash used in operating activities was $9.7 million, an increase of $5.6 million compared to 2003. The use of cash was caused by $9.7 million in net loss increased by the recognition of $5.1 million in revenue principally associated with the $9 million AOL amended license agreement that was executed and paid in the fourth quarter of 2003. Revenue for this agreement is recognized ratably over the nine quarters ending in December 2005. Additionally, outstanding billings for our new search and advertising systems segments increased by over $2.0 million in comparable fourth quarters which contributed to an increase of $1.9 million in accounts receivable. This was offset by several non-cash expenses that impacted the net loss including the $4.2 million non-cash loss related to the change in fair value of warrants to purchase common stock and conversion feature of the convertible debt caused by the increase in the Company's share price. Additionally non-cash stock based compensation, depreciation and amortization, and write-off of debt discount and issuance cost, and the loss related to the conversion of debt and issuance of stock below fair market value related to the private placement in March 2004 totaled $ 2.6 million decreasing the use of cash by operating activities.

      In 2003, cash used in operating activities was $4.1 million, a decrease of $5.9 million compared to 2002. The decrease is primarily due to an overall reduction in our expenses due to our restructurings that resulted from our lower level of sales and revenues. Additionally our October 2003 license sale to AOL resulted in our receipt of $10.0 million in payments for licenses and services that will be provided through December 2005. At December 31, 2003, $9.2 million of this contract remained in deferred revenue.

      In 2002, cash used by operating activities was $10.0. The decrease resulted primarily from a decrease in net loss of $26.5 million due to departmental operating expenses decreases of $6.4 million, and increased license sales of $2.9 million.

Investing activities

      In 2004, cash used by investing activities was $2.2 million, primarily due to net purchases of short-term marketable securities of $1.8 million. Capital expenditures were $0.4 million.

      In 2003, cash provided by investing activities was less than $0.1 million as we sold nearly as many investments as we made. Capital expenditures were $0.5 million.

      In 2002, cash provided by investing activities was $5.1 million as a result of cash provided through the sale of investments to fund operations. Capital expenditures were $0.9 million.

Financing activities

      In 2004 net cash provided by financing activities was $9.2 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor, who had previously purchased Convertible Notes (“Convertible Notes”) on March 17, 2004 for $3.7 million and the issuance of 1.9 million shares of common stock to a private investor in December 2004 for $5.0 million. Proceeds from the exercise of stock options totaled $0.6 million. During 2004 the Company also issued $2.7 million of common stock in exchange for $2.7 million of Convertible Notes.

      In 2003, net cash provided by financing activities was $2.0 million. This resulted from the issuance of $3.3 million of Subordinated Notes (“Subordinated Notes”) in March 2003 and the issuance of stock of $2.5 million in November 2003 stemming from the sale of common stock offset by $3.3 million from the redemption of the Convertible Notes issued in December 2002.

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

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt. The Company recorded a loss during 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs.

      Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock provided the Company satisfies certain financial and other conditions. The new convertible notes matured on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first $0.9 million tranche of notes was $1.10. The conversion price of the second and third tranche of notes was $1.00.

      Each tranche of the notes was convertible at the Company's election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeded 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

      Pursuant to SFAS No. 133, the Company bi-furcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it was assumed that the Company would be required to net-cash settle the underlying securities.

      The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company's consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

      On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company's common stock. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million.

      During the period beginning on April 15, 2004 and May 20, 2004—a period which covered 25 consecutive trading days—the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt.

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

      For the year ended December 31, 2004, the Company recognized a change in valuation expense for the converted notes and outstanding warrants of $3 million and $1.2 million, respectively, resulting from an increase in the fair market value of the Company's common stock. For the year ended December 31, 2003, the Company recognized a gain related to the change in valuation for the converted notes and outstanding warrants of $1 million and $0.2 million, respectively, resulting from a decrease in the fair market value of the Company's common stock.

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

      The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company's common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company's consolidated balance sheet. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.6 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively, and were accounted for using the effective interest method.

      Other Transactions

      In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably through December 31, 2005, which represents the duration of the Company's obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

      In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company's Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. This charge is recorded on our income statement as restructuring charges. The restructuring charges represent the present value of remaining lease commitments discounted by 20% and reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the fair value of the remaining lease commitment reduced by estimated sublease rental income. During October 2004 the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment after a payment of $0.3 million. As a result of this release the Company reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.

      The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge is recorded on the income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004, the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan.

      The third plan was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring charge of $0.1 million related to severance arrangements. This severance payment was made in January 2004. As the lease relating to this office terminated in February 2004, the Company did not incur a charge related to rent expense. The severance charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

      Pursuant to the agreement under which the Company acquired all of the outstanding capital stock of Viewpoint Digital on September 8, 2000, the Company issued two contingent promissory notes to Computer Associates each in the maximum amount of $15.0 million, but subject to reduction on the basis of the performance of the Viewpoint Digital assets. During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4.0 million, in partial repayment of the first contingent promissory note due June 8, 2001. In addition, Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8.9 million of the $15.0 million contingent promissory note due April 30, 2002.

      In June 2002, Viewpoint issued 0.9 million shares of Viewpoint common stock to Computer Associates in full satisfaction of the first contingent promissory note due June 8, 2001. The amount due Computer Associates under the promissory note due April 30, 2002 was approximately $2.9 million and was reflected in “due to related parties” in the Company's consolidated balance sheet at December 31, 2002. During December 2003 the Company issued 0.7 million shares of common stock to Computer Associates in full satisfaction of this $2.9 million contingent promissory note and resolution of certain other outstanding issues surrounding the acquisition of Viewpoint Digital.

      As of December 31, 2004, the Company had cash commitments totaling approximately $10.2 million through 2011, related to long-term convertible notes, employee agreements, future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)

Long-Term Debt Obligations	$3,500	$—	$3,500	$—	$—
Operating Lease Obligations	4,558	923	1,950	1,595	90
Interest Payments on Long-Term Debt Obligations	260	217	43	—	—
Employee Agreement	165	165	—	—	—
Purchase Obligations	1,669	1,669	—	—	—

Total	$10,152	$2,974	$5,493	$1,595	$90

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by future operations, are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through at least the next twelve months. The Company has contingency plans for 2005 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our growth strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences or privileges senior to our common stock and may dilute our current shareholders' ownership interest in Viewpoint. In the event the company is unable to obtain adequate financing or profitable operations in future periods, operations will need to be scaled back or discontinued.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company does not have any derivative financial instruments as of December 31, 2004. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

      1. Index to Financial Statements

      The following financial statements are filed as part of this Report:

      2. Index to Financial Statement Schedule

Page

Schedule
Schedule II—Valuation and Qualifying Accounts	78

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viewpoint Corporation

      We have completed an integrated audit of Viewpoint Corporation's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of managment and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitionm, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2005

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$8,530
Marketable securities	2,707	958
Accounts receivable, net of reserve of $430 and $1,611, respectively	2,583	650
Related party accounts receivable	26	914
Prepaid expenses	421	694

Total current assets	11,692	11,746

Restricted cash	320	388
Property and equipment, net	1,485	1,859
Goodwill	31,276	31,276
Intangible assets, net	230	186
Other assets, net	270	288

Total assets	$45,273	$45,743

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,218	$1,177
Accrued expenses	244	1,094
Deferred revenues	431	423
Related party deferred revenues	4,607	4,952
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,276	8,422

Deferred rent	365	400
Related party deferred revenue	—	4,706
Convertible notes	—	2,837
Warrants to purchase common stock	1,286	110
Subordinated notes	2,388	1,801

Total liabilities	11,315	18,276
Commitments and contingencies (note 12)
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.001 par value; 75,000 shares authorized—56,704 shares issued and 56,544 shares outstanding at December 31, 2004, and 49,965 shares issued and 49,805 shares outstanding at December 31, 2003	57	50
Paid-in capital	290,260	274,351
Deferred compensation	(5)	(275)
Treasury stock at cost; 160 at December 31, 2004 and 2003	(1,015)	(1,015)
Accumulated other comprehensive income (loss)	(60)	(65)
Accumulated deficit	(255,279)	(245,579)

Total stockholders' equity	33,958	27,467

Total liabilities and stockholders' equity	$45,273	$45,743

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002

Revenues:
Search	$2,698	$—	$—
Advertising systems	305	—	—
Services	4,822	4,291	3,302
Related party services	2,468	5,226	2,244
Licenses	704	2,283	5,039
Related party licenses	3,535	1,729	7,554

Total revenues	14,532	13,529	18,139

Cost of revenues:
Search	45	—	—
Advertising systems	132	—	—
Services	3,074	5,776	3,587
Licenses	6	97	353

Total cost of revenues	3,257	5,873	3,940

Gross profit	11,275	7,656	14,199

Operating expenses:
Sales and marketing	3,732	8,723	16,682
Research and development	3,432	4,209	4,348
General and administrative	7,220	11,549	10,334
Depreciation	853	1,543	1,962
Amortization of intangible assets	17	10	664
Restructuring charges	(106)	2,023	—
Impairment of goodwill and other intangible assets	—	—	6,275

Total operating expenses	15,148	28,057	40,265

Loss from operations	(3,873)	(20,401)	(26,066)

Other income (expense), net
Interest and other income; net	60	254	153
Interest expense	(936)	(958)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(4,180)	1,209	—
Loss on conversion of debt	(810)	—	—
Loss on early extinguishment of debt	—	(1,682)	—

Total other income (expense)	(5,866)	(1,177)	153
Loss before provision for income taxes	(9,739)	(21,578)	(25,913)
Provision for income taxes	90	81	107

Net loss from continuing operations	(9,829)	(21,659)	(26,020)
Adjustment to net loss on disposal of discontinued operations, net of tax	129	157	127

Net loss	$(9,700)	$(21,502)	$(25,893)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.18)	$(0.47)	$(0.64)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.00

Net loss per common share	$(0.18)	$(0.47)	$(0.64)

Weighted average number of shares outstanding—basic and diluted	52,955	45,280	40,759

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	Series A Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Paid-in Capital	Deferred Compensation	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss

Balances at December 31, 2001	—	$—	39,620	$40	$263,157	$(11,279)	(160)	$(1,015)	$18	$(198,184)	$52,737	$(52,364)

Issuance of common stock upon the exercise of stock options	—	—	650	—	1,387	—	—	—	—	—	1,387	—
Issuance of common stock in connection with Viewpoint Digital, Inc. acquisition	—	—	909	1	4,752	—	—	—	—	—	4,753	—
Issuance / cancellation of common stock option awards	—	—	—	—	(2,010)	2,010	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	5,139	—	—	—	—	5,139	—
Issuance of common stock options for services	—	—	—	—	283	—	—	—	—	—	283	—
Translation adjustment	—	—	—	—	—	—	—	—	(9)	—	(9)	(9)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	(45)	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	——	—	(25,893)	(25,893)	(25,893)

Balances at December 31, 2002	—	—	41,179	41	267,569	(4,130)	(160)	(1,015)	(36)	(224,077)	38,352	(25,947)

Issuance of common stock upon the exercise of stock options	—	—	13	—	10	—	—	—	—	—	10	—
Issuance of common stock	—	—	3,125	3	2,497	—	—	—	—	—	2,500	—
Issuance of common stock to CA in repayment of promissory note	—	—	682	1	2,728	—					2,729	—
Issuance of common stock option awards	—	—	—	—	14	(14)	—	—	—	—	—	—
Issuance / cancellation of common stock option awards	—	—	—	—	(1,162)	1,162	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	0	2,707	—	—	—	—	2,707	—
Issuance of convertible debt	—	—	1,351	1	892						893	—
Issuance of subordinated notes	—	—	3,615	4	1,803	—	—	—	—	—	1,807	—
Translation adjustment	—	—	—	—	—	—	—	—	(27)	—	(27)	(27)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	—	—	(21,502)	(21,502)	(21,502)

Balances at December 31, 2003	—	—	49,965	50	274,351	(275)	(160)	(1,015)	(65)	(245,579)	27,467	(21,531)

Issuance of common stock upon the exercise of stock options	—	—	716	1	581	—	—	—	—	—	582	—
Issuance of common stock, net of issuance cost of $15	—	—	3,387	3	9,138	—	—	—	—	—	9,141	—
Issuance of common stock upon conversion of debt	—	—	2,636	3	6,130	—	—	—	—	—	6,133	—
Cancellation of common stock option awards	—	—	—	—	(18)	18	—	—	—	—	—	—
Issuance of common stock option awards	—	—	—	—	59	—	—	—	—	—	59	—
Amortization of deferred compensation	—	—	—	—	—	252	—	—	—	—	252	—
Issuance of common stock for interest expense	—	—	—	—	19	—	—	—			19	—
Translation adjustment	—	—	—	—	—	—	—	—	5	—	5	5
Net loss	—	—	—	—	—	—	—	—	—	(9,700)	(9,700)	(9,700)

Balances at December 31, 2004	—	$—	56,704	$57	$290,260	$(5)	(160)	$(1,015)	$(60)	$(255,279)	$33,958	$(9,695)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(9,700)	$(21,502)	$(25,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment to net loss on disposal of discontinued operations	—	—	(127)
Non-cash stock-based compensation charges	312	2,707	5,422
Other income from issuance of common stock to Computer Associates in settlement of a promissory note	—	(200)	—
Restructuring charges	(106)	2,023	—
Impairment of goodwill and other intangible assets	—	—	6,275
Depreciation and amortization	870	1,554	2,626
Provision for bad debt	(33)	1,160	741
Interest expense paid using common stock	18	—	—
Accrued interest income	—	—	(17)
Loss on sale and disposal of equipment	31	226	45
Loss on sale of marketable securities	—	—	6
Forgiveness, reserve and recovery of notes receivables	—	750	612
Changes in fair values of warrants to purchase common stock and and conversion feature of convertible debt	4,180	(1,209)	—
Loss on early extinguishment of debt	—	1,682	—
Amortization of debt discount and issuance costs	656	458	—

Loss on conversion of debt	810	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,900)	1,115	(700)
Related party accounts receivable	888	(76)	292
Prepaid expenses	235	(359)	227
Accounts payable	(95)	(1,008)	1,186
Accrued expenses	(779)	(927)	(545)
Due to/from related parties	—	8	(19)
Deferred revenues	8	89	(40)
Related party deferred revenues	(5,051)	9,409	(284)
Net cash provided by (used in) discontinued operations	—	—	153

Net cash used in operating activities	(9,656)	(4,100)	(10,040)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	4,950	2,025	9,634
Purchases of marketable securities	(6,702)	(2,093)	(3,507)
Net (increase)/decrease in restricted cash	68	566	(3)
Purchases of property and equipment	(418)	(461)	(936)
Sale of property and equipment	—	7	—
Unrealized gain (loss) on cash equivalent	5	—	—
Purchases of patents and trademarks	(61)	(31)	(49)

Net cash provided by investing activities	(2,158)	13	5,139
Cash flows from financing activities:
Proceeds from issuance of common stock net of issuance cost paid of $15	8,660	2,500	—
Proceeds from issuance of convertible notes, net of issuance costs paid of $160	—	—	6,552
Proceeds from issuance of subordinated notes and common stock, net of issuance costs paid of $194	—	3,306	—
Repayment of convertible notes		(3,300)	—
Proceeds from issuance of warrants to purchase common stock	—	—	288
Payment of issuance costs on convertible notes	—	(583)	—
Restricted cash in escrow for interest on convertible notes	—	33	(693)
Proceeds from exercise of stock options	582	10	1,387

Net cash provided by financing activities	9,242	1,966	7,534
Effect of exchange rates changes on cash	—	(27)	(9)
Unrealized gain (loss) on cash equivalent	(3)	—	—

Net increase (decrease) in cash and cash equivalents	(2,575)	(2,148)	2,624
Cash and cash equivalents at beginning of year	8,530	10,678	8,054

Cash and cash equivalents at end of year	$5,955	$8,530	$10,678

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002

Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$89	$139	$152
Cash paid during the year for interest	169	316	—
Supplemental disclosure of non-cash investing and financing activities:
Unrealized gains (losses) on marketable securities	$(3)	$2	$(45)
Closing costs for convertible notes accrued and not yet paid	—	—	462
Issuance of common stock for convertible notes	2,700	—	—
Contingent consideration not yet issued in connection with the acquisition of Viewpoint Digital	—	—	2,928
Issuance of common stock in settlement of promissory note	—	2,728	—
Issuance of 1,351,351 shares of common stock as partial repayment of convertible notes	—	1,000	—
Acquisition costs accrued and not yet paid	50	—	—
Purchase of property and equipment accrued and not yet paid	86	—	—
Rent credit received related to lease-hold improvements	—	34	—

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading internet advertising company that focuses on using its graphical platform's capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003 we have extended the historical graphical image capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company licenses its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites.

      All of our four product segments have their roots in our core software offering, the Viewpoint Media Player (“VMP”). The VMP is a free software product installed by internet consumers on their computers to view specialized digital content displayed by websites. The Company has been distributing the VMP since 2000 and estimate that it has been installed on more than 120 million computers in the United States. The Company bases this (unaudited) estimate on independent surveys commissioned by us and by other industry participants as well as information we've received from our publishing clients who report to us the frequency with which visitors to their sites have the VMP installed upon arriving at their sites.

      On March 17, 2004, we entered the internet search business by launching a Graphically Enhanced Search toolbar product that we call the “Viewpoint Toolbar”. The Viewpoint Toolbar works within the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase into the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail images of the web pages themselves in a horizontal “tray” that descends from the Viewpoint Toolbar. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. (“Yahoo!”) Under our Agreement with Yahoo! we receive a share of the fees advertisers pay to Yahoo! to be listed in the search results as “sponsored links”.

      The Company also offers an online advertising campaign management and deployment product known as “Creative Innovator”. Creative Innovator permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and others), deployment, and tracking of campaign results.

      The Company provides fee-based professional services for creating content and implementing visualization solutions. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client's particular purpose, whether over the web, intranet systems or offline media and applications. The Company provides the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity.

      Viewpoint launched a business in 1987 as a software maker focused primarily on products that enabled content authors to create images in three dimensions and to “paint” artistic images digitally. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer's computer and interpreting instructions delivered by our customers' web sites, web sites can transmit relatively small files that can yield “rich” media on the end user's computer. In this

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, several of our licensing and creative services customers are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors.

      The licensing segment charge web site owners licensing fees for the right to display content in the Viewpoint format from their sites. Our technology is designed so that content in the Viewpoint format that is deployed from a website or otherwise distributed without a valid license or “key” can be spoiled by a “watermarking” image.

2. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Viewpoint and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to the prior years consolidated financial statements to conform to the 2004 presentation.

Liquidity

      The Company had cash, cash equivalents and marketable securities of $8.7 million at December 31, 2004. During the year ended December 31, 2004, net cash used in operations amounted to $9.7 million. Though the Company has converted $2.7 million in convertible debt to equity during 2004, it has had significant quarterly and annual operating losses since its inception, and as of December 31, 2004, had an accumulated deficit of $255.3 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through the next twelve months. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued.

      The Company has contingency plans for 2005 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms.

      The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company's freedom to operate the business or may have rights, preferences or privileges senior to the Company's common stock and may dilute the Company's current shareholders' ownership interest in Viewpoint.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash

      The convertible notes agreement entered into on December 31, 2002, required the Company to set up an interest escrow account containing the total interest to be paid for the first two years the notes are outstanding. The balance in the interest escrow account as of December 31, 2004 and 2003 was $0.1 million and $0.1 million, respectively.

      Included in restricted cash at December 31, 2004 and 2003 was $0.2 million and $0.3 million, respectively, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility.

Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market values of the reporting unit or on the present value of estimated future cash flows, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. All other intangible assets continue to be amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 5 years. Computer hardware and software is depreciated over 3 years, while furniture is depreciated over 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statements of operations. Maintenance and minor replacements are expensed as incurred.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Developed for Internal Use

      In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, when technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance. The Company's capitalization policies are all in accordance with EITF 00-02, “Accounting for Web Site Development Costs.”

      In 2003, the Company wrote off the remaining $0.2 million of internally developed software that had been previously capitalized. The Company re-evaluated its estimate of the software's utility and concluded that the write-off of the remaining balance was appropriate.

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

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002

Risk-free interest rate	3.41%	2.80%	3.80%
Dividend yield	—	—	—
Volatility factor	1.00	1.00	1.00
Weighted average expected life in years	4.3	4.5	4.5

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The following summarizes the weighted average fair value of options granted during the years ended December 31, 2004, 2003 and 2002:

	Options Outstanding
	2004	2003	2002
Exercise price equal to fair value	$1.85	$0.79	$5.10
Exercise price greater than fair value	1.73	—	—
Exercise price less than fair value	1.69	0.73	—

      For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	December 31,
	2004	2003	2002
Net Loss	$(9,700)	$(21,502)	$(25,893)
Add: Stock-based employee expense included in reported net loss, net of related tax effects	311	2,707	5,139
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,143)	(5,711)	(11,037)

	(12,532)	(24,506)	(31,791)
Basic and diluted net loss per share—as reported	$(0.18)	$(0.47)	$(0.64)
Basic and diluted net loss per share—pro forma	$(0.24)	$(0.54)	$(0.78)
Weighted average number of shares outstanding—basic and diluted	52,955	45,280	40,759

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

      On December 29, 2004, in anticipation of FAS 123R, the Company accelerated the vesting for 0.3 million options which represented out-of-the money options granted to all employees prior to December 31, 2002. On January 7, 2005, the Company extended (de-accelerated) the vesting, for these same options, based on the further review of this resolution.

      On April 14, 2003, the Company granted 2.3 million non-statutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive. In addition the Company also extended the life of the options vested at the date of termination from three months to three years. In accordance with FIN 44, no compensation charge has been recorded through December 31, 2004. When the executive's employment ends for reasons other then cause, and if the options are still outstanding, the modification to the options would be determined to be beneficial to the executive and a non-cash compensation charge of up to $0.6 million would be charged to operations.

      In November 2003, the Company modified the terms of six stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company may record a non-cash stock-based compensation charge based upon the difference between the closing price the day of the modification and the closing price on the date of the grant for any of the 1.25 million options modified. The weighted average grant price for these options is $0.76.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any executive ceases employment during the original vesting period then the modification to accelerate will be determined to be beneficial, resulting in a non-cash compensation charge of less then $0.1 million.

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

Revenue Recognition

      The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 104, the Company recognizes revenue when the following criteria are met: (a) pe suasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company's fee is fixed or determinable, and (d) collectibility is reasonably assured.

      Viewpoint has generated revenues through four sources: (a) search advertising, (b) advertising systems revenue, (c) software licenses, and (d) services. Search revenue is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. License revenues are generated from licensing the rights to use products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the company's products.

      Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

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

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAB No. 104. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer's contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist. Revenues from customer support services are recognized ratably over the term of the contract. Revenues from training services are recognized as services are performed.

      License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell the Viewpoint technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell the company's technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist. Term-based licenses that include upgrades, when and if available, over the term of the contract are recognized ratably over the term that the upgrades are provided.

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

      Standard terms for license arrangements require payment within 90 days of the contract date, which typically coincides with delivery. Standard terms for service arrangements, which are typically

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

billed and collected on an installment basis, require final payment within 90 days of completion of the services. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company's arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Concentration of Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2004, and periodically from 2003 through 2004, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

      Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.3 million, 7.7 million, and 6.3 million, for the years ended December 31, 2004, 2003, and 2002, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

      Basic and diluted net loss per common share for the year ended December 31, 2004 include the effect of 0.7 million shares of common stock issued to Computer Associates on June 24, 2002, as if the shares were issued and outstanding on June 8, 2001.

Common Stock Issuance

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      In June 2004, the Company exercised its right to convert the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock.

      In December 2004, the Company sold 1.9 million shares of common stock in a private placement for $5.0 million or $2.65 per share.

Derivatives

      In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company's convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. In 2004 all the convertible notes were converted into common stock.

Comprehensive Loss

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

Recent Accounting Pronouncements

      In March 2004, the EITF reached a consenus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). EITF 03-01 provides guidance on the meaning of “other-than-temporary” impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The proposed statement does not have an effect on the Company's financial position and results of operations.

      On September 30, 2004, the Emerging Issues Task Force (“EITF”) confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and requires restatement of prior period earnings per share amounts. The effect of these

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjustments would not effect diluted earnings per share for the three months ended June 30, 2004, the only period in which the Company had net income resulting in the Company reporting diluted earnings per share.

      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition.

3. Cash, Cash Equivalents and Marketable Securities

      The cost and fair value of the Company's cash, cash equivalents and marketable securities as of December 31, 2004, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Maturity
Type of security:
Cash	$4,800	$—	$—	$4,800
Money Market Funds	1,005	—	—	1,005
Corporate Bonds and Notes	1,252	—	—	1,252	2005
Equity Securities	99	1	—	100
U.S. Government Agencies	1,507	—	(2)	1,505	2005

	$8,663	$1	$(2)	$8,662

Classification in Balance Sheet:
Cash and Cash Equivalents	$5,954	$1	$—	$5,955
Marketable Securities	2,709	—	(2)	2,707

	$8,663	$1	$(2)	$8,662

      The cost and fair value of the Company's cash, cash equivalents and marketable securities as of December 31, 2003, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Maturity
Type of security:
Cash	$314	$—	$—	$314
Money Market Funds	6,718	—	—	6,718	2004
Corporate Bonds and Notes	1,400	—	—	1,400	2004
Equity Securities	100	—	(2)	98
U.S. Government Agencies	958	—	—	958	2004

	$9,490	$—	$(2)	$9,488

Classification in Balance Sheet:
Cash and Cash Equivalents	$8,532	$—	$(2)	$8,530
Marketable Securities	958	—	—	958

	$9,490	$—	$(2)	$9,488

4. Discontinued Operations

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations. During the years ended December 31, 2004, 2003 and 2002 the Company recorded adjustments to net loss on disposal of discontinued operations, net of tax, of $0.1 million, $0.2 million, and $0.1 million, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates are accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

5. Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$4,828	$4,627
Office furniture and equipment	1,131	1,453
Leasehold improvements	1,510	1,515
Other	—	170

	7,469	7,765
Less accumulated depreciation and amortization	(5,984)	(5,906)

	$1,485	$1,859

      Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $0.9 million, $1.5 million, and $2.0 million, respectively.

6. Goodwill and Intangible Assets

      Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As required by SFAS No. 142, the Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the implementation of SFAS No. 142, the Company completed a goodwill impairment review as of January 1, 2002 and found no impairment on that date.

      During the year ended December 31, 2004 there were no impairments recorded. During the year ended December 31, 2003, the market value of the Company's equity securities declined below the Company's carrying value indicating the existence of a potential goodwill impairment. In accordance with SFAS No. 142, the Company performed the first step of the goodwill impairment test as of September 30, 2003. The fair value of the Company was determined to exceed its carrying value using a market-based approach with selected multiples ranging from 1.5 to 2.0 times revenues and 1.8 to 2.5 times gross profit. In accordance with SFAS No. 142, the second step of the impairment test was unnecessary, and no goodwill impairment charges were recorded.

      The Company recorded $2.9 million of additional goodwill during the first quarter of 2002 in connection with a contingent promissory note due Computer Associates on April 30, 2002 for the acquisition of Viewpoint Digital. As of March 31, 2002, due to the persistence of unfavorable economic conditions along with lower-than-expected revenues generated to date and reduced estimates of future performance of the Viewpoint Digital assets, the Company performed an additional impairment analysis on the goodwill and other intangible asset balances recorded upon the acquisition of Viewpoint Digital. In accordance with the provisions of SFAS No. 142 and SFAS No. 144, the Company recorded impairment charges totaling $6.3 million. The fair value of the Viewpoint Digital assets were estimated using the expected present value of future cash flows. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of the date the impairment was recorded. In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively.

      The changes in the carrying amount of goodwill and intangible assets during the year ended December 31, 2004 are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	—	61	61
Amortization	—	(17)	(17)

Balance as of December 31, 2004	$31,276	$230	$31,506

      The changes in the carrying amount of goodwill and intangible assets during the year ended December 31, 2003 are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2002	$31,276	$165	$31,441
Additions during period	—	31	31
Amortization	—	(10)	(10)

Balance as of December 31, 2003	$31,276	$186	$31,462

      As of December 31, 2004 and 2003, the Company's intangible assets and related accumulated amortization consisted of the following (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004			December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents and Trademarks	$260	$(30)	$230	$199	$(13)	$186

Total Intangible Assets	$260	$(30)	$230	$199	$(13)	$186

      Amortization of intangible assets is estimated to be $15,000 a year for the next five years.

7. Related Party Transactions

      During 2004 and 2003, the Company recorded revenues totaling $6.0 million and $7.0 million respectively, related to agreements with AOL that were entered into prior to December 31, 2003. AOL had a representative on the Company's Board of Directors until December 2003. As of December 31, 2004, the Company has less then $0.1 million in related party accounts receivable, and has $4.6 million in deferred revenues relating to transactions with AOL. At December 31, 2003 the Company had $0.9 million in accounts receivable and $9.7 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who had a representative on the Company's Board of Directors until October 2004.

      In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company is recognizing $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company's obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. License revenues will represent 85% of this $9.0 million portion of the revenue arrangement. At December 31, 2004, $4.5 million of this sale remained deferred.

      During 2002, the Company recorded revenues totaling $9.8 million, related to agreements, including reseller arrangements, with AOL, CA, and Adobe, all of whom had representatives on the Company's Board of Directors. The $9.8 million of revenues includes approximately $3.1 million due to a March 2002 amendment to a contract with AOL, which resulted in the Company recording revenues when payments are due, as contrasted to the partial deferral of those payments, which would otherwise have occurred.

8. Long Term Debt

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

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million. The difference between (i) the carrying value of the outstanding convertible notes

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchanged and (ii) cash paid and the fair value of the common stock and new convertible notes issued, amounted to $1.0 million and was included in the loss on early extinguishment of debt. The Company recorded a loss for the year ended December 31, 2003, on the early extinguishment of the original convertible notes in the amount of $1.7 million of which $0.7 related to the write-off of deferred loan costs.

      Interest on the convertible notes was payable quarterly in arrears in cash or, at the option of the Company, in shares of Company common stock provided the Company satisfies certain financial and other conditions. The new convertible notes matured on December 31, 2007, unless earlier converted into shares of Company common stock. The conversion price of the first $0.9 million tranche of notes was $1.10. The conversion price of the second and third tranche of notes was $1.00.

      Each tranche of the notes was convertible at the Company's election at any time after May 20, 2004 if the dollar volume-weighted average price of Company common stock exceeded 150% of the conversion price applicable to the notes for any 25 consecutive trading days following April 15, 2004.

      Pursuant to SFAS No. 133, the Company bi-furcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, pursuant to EITF Issue No. 00-19, the Company recorded the fair value of the conversion options as long-term liabilities, as it was assumed that the Company would be required to net-cash settle the underlying securities.

      The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company's consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

      On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company's common stock. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amount up to 20% of the $3.7 million received by the Company within 10 days of the Company's public announcement of the closing of the private placement.

      During the period beginning on April 15, 2004 and May 20, 2004—a period which covered 25 consecutive trading days—the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt.

      On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million of $.02 million, shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion which represented the difference between the fair value of the common stock issued in

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

      For the year ended December 31, 2004, the Company recognized a change in valuation expense for the converted notes and outstanding warrants of $3.0 million and $1.2 million, respectively, resulting from an increase in the fair market value of the Company's common stock. For the year ended December 31, 2003, the Company recognized a gain related to the change in valuation for the converted notes and outstanding warrants of $1.0 million and $0.2 million, respectively, resulting from a decrease in the fair market value of the Company's common stock.

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

      The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company's common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company's consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.6 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively, were accounted for using the effective interest method.

9. Agreements with Computer Associates

      On September 8, 2000, the Company purchased all the outstanding capital stock of Viewpoint Digital, a wholly owned subsidiary of Computer Associates. The acquisition was accounted for under the purchase method of accounting. The purchase price of $19 million, excluding contingent consideration in the maximum amount of $30 million in notes payable, consisted of 0.7 million shares of the Company's common stock valued at $8.9 million, cash consideration of $10 million and $0.2 million in direct acquisitions costs. The contingent consideration consisted of two promissory notes each in the amount of $15 million. Both notes were contingent upon the achievement of certain levels of future operating results and employee retention through March 8, 2002.

      During 2001, the Company entered into certain agreements with Computer Associates whereby Computer Associates agreed to accept newly-issued shares of Viewpoint common stock having a value of $4 million, in partial repayment of the first contingent promissory note due June 8, 2001. In addition, Computer Associates agreed to accept, at the Company's election, either cash or newly-issued shares of Viewpoint common stock at an issue price of $4.00 per share in repayment of any additional amounts due under the promissory note due June 8, 2001, and the first $8.9 million of the $15 million contingent promissory note due April 30, 2002.

      The amount due Computer Associates under the promissory note due June 8, 2001, and the subsequent agreements entered into in 2001, was approximately $4.7 million. For repayment of the first $4 million, the number of common shares to be issued was calculated on the basis of the average closing price of Viewpoint common stock over the ten-day trading period ending on and including June 8, 2001. The number of shares to be issued to Computer Associates was 0.7 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For repayment of the remaining $0.7 million, the Company had the option of paying cash or issuing unregistered shares of Viewpoint common stock valued at $4.00 per share. In connection with this promissory note, the Company recorded $4.8 million of additional goodwill and due to related parties in its consolidated balance sheet based on the closing price of Viewpoint common stock on June 8, 2001. In June 2002 Viewpoint issued Computer Associates 0.9 shares of common stock in full satisfaction of this promissory note.

      The amount due Computer Associates under the second contingent promissory note due April 30, 2002 was approximately $2.9 million for which the Company recorded additional goodwill and due to related parties in its consolidated balance sheet. In December 2003, the Company issued 0.7 million shares of common stock valued at $4.00 per share in full satisfaction of this promissory note. In connection with the satisfaction of this promissory note, the Company recorded $2.7 million in additional paid in capital. The remaining $0.2 million liability was forgiven in settlement of other claims in conjunction with this transaction and was recorded as other income.

10. Employee Benefit Plans

401(k) Plan

      In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $0.1 million, to the 401(k) Plan during each of the years ended December 31, 2004, 2003, and 2002, respectively.

Stock Option Plans

1995 Stock Plan

      The Company's 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. Upon the merger of the Company and Metastream, Metastream's Option Plan was merged into the Company's 1995 plan. As of December 31, 2004, options to purchase an aggregate of 6.4 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. At December 31, 2004, an aggregate of 1.0 million shares of common stock were reserved for future issuance under the 1995 Plan.

1995 Director Option Plan

      The Company's 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2004, 0.1 million options were outstanding under the 1995 Director Plan.

1996 Nonstatutory Stock Option Plan

      The Company's 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonstatutory stock options and stock purchase rights. As of December 31, 2004, options to purchase an aggregate of 1.7 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2004, an aggregate of 0.3 million shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

Options Issued Outside the Option Plan

      During 2003, the Company issued 1.6 million non-qualified stock options outside the Option Plan in connection with the hiring of executive management. Certain options were issued at the opening price of the Company's common stock on the grant date, resulting in the options' exercise price being less then the fair market value at the time of the grant. In accordance with APB 25 and FIN 44, compensation expense is recognized over the vesting period, based on the difference at the date of grant between the fair value of the Company's stock and the exercise price.

      The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan, with the exception that they vest over two years.

Options Issued Under Stock Option Plans

      The following summarizes activity in the Stock Option Plans for the years ended December 31, 2002, 2003 and 2004 (in thousands, except per share data):

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	589	10,397	$3.79
Granted—exercise price equal to fair value	(1,677)	1,677	5.10
Exercised	—	(650)	2.12
Canceled	1,919	(1,919)	5.75

Options outstanding at December 31, 2002	831	9,505	$3.79
Granted—exercise price equal to fair value	(6,052)	6,052	0.79
Granted—plan not approved by security holders	—	1,600	0.73
Exercised	—	(13)	0.87
Canceled	6,704	(6,704)	3.35

Options outstanding at December 31, 2003	1,483	10,440	$1.82
Granted—exercise price equal to fair value	(993)	993	1.85
Granted—exercise price > Market Value	—	54	1.73
Granted—exercise price < Market Value	—	40	1.69
Exercised	—	(717)	0.81
Canceled	964	(964)	2.75

Options outstanding at December 31, 2004	1,454	9,846	$1.81

      The following summarizes information about the Company's stock options outstanding at December 31, 2004 (in thousands, except per share data and lives):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Life (a)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.46—$ 0.74	2,169	8.47	$0.73	1,454	$0.73
$0.75—$ 0.82	3,307	8.87	0.80	2,328	0.80
$0.87—$ 2.61	2,108	6.36	1.26	1,559	1.25
$2.69—$ 6.00	2,106	6.00	4.53	1,616	4.79
$6.10—$25.13	156	4.59	8.93	153	8.96

Total	9,846	7.56	1.81	7,110	1.97

(a)	Average contractual remaining life in years.

      The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection with the RTG acquisition in December 1996. At December 31, 2004 and 2003 accrued incentive compensation related to the options, which are fully vested totaled $0.5 million.

      The following summarizes options exercisable at December 31, 2004, 2003 and 2002, (in thousands):

	December 31,
	2004	2003	2002
Options exercisable	7,110	4,753	5,534

Deferred Compensation

      In connection with the grant and cancellation of stock options to certain employees and non-employee directors there were minimal cancellations in 2004, and the Company reduced total deferred compensation by approximately $1.2 million, and $2 million for the years ended December 31, 2003 and 2002, respectively. Non-cash stock-based compensation charges of $0.3 million, $2.7 million, and $5.1 million were recognized during the years ended December 31, 2004, 2003 and 2002, respectively.

      In connection with the issuance of stock options to non-employees for services performed, the Company did not record a non-cash stock-based compensation charge during the years ended December 31, 2004 and 2003 as the fair value of options issued were nominal, and recorded a non-cash stock-based compensation charge of $0.3 million for the year ended December 31, 2002. The non-cash stock-based compensation charge recorded for non-employees represents the fair value of options using a Black-Scholes option-pricing model with the following weighted average assumptions, varying with the specific details for each consultant agreement: risk-free interest rate of 1.19% contractual life of three months to one year, dividend yield of zero, and expected volatility ranging from 82.7% to 100%.

11. Restructuring and Impairment Charges

      In 2003, the Company implemented three restructuring plans. The first plan, implemented in February 2003, reduced operating expenses by closing the Company's Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded restructuring charges of $1.2 million. This charge was recorded on our income statement as restructuring charges. The restructuring charges represent the present value of remaining lease commitments discounted by 20% and reduced by estimated sublease rental income, employee severance and termination benefits, the write-off of the net book

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million related to the fair value of the remaining lease commitment reduced by estimated sublease rental income. During October 2004 the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment after a payment of $0.3 million. As a result of this release the Company reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.

	Lease Costs	Employee Severance and Termination Benefits	Asset Write-offs	Miscellaneous Charges	Restructuring Accrual
Restructuring and impairment charges	$459	$367	$361	$24	$1,211
Cash paid	(200)	(367)	—	(24)	(591)
Restructuring charge	249	—	—	—	249
Non-cash charges	—	—	(361)	—	(361)

Balance at December 31, 2003	508	—	—	—	508
Cash paid	(420)	—	—	—	(420)
Restructuring expense reversed	(88)	—	—	—	(88)

Balance at December 31, 2004	$—	$—	$—	$—	$—

      The second plan was implemented in September 2003, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge is recorded on the income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. The second restructuring plan was completed by March 31, 2004.

	Employee Severance and Termination Benefits	Restructuring Accrual
Restructuring and impairment charges	$463	$463
Cash paid	(355)	(355)
Additional restructuring charges	50	50
Non-cash adjustments	(2)	(2)

Balance at December 31, 2003	156	156
Cash paid	(140)	(140)
Non-cash adjustments	(16)	(16)

Balance at December 31, 2004	$—	$—

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

	Employee Severance and Termination Benefits	Restructuring Accrual
Restructuring and impairment charges	$52	$52
Cash paid	—	—

Balance at December 31, 2003	52	52
Cash paid	(52)	(52)

Balance at December 31, 2004	$—	$—

12. Commitments and Contingencies

      Commitments

      The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. In conjunction with the acquisition of Viewpoint Digital in 2000, the Company also leases office space in Los Angeles, California, with a lease term through December of 2009.

      The Company also leases certain equipment and a vehicle for an executive of the Company with lease terms of up to three years. Rent expense for office space, equipment, and the executive's vehicle totaled approximately $1.0 million, $1.1 million, and $1.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

      During December, 2004 the Company entered into an agreement with an executive extending their employment term with the Company until June 30, 2005. Additionally, if that employee satisfies the obligations of that agreement the Company agreed to pay the employee $0.2 million during the last six months of 2005 in addition to certain benefit expenses.

      Future minimum lease payments under non-cancelable operating leases and employment agreements for each twelve-month period subsequent to December 31, 2004 are as follows (in thousands):

2005	1,088
2006	967
2007	983
2008	799
2009	796
Thereafter	90

$4,723

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

13. Income Taxes

      The components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	89	79	45
Foreign	—	2	62

Total current	$89	$81	$107
Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	$—	$—	$—

      The differences between the statutory rate and the Company's effective income tax rate are as follows:

	Years Ended December 31,
	2004	2003	2002
Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal income tax benefit	(5.41)	(6.13)	(4.44)
Other	2.13	1.38	0.94
Amortization and impairment of goodwill and other intangibles	—	—	9.13
Change in fair value of warrants and options	14.7	—	—
Loss on conversion of debt	2.86	—	—
Change in valuation reserve	20.65	38.96	28.78

Effective income tax rate	0.93%	0.21%	0.41%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry-forwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Balance sheet reserves	$133	$1,028
Accrued expenses	2,486	4,557
Tax credit carryforwards	1,838	3,413
Other	465	—
Net operating loss carryforwards	77,831	72,324

	82,753	81,322
Valuation allowance	(82,753)	(81,322)

Net deferred taxes	$—	$—

      The valuation allowance for deferred taxes increased by approximately $1.4 million and $8.2 million during 2004 and 2003, respectively, providing a full valuation allowance against the Company's net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Included in the valuation allowance is $2.8 million and $2.3 million related to excess tax deductions over book expenses on deferred compensation

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans, which on recognition of these amounts will be added to paid in capital. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term-based on actual operating results and revised financial statement projections.

      At December 31, 2004, the Company has net operating loss and tax credit carryforwards of approximately $187.9 million and $1.8 million, respectively, for federal income tax purposes, which begin to expire in 2011. The Company's federal net operating loss carryforward relates to the Company's acquisitions of RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company. Additionally, the Company has net operating loss carryforwards of approximately $1.9 million for foreign income tax purposes, which begin to expire in 2006. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382.

14. Comprehensive Loss

      Total comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net loss	$(9,700)	$(21,502)	$(25,893)
Foreign currency translation adjustment	5	(27)	(9)
Unrealized gain (loss) on marketable securities	—	(2)	(45)

Comprehensive loss	$(9,695)	$(21,531)	$(25,947)

15. Segment Information and Enterprise-Wide Disclosures

      In 2003, the Company began to manage and analyze the business in segments. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar's search results are provided by Yahoo! who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are generally sold directly by the company's sales team and occasionally by VARs. Services revenues are generally earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the company's sales employees and indirectly through VARs, for which the Company pays a commission.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company does not currently evaluate the performance of its segments beyond gross profit. The Company does not allocate research and

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development, sales and marketing or general and administrative costs, specifically, to any segment as it does not use that information to make key operating decisions and does not believe that allocating these expenses is necessary in evaluating performance.

	Years Ended December 31,
	2004	2003	2002
Revenues:
Search	$2,698	$—	$—
Advertising systems	305	—	—
Services	4,822	4,291	3,302
Related party services	2,468	5,226	2,244
Licenses	704	2,283	5,039
Related party licenses	3,535	1,729	7,554

Total revenues	14,532	13,529	18,139

Cost of Revenues:
Search	45	—	—
Advertising systems	132	—	—
Services	3,074	5,776	3,587
Licenses	6	97	353

Total cost of revenues	3,257	5,873	3,940

Gross profit	11,275	7,656	14,199

Search	2,653	—	—
Advertising systems	173	—	—
Services	4,216	3,741	1,959
Licenses	4,233	3,915	12,240

Total gross profit	$11,275	$7,656	$14,199

Gross profit margin
Search	98%	—%	—%
Advertising systems	57	—	35
Services	58	39	35
Licenses	100	98	97

Total gross profit	78%	57%	78%

16. Major Customers

      Customers whose revenues represent greater than 10 percent of the Company's consolidated revenues from continuing operations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31,
	2004	2003	2002
Customer A	19%	0%	0%
Customer B	48%	51%	51%

      Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable from continuing operations at December 31, 2004 and 2003 are as follows:

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2004	2003
Customer A	48%	0%
Customer B	11%	51%

17. Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial information for the years 2004 and 2003 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal year 2004:
Total revenues	$3,592	$2,805	$3,367	$4,768
Gross profit	2,840	2,004	2,578	3,853
Net income (loss) from continuing operations	(8,653)	752	(1,385)	(543)
Adjustment to net loss on disposal of discontinued operations	19	20	90	—
Net income (loss)	(8,634)	772	(1,295)	(543)
Basic and diluted net loss per share	(0.17)	0.01	(0.02)	(0.01)
Fiscal year 2003:
Total revenues	$4,025	$4,474	$2,518	$2,512
Gross profit	2,802	2,074	1,078	1,702
Net loss from continuing operations	(6,596)	(6,310)	(5,559)	(3,194)
Adjustment to net loss on disposal of discontinued operations	90	26	41	—
Net loss	(6,506)	(6,284)	(5,518)	(3,194)
Basic and diluted net loss per share	(0.16)	(0.14)	(0.12)	(0.07)

18. Subsequent Events

      On January 3, 2005, Viewpoint Corporation completed the acquisition of all of the outstanding capital stock of Unicast Communications Corporation, a rich media ad serving business, in order to develop the Company's advertising systems segment.

      Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock to the selling stockholders of Unicast and paid $0.2 million in cash. Within one hundred ninety (190) days following the closing, Viewpoint will be obligated to issue up to an additional 0.4 million shares of Viewpoint common stock and to make an additional cash payment of up to $0.2 million. The number of shares issuable and the amount of cash payable within 190 days following closing will be subject to adjustments based on net working capital assumed by Viewpoint in accordance with terms set forth in the agreement. Due to these adjustments the purchase price has not been completed to date.

      Long-term debt issued by Unicast will remain outstanding at the Uniciast subsidiary level following the closing. This debt is comprised solely of the following:

—	An unsecured promissory note issued by Unicast dated February 27, 2004 in the principal amount of $1 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

—	A secured promissory note issued by Unicast amended and restated February 27, 2004 in the principal amount of $2 million. This promissory note bears interest of 5% per annum and is secured by substantially all of the Unicast subsidiary's assets. Concurrently with the closing of the Unicast acquisition, Viewpoint will cause a payment of $0.3 million to be made to the secured note holder which will be applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint's assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint's failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. At that time, all unpaid principal and interest will be fully amortized and payable in 60 equal monthly installments through March 2011.

      Viewpoint assumed an obligation to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing. If the obligation ceases over the course the year or is determined to be less than $0.4 million, Viewpoint will pay to the selling stockholders the difference between $0.4 million and the amount payable under the severance obligation.

VIEWPOINT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
	(In thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2004	$1,611	$43	$3	$1,227	$430
Year Ended December 31, 2003	1,557	1,187	13	1,146	1,611
Year Ended December 31, 2002	986	858	3	290	1,557
Allowance for Notes Receivable:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2003	1,362	—	—	1,362	—
Year Ended December 31, 2002	750	612	—	—	1,362
Allowance for Discontinued Operations:
Year Ended December 31, 2004	$—	$—	$—	$—	$—
Year Ended December 31, 2003	—	—	—	—	—
Year Ended December 31, 2002	595	—	—	595	—
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2004	$81,322	$1,431	$—	$—	$82,753
Year Ended December 31, 2003	70,643	10,679	—	—	81,322
Year Ended December 31, 2002	60,593	10,050	—	—	70,643

(1)	Reserves established in connection with the acquisition of Viewpoint Digital, Inc. (“Viewpoint Digital”).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consoldated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

2. Internal Control over Financing Reporting

      (a) Management's Annual Report on Internal Control Over Financing Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(3) Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Based on our assessment, we believe that as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

      Our Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report which appears herein.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2004 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Audit Committee Financial Expert

      The Company has determined that Dennis R. Raney, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

      The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers, and all employees of the Company. Viewpoint's Code of Business Conduct and Ethics is available on the Company's web site at www.viewpoint.com under the Company tab and “Investor Relations” link. The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct and Ethics applicable to any employees.

Item 11. Executive Compensation

      Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

      Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

      (a) The following documents are filed as part of this report:

      1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

      2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

      3. Exhibits.

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	—	Stock Purchase Agreement, dated as of August 23, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))
2.2	—	Stock Purchase Agreement between the Registrant and the selling stockholders of Unicast Communications Corp., dated December 1, 2004
Exhibit No. 3: Articles of Incorporation and Bylaws
3.1	—	Restated Certificate of Incorporation of Registrant
3.2	—	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant's Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	—	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant's Form 8-A/A, filed on October 29, 1999 (File No. 000-27168))
4.3	—	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant's Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))
Exhibit No. 10: Material Contracts
10.1	—	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.2	—	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.3	—	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.4	—	Employment Agreement between the Registrant and Robert E. Rice dated December 29, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant's Report on Form 8-K filed by the Registrant on December 30, 2004
10.5	—	Employment Agreement between the Registrant and Jay S. Amato, dated August 7, 2003 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed by the Registrant on November 14, 2003)

10.6		—	Employment Agreement between the Registrant and William H. Mitchell dated July 18, 2003 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by Registrant on November 14, 2003)
10.7		—	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.8		—	Securities Purchase Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003)
10.9		—	Form of Replacement 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003)
10.10		—	Form of Subsequent/Additional 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003)
10.11		—	Form of Initial Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003)
10.12		—	Form of Subsequent/Additional Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003)
10.13		—	Registration Rights Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003)
10.14		—	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003)
10.15		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003)
10.16		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003)
10.17		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003)
10.18		—	Form of Redemption Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003)
10.19		—	Stock Purchase Agreement, dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 13, 2003)
10.20		—	Registration Rights Agreement dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on November 13, 2003)
10.21	*	—	Overture Master Agreement, dated January 14, 2004 by and between the Registrant and Overture Services, Inc.
10.22		—	Registration Rights Agreement, by and between the Registrant and the selling stockholders of Unicast Communications, Corp.

10.23	—	Securities Purchase Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)
10.24	—	Registration Rights Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)
10.25	—	Securities Purchase Agreement, dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on December 22, 2004)
10.26	—	Registration Rights Agreement dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on December 22, 2004)
Exhibit No. 21: Subsidiaries of the Registrant
21.1	—	Listing of Registrant's Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))
Exhibit No. 23: Consents of Experts and Counsel
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Exhibit No. 24: Power of Attorney
24.1	—	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)
Exhibit No. 99: Additional Exhibits
99.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.4	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.