Form 10-Q
period 2005-03-31
VIEWPOINT CORP
filed 2005-05-10
CIK 919794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Yes [X] No [   ]

As of April 27, 2005, 57,932,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$2,313	$5,905
Marketable securities	2,597	2,757
Accounts receivable, net of reserve of $592 and $430, respectively	4,415	2,583
Related party accounts receivable	26	26
Prepaid expenses and other current assets	669	421

Total current assets	10,020	11,692

Restricted cash	219	320
Property and equipment, net	1,540	1,485
Goodwill, net	33,377	31,276
Intangible assets, net	5,231	230
Other assets, net	230	270

Total assets	$50,617	$45,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$1,218
Accrued expenses	2,674	244
Deferred revenues	531	431
Related party deferred revenues	3,381	4,607
Current portion of notes payable	2,613	–
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	11,102	7,276

Deferred rent	349	365
Warrants to purchase common stock	1,104	1,286
Subordinated notes	–	2,388
Unicast notes	1,729	–

Total liabilities	14,284	11,315

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at March 31, 2005 and December 31, 2004	–	–
Common stock, $.001 par value; 100,000 shares authorized - 57,976 shares issued and 57,816 shares outstanding at March 31, 2005, and 56,704 shares issued and 56,544 shares outstanding at December 31, 2004	58	57
Paid-in capital	293,386	290,260
Deferred compensation	(4)	(5)
Treasury stock at cost; 160 at March 31, 2005 and December 31, 2004	(1,015)	(1,015)
Accumulated other comprehensive loss	(68)	(60)
Accumulated deficit	(256,024)	(255,279)

Total stockholders’ equity	36,333	33,958

Total liabilities and stockholders’ equity	$50,617	$45,273

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Revenues:
Search	$2,180	$8
Advertising systems	732	–
Services	1,243	1,523
Related party services	395	914
Licenses	155	240
Related party licenses	873	907

Total revenues	5,578	3,592

Cost of revenues:
Search	46	–
Advertising systems	518	–
Services	810	751
Licenses	2	1

Total cost of revenues	1,376	752

Gross profit	4,202	2,840

Operating expenses:
Sales and marketing	1,275	1,051
Research and development	1,206	913
General and administrative	2,087	1,882
Depreciation	233	219
Amortization of intangible assets	178	3
Restructuring charges (release)	–	(17)

Total operating expenses	4,979	4,051

Loss from operations	(777)	(1,211)

Other income (expense), net:
Interest and other income; net	24	19
Interest expense	(316)	(250)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	182	(6,603)
Loss on conversion of debt	–	(598)

Total other income (expense)	(110)	(7,432)
Loss before provision for income taxes	(887)	(8,643)
Provision for income taxes	3	10

Net loss from continuing operations	(890)	(8,653)
Adjustment to net loss on disposal of discontinued operations, net of tax	145	19

Net loss	$(745)	$(8,634)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.01)	$(0.17)

Net loss per common share	$(0.01)	$(0.17)

Weighted average number of shares outstanding — basic and diluted	57,655	50,215

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Cash flows from operating activities:
Net loss	$(745)	$(8,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	14	226
Restructuring charges (release)	–	(17)
Depreciation and amortization	411	222
Provision for bad debt	3	3
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(182)	6,603
Amortization of debt discount and issuance costs	271	150
Loss on conversion of debt	–	598
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	219	251
Related party accounts receivable	–	444
Prepaid expenses	(198)	118
Accounts payable	(2,277)	(297)
Accrued expenses	299	(117)
Deferred revenues	100	(23)
Related party deferred revenues	(1,226)	(1,346)

Net cash used in operating activities	(3,311)	(1,819)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,250	950
Purchases of marketable securities	(3,088)	(9,255)
Net decrease in restricted cash	101	–
Purchases of property and equipment	(160)	(54)
Acquisition of Unicast, net of cash acquired	(512)	–
Unrealized loss on cash equivalent	(10)	–
Purchases of patents and trademarks	(9)	(38)

Net cash used in investing activities	(428)	(8,397)

Cash flows from financing activities:
Proceeds from issuance of common stock	–	3,675
Proceeds from exercise of stock options	147	86

Net cash provided by financing activities	147	3,761

Effect of exchange rates changes on cash	–	(3)
Unrealized loss on cash equivalents	–	(7)
Net decrease in cash and cash equivalents	(3,592)	(6,465)
Cash and cash equivalents at beginning of year	5,905	8,130

Cash and cash equivalents at end of year	$2,313	$1,665

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,

	2005	2004

Supplemental disclosure of non-cash investing and financing activities:
Net assets acquired in Unicast acquisition
Accounts receivable, net	$684	–
Prepaids	7	–
Other assets	22	–
Fixed assets	128	–
Intangible assets	5,170	–
Accounts payable	(2,115)	–
Unicast Debt	(1,702)	–
Non-cash cost of Unicast acquisition
Common stock	1	–
APIC	2,967	–
Issuance of common stock in repayment of convertible notes	–	926
Deferred compensation recognized related to adjustment of an option grant	–	32

The accompanying notes are an integral part of these consolidated financial statements.

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Viewpoint Corporation (“Viewpoint” or the “Company”) for the interim periods.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or other future periods.

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

Liquidity

The Company had cash, cash equivalents and marketable securities of $4.9 million at March 31, 2005. During the quarter ended March 31, 2005, net cash used in operations amounted to $3.3 million. As of March 31, 2005, the Company had an accumulated deficit of $256.0 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through the next twelve months. This includes the payment of $3.5 million in subordinated notes due in March 2006.

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

The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. If the Company is unable to achieve profitable operations and/or raise additional capital, future operations will need to be scaled back further or discontinued.

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

Viewpoint has generated revenues through four sources: (a) search advertising, (b) advertising systems revenue, (c) software licenses, and (d) services. Search revenue is derived from a share of the fees charged by its search results provider Yahoo Corporation (“Yahoo!”) to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. License revenues are generated from licensing the rights to use products directly to customers and indirectly through Value Added Resellers (“VARs”). Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the company’s products.

Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

Viewpoint also offers an online advertising campaign management and deployment product. This advertising system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customer on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the inventory purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue.

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

License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell the Viewpoint technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell the company’s technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, between the fair value of the Company’s stock at the date of grant and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions (dollars in thousands, except per share data):

	Three Months Ended March, 31

	2005	2004

Net loss, as reported	$(745)	$(8,634)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	14	226
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(1,051)	(957)

Pro forma net loss	$(1,782)	$(9,365)

Net loss per share:
Basic and diluted as reported	$(0.01)	$(0.17)

Basic and diluted pro forma	$(0.03)	$(0.19)

The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

On April 14, 2003, the Company granted 2.3 million non-statutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Under the initial terms of the grant, twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive. In addition the Company also extended the life of the options vested at the date of termination from three months to three years. In accordance with FIN 44, no compensation charge has been recorded through March 31, 2005. When the executive’s employment ends for reasons other than cause, and if the options are still outstanding, the modification to the options would be determined to be beneficial to the executive and a non-cash compensation charge of up to $0.6 million would be charged to operations. The Company has an agreement with the executive that may end his employment on June 30, 2005. If his employment ends on that date, the Company will incur a charge of $0.2 million.

In November 2003, the Company modified the terms of six stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company may record a non-cash stock-based compensation charge based upon the difference between the closing price on the day of the modification and the closing price on the date of the grant for any of the 1.25 million options modified. The weighted average grant price for these options is $0.76. Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any recipient ceases employment before the end of the initially-established vesting period i.e., 4 years, then the modification to accelerate will be determined to be beneficial, resulting in a non-cash compensation charge of less then $0.1 million.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 8.3 million for the quarter ended March 31, 2005 and common equivalent shares related to stock options totaling 7.7 million for the quarter ended March 31, 2004, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

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

Derivatives

In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, all of the outstanding convertible notes were converted into shares of common stock. At March 31, 2005, warrants to purchase 726,330 shares of common stock remain outstanding.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company expects to adopt SFAS 123R on January 1, 2006 and recognize compensation expense prospectively for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants.

2. Unicast Acquisition

On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date.

Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.2 million to the selling stockholders of Unicast and paid $0.3 million in cash including acquisition costs of $0.1 million. Within one hundred ninety (190) days following the closing, Viewpoint may be obligated to issue up to an additional 0.4 million shares of Viewpoint common stock and to make an additional cash payment of up to $0.2 million. The number of shares issuable and the amount of cash payable within 190 days following the closing will be subject to adjustments based on net working capital assumed by Viewpoint in accordance with terms set forth in the agreement.

Long-term debt issued by Unicast (“Unicast notes”) remain outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2 million. This promissory note bears interest of 5% per annum and is secured by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011.

Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition. Liabilities assumed included an obligation to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing.

Viewpoint assessed the values of assets other than working capital assets purchased in the acquisition. Tangible equipment value was determined based on fair market value at the date of acquisition. The remaining useful life of this equipment was predominantly determined to be one year. Intangible values acquired included trademarks, acquired technology, website partner relationships and goodwill. Acquired technology was determined to have a life of three years while the other intangible values were determined to have a life of 5-10 years. Unicast had no in-process research and development.

Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Goodwill recorded will be subject to adjustment based upon the final amounts of working capital assumed. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million. The following table which is based on preliminary estimates and subject to change, summarizes amounts recorded associated with the Unicast transaction.

(in thousands)
Current assets	$2,097
Property and equipment	128
Intangible assets	5,170
Goodwill	2,101

Total assets acquired	9,496

Less: liabilities assumed	(6,004)

Net assets acquired	$3,492

The results of operations of Unicast are included in the Company’s Consolidated Statement of Operations beginning in the first quarter of 2005.

The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Unicast occurred at the beginning of the period presented. This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended March 31,

	2005	2004

	(dollars in thousands)
Revenue	5,578	5,378
Net loss	(745)	(9,106)
Basic and diluted net loss per common share	(0.01)	(0.18)

3. Goodwill and Intangible Assets

Goodwill is subject to impairment tests annually at January 1, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On January 3, 2005, Viewpoint entered into an agreement to acquire all of the outstanding capital stock of Unicast. See Note 2 for the determination method of the intangible assets.

The changes in the carrying amounts of goodwill and intangible assets during the three months ended March 31, 2005, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2004	$31,276	$230	$31,506
Additions during period	–	9	9
Additions during period related to Unicast acquisition	2,101	5,170	7,271
Amortization	–	(1)	(1)
Amortization related to Unicast acquisition	–	(177)	(177)

Balance as of March 31, 2005	$33,377	$5,231	$38,608

The changes in the carrying amounts of goodwill and intangible assets for the three months ended March 31, 2004, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	–	38	38
Amortization	–	(3)	(3)

Balance as of March 31, 2004	$31,276	$221	$31,497

As of March 31, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	March 31, 2005			December 31, 2004

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships - Unicast	$4,100	$(103)	$3,997	$–	$–	$–
Acquired Technology - Unicast	630	(52)	578	–	–	–
Patents and Trademarks - Unicast	440	(22)	418	–	–	–
Patents and Trademarks	256	(18)	238	247	(17)	230

Total Intangible Assets	$5,426	$(195)	$5,231	$247	$(17)	$230

Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

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

On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002, extinguishing the original convertible notes. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued $1.4 million shares of its common stock with a market value of $0.7 million.

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

For the period ended March 31, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $0.2 million, resulting from a decrease in the fair market value of the Company’s common stock. For the period ended March 31, 2004, the Company recognized a loss related to the change in valuation for the converted notes and outstanding warrants of $1.4 million and $1.3 million, respectively, resulting from an increase in the fair market value of the Company’s common stock.

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

The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.2 million and $0.1 million for the periods ended March 31, 2005 and 2004, respectively, were accounted for using the effective interest method.

Unicast Notes

On January 3, 2005, as disclosed in Note 2, Viewpoint purchased Unicast and, as a result, assumed debt which included an unsecured note with a principal amount of $1.0 million due in December 2011 and a secured note with a principal balance of $1.8 million which matures in March 2011. This note is secured by the assets of Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Viewpoint will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

As of January 3, 2005, the date of acquisition, the fair value of the secured and unsecured notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million during the quarter ended March 31, 2005 which increased the aggregate carrying value of these notes to $1.7 million as of March 31, 2005.

5. Related Party Transactions

During the three months ended March 31, 2005 and 2004, the Company recorded revenues totaling $1.3 million and $2.0 million respectively, related to agreements with AOL that were entered into prior to December 31, 2003. AOL had a representative on the Company’s Board of Directors until December 2003. As of March 31, 2005, the Company has less then $0.1 million in related party accounts receivable, and has $3.4 million in deferred revenues relating to transactions with AOL. At March 31, 2004, the Company had $0.4 million in accounts receivable and $8.3 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who had a representative on the Company’s Board of Directors until September 2004.

In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. License revenues will represent 85% of this $9.0 million portion of the revenue arrangement. For the 3 months ended March 31, 2005 and March 31, 2004, revenue related to this license amounted to $1.2 million and $1.0 million, respectively.

6. Restructuring Charges

The Company implemented a restructuring plan in September 2003, which was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge was recorded on the income statement as a restructuring and impairment charge. This restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment of less then $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. This restructuring plan was completed by March 31, 2004.

The restructuring activity for the restructuring plan is as follows (in thousands):

	Employee Severance and Termination Benefits	Restructuring Accrual

Restructuring and impairment charges at December 31, 2003	$156	$156
Cash paid	(140)	(140)
Additional restructuring charges		–
Non-cash adjustments	(16)	(16)

Balance at March 31, 2004	$–	$–

There were no restructuring activities during the quarter ended March 31, 2005.

7. Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended March 31,

	2005	2004

Net loss	$(745)	$(8,634)
Foreign currency translation adjustment	–	(3)
Unrealized gain (loss) on marketable securities	(8)	(7)

Comprehensive net loss	$(753)	$(8,644)

8. Segment Reporting

In 2003, the Company began to manage and analyze the business in segments. The Company discloses these segments in accordance with SFAS 131. In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo! who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Advertising systems revenue, including Unicast, is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are sold directly by the Company’s sales team. Services revenues are earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the Company’s sales employees and indirectly through VARs, for which the Company pays a commission.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not currently evaluate the performance of its segments beyond gross profit. The Company does not allocate research and development, sales and marketing or general and administrative costs, specifically, to any segment as it does not use that information to make key operating decisions and does not believe that allocating these expenses is necessary in evaluating performance.

	Three Months Ended March 31,

	2005	2004

	(dollars in thousands)
Revenues:
Search	$2,180	$8
Advertising systems	732	–
Services	1,243	1,523
Related party services	395	914
Licenses	155	240
Related party licenses	873	907

Total revenues	5,578	3,592

Cost of Revenues:
Search	46	–
Advertising systems	518	–
Services	810	751
Licenses	2	1

Total cost of revenues	1,376	752

Gross profit	4,202	2,840

Search advertising	2,134	8
Advertising systems	214	–
Services	828	1,686
Licenses	1,026	1,146

Total gross profit	$4,202	$2,840

Gross profit margin
Search advertising	98%	100%
Advertising systems	29	–
Services	51	69
Licenses	100	100

Total gross profit	75%	79%

The Company analyzes adjustments to net loss on its discontinued operations business by using the statement of operations. In March 2005, a lawsuit was settled in the Company’s favor, and resulted in the company being paid $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2004 and our Annual Report on Form 10-K for 2004. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

Overview

Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading internet advertising company that focuses on using its graphical platform’s capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The Company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company licenses its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites.

On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray. Search results delivered to users of the Viewpoint Toolbar are supplied by Yahoo! Inc. and its wholly-owned subsidiary, Overture Services, Inc. (“Yahoo!”). Under its Agreement with Yahoo!, Viewpoint receives a share of the fees advertisers pay to Yahoo! to be listed in the search results as a “sponsored link”.

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

On January 3, 2005, Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complements Viewpoint’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet’s most active websites including Microsoft’s MSN, Yahoo! and America Online. Viewpoint believes that the addition of Unicast will significantly accelerate the Company’s growth in its advertising systems segment.

Viewpoint provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use Creative Innovator as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during the first quarter of 2005 include America Online, Toyota Motor Services, General Electric and Sony Electronics.

Viewpoint began business in 1987 as a software maker focused primarily on products that enabled content authors to create images in three dimensions and to “paint” artistic images digitally. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, several of our licensing and creative services customers are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors.

Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of March 31, 2005, had an accumulated deficit of $256.0 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended March 31, 2005 and 2004, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,

	2005	2004

Statements of Operations Data
Revenues:
Search	39%	–%
Advertising Systems	13	–
Services	22	42
Related party services	7	25
Licenses	3	7
Related party licenses	16	26

Total revenues	100	100

Cost of revenues:
Search	1	–%
Advertising Systems	9	–
Services	15	21
Licenses	–	–

Total cost of revenues	25	21

Gross profit	75	79

Operating expenses:
Sales and marketing	23	29
Research and development	22	26
General and administrative	37	53
Depreciation	4	6
Amortization of intangible assets	3	–
Restructuring charges related to office closure	–	–

Total operating expenses	89	114

Loss from operations	(14)	(35)
Other income (expense):
Interest and other income, net	–	1
Interest expense	(6)	(7)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	3	(184)
Loss on early extinguishment	–	–
Loss on conversion	–	(17)

Other income	(3)	(206)

Loss before provision for income taxes	(17)	(241)
Provision for income taxes	0	0

Net loss from continuing operations	(17)	(241)
Adjustment to net loss on disposal of discontinued operations	3	1

Net loss	(14)%	(240)%

Critical Accounting Policies and Estimates

Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K.

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

Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. Search revenue, as explained in more detail below, is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the company’s products. License revenues are generated from licensing the rights to use products directly to customers and indirectly through Value Added Resellers (“VARs”).

Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

Viewpoint also offers an online advertising campaign management and deployment product. This advertising system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customer on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sell that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the inventory purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue.

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

License revenues from direct customers include sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues are recognized up-front provided no further significant obligations exist and the resulting receivable is deemed collectible by management. Arrangements with VARs require (i) an up-front, non-refundable payment, (ii) a percentage royalty based on sell-through, or (iii) both as consideration for the right to resell the Viewpoint technology. Up-front, non-refundable payments are recognized as license revenues when the VARs right to resell the company’s technology begins and the technology has been delivered to the VAR, which is upon contract signing, provided all other revenue recognition criteria are met and no further significant obligations exist. For arrangements that do not call for an up-front, non-refundable payment, revenues are recognized as the royalties are earned, which is upon notification of sell-through by the VAR, provided all other revenue recognition criteria are met and no further significant obligations exist.

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

Reserve for Bad Debt

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The company regularly monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Discounted cash flow analyses are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows. Assumptions used for these cash flows are consistent with internal forecasts.

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

Derivatives

In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, the convertible notes were converted into common stock.

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

Restructuring Activities

Restructuring activities include the recognition of severance expenses upon management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Financial Results

Viewpoint reported total revenue of $5.6 million for the first quarter 2005 compared to $3.6 million for the first quarter 2004. Operating loss for the first quarter of 2005 was $0.8 million compared to $1.2 million in the first quarter of 2004. The improvement in operating loss compared to the first quarter 2004 resulted principally from the increase in revenue from our search and ad systems segments offset by additional operating expenses incurred following our acquisition of Unicast on January 3, 2005. Net loss for the first quarter 2005 was $0.7 million, or a loss of $0.01 per share, compared to a net loss of $8.6 million, or a loss of $0.17 per share, in the first quarter of 2004. The net loss in the first quarter of 2005 included a non-cash benefit of $0.2 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants. The net loss in the first quarter of 2004 included non-cash expenses of $7.2 million to recognize the impact of the Company’s increased stock price on its outstanding conversion options related to the Company’s convertible debt and warrant financing, and the conversion of $0.9 million of convertible debt in March 2004.

Viewpoint’s cash, cash equivalents, and marketable securities as of March 31, 2005 were $4.9 million. This can be compared to cash, cash equivalents, and marketable securities of $8.7 million at December 31, 2004. The decrease in cash, cash equivalents, and marketable securities can be attributed to the completion of the Unicast acquisition which reduced the Company’s cash position by $1.3 million related to amounts paid to the sellers and negative net working capital assumed and paid as well as losses from operations.

Revenues

	Three Months Ended March 31,		%

	2005	2004	Change

	(dollars in thousands)
Revenues:
Search	$2,180	$8	27,150%
Advertising Systems	732	–	N/A
Services	1,243	1,523	(18)
Related party services	395	914	(57)
Licenses	155	240	(35)
Related party licenses	873	907	(4)

Total revenues	$5,578	$3,592	56%

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

Viewpoint also offers an online advertising campaign management and deployment product. The product permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand impression (“CPM”) basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. On January 3, 2005 Viewpoint purchased Unicast Communications Corp., which specializes in the ad systems business principally delivering video advertisements. Unicast generated $6.1 million in revenues during 2004. The Company expects revenues from advertising systems to continue to grow in future quarters.

Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2004, the Company concentrated on executing larger creative projects which improved overall financial performance of the segment.

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

During 2005 the Company continues to recognize license sales upon delivery so long as all other revenue recognition criteria are satisfied. Since January 2004, licenses have generally been sold for a 12 month term. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales are amortized over the license periods, due to the significance of the post contract customer support which include when and if available upgrades.

During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company’s obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million is recognized each quarter as related party license revenue and $0.1 million as related party services revenue.

During 2004, the Company began to focus more resources on its Search and Advertising systems segments. The Company adopted a consistent license pricing schedule at the beginning of 2004 to help broaden its potential customer base. While the Company was successful in selling some licenses during 2004 it is likely that License revenue will continue to decline relative to total revenues.

Search revenues of $2.2 million for the three months ended March 31, 2005 compared to less than $0.1 million in the three months ended March 31, 2004. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 1.5 million Viewpoint Toolbars through June 30, 2004, 8.7 million through December 31, 2004 and 12.5 million through March 31, 2005. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 5.0 million by March 31, 2005. The Company believes that search revenues will continue to increase in 2005 if it is able to continue to increase the number of Viewpoint Toolbars that are distributed and remain installed.

The Company recognized $0.7 million in advertising systems revenue during the three months ended March 31, 2005. This revenue was generated by delivering advertising impressions to websites in several different formats including video. A significant portion of this revenue came from clients who had used Unicast to deliver video advertising prior to the January 3, 2005 merger with Viewpoint. While growth in this product revenue has been slower than anticipated, the Company expects growth to continue to increase during 2005.

Service revenues of $1.2 million for the three months ended March 31, 2005 compare to $1.5 million for the same period in 2004. The Company’s revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment and recognized revenue in February 2004. Excluding this item, the adjusted increase in revenues is due to increases in the number of clients with projects in excess of $50,000 who were not related parties. The Company believes that it will be able to increase revenues in this segment if licensees continue to ask the Company for assistance in building more content using the Viewpoint Platform to be used at their websites.

Related party service revenues of $0.4 million for the three months ended March 31, 2005 decreased by approximately $0.5 million or 57% compared to the same period last year. Revenues included as related party service revenues relate to contracts that were entered into prior to December 2003. The Company believes that revenue in this segment will be significantly lower in 2005 since there is only one remaining agreement for the Company to provide services to AOL that was executed in 2003.

License revenues of $0.2 million decreased approximately $0.1 million or 35% for the three months ended March 31, 2005, compared to the same period last year. License revenues for the first quarter of 2005 represent four licenses the Company sold during 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months. License revenues for the first quarter of 2004 were essentially generated from the sale of licenses without upgrade rights where the company recognized the total value of the contract in the first quarter. The Company believes that revenues in this segment will continue to decrease as the Company focuses on increasing distribution of licenses through lower rates and focuses efforts on other segments.

Related party license revenues of $0.9 million for the three months ended March 31, 2005 was consistent with the amount in the same period in 2004, as the Company was working under the same contract. The Company believes that revenues in this segment will remain relatively constant in 2005 and be eliminated in 2006.

Cost of revenues

	Three Months Ended March 31,		%

	2005	2004	Change

	(dollars in thousands)
Cost of Revenues:
Search	$46	$–	N/A
Percentage of Search Revenues	2%	–%
Advertising Systems	$518	$–	N/A
Percentage of Advertising Systems Revenues	71%	N/A
Services	$810	$751	8%
Percentage of Services Revenues	49%	31%
Licenses	$2	$1	100%
Percentage of Licenses Revenues	–%	–%

The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. The Company believes that as Search revenue increases, the hosting services associated with this revenue will increase although we do not anticipate an increase in the costs as a percentage of revenues.

Cost of revenues from advertising systems consists of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. During the third quarter of 2004, the Company separated creative development from delivery contracts which will separate the creative development revenues and costs into services revenues and costs. The Company believes that as advertising system revenue increases, expenses for bandwidth will increase. However, the Company believes that costs as a percentage of revenue will decrease since it will receive improved pricing efficiencies for hosting and delivery services. It does not anticipate bundling the costs of media frequency or developing creative advertising with contracts for delivery of such advertising impressions.

Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.8 million for the three months ended March 31, 2005 increased by less than $0.1 million or 8.0% compared to the same period last year. The increase in cost of revenues for services is attributable to the increase in service revenues adjusted for the payment of $0.5 million in the first quarter of 2004 that related to work performed in 2003. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2005.

Sales and marketing

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Sales and Marketing	$1,275	$1,051	21%
Percentage of total revenues	23%	29%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

Sales and marketing expenses of $1.3 million for the three months ended March 31, 2005 increased by $0.2 million or 21% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $0.3 million. This was slightly offset by a decrease in Search marketing costs of $0.1 million which was launched in the first quarter of 2004.

Research and development

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Research and development	$1,206	$913	32%
Percentage of total revenues	22%	26%

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

Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area have focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photosharing capability which has been released in a trial format. In addition, during 2004 the Company expanded its efforts to build its advertising system product by expanding the creative assembly capability of its product. During 2005 efforts have been focused on building an ad delivery system that combines the capabilities of Unicast’s and Viewpoint’s products.

Research and development expenses increased by $0.3 million, or 32%, for the three months ended March 31, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.3 million associated with employees added in the Unicast acquisition. Salaries and fringe benefits represent 90% of the costs in this department.

General and administrative

	March 31,
	2005	2004	% Change

	(dollars in thousands)
General and Administsrative	$2,087	$1,882	11%
Percentage of total revenues	37%	53%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

General and administrative expenses increased by $0.2 million, or 11%, for the three months ended March 31, 2005 compared to the same period last year. Salary and fringe benefit costs increased by $0.2 million due primarily to new employees associated with the Unicast acquisition. Facility costs increased for the Unicast office lease in New York that was terminated without penalty on March 31, 2005. Non-cash stock-based compensation decreased by $0.2 million.

Depreciation expense

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Depreciation	$233	$219	6%
Percentage of total revenues	4%	6%

Depreciation expense increased by less than $0.1 million for the three months ended March 31, 2005, compared to the same period last year primarily due to the Unicast assets acquired on January 3, 2005. Most of the assets acquired will be depreciated over a one year life.

Amortization of intangible assets

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Amortization of intangible assets	$178	$3	5,833%
Percentage of total revenues	3%	–%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition. Intangible assets, excluding Goodwill, determined to have been acquired included trademarks, acquired technology and website partner relationships. Viewpoint will be amortizing these values over an effective 7.5 year life principally due to the longer life estimated for the more valuable website partner relationships.

Restructuring charges

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Restructuring charges	$–	$(17)	(100)%
Percentage of total revenues	–%	(1)%

The Company implemented a restructuring plan in September 2003, which was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge was recorded on the income statement as a restructuring and impairment charge. This restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment of less then $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. This restructuring plan was completed by March 31, 2004.

Interest and other income, net

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Interest and other income, net	$24	$19	26%
Percentage of total revenues	–%	1%

Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other income, net, increased 26% for the three months ended March 31, 2005 compared to the same period last year due to an increase in average cash, cash equivalents, and marketable securities balances as well as an increase in market interest rates.

Interest expense

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Interest expense	$(316)	$(250)	26%
Percentage of total revenues	(6)%	(7)%

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible, subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. The increase is the result of interest expense recorded on the Unicast debt. The notes were executed and funded during the first quarter of 2003. During March and June 2004, all of the convertible notes were converted into shares of the Company’s common stock.

Loss on conversion of debt

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Loss on conversion of debt	$–	$(598)	(100)%
Percentage of total revenues	–%	(17)%

On March 17, 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes for shares of the Company’s common stock. The Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion. In addition, on the same day as the conversion, the Company sold 1,500,000 shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized debt issuance costs of $0.1 million and the difference between the carrying value of the convertible notes and the fair value of the common stock issued based upon the closing price of the Company’s stock on the day of the sale in the amount of $0.5 million.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$182	$(6,603)	(103)%
Percentage of total revenues	3%	(184)%

In March 2004, one of the institutional investors holding the convertible notes converted $0.9 million of outstanding notes with Company common stock. Based on the provisions of SFAS No. 133 and EITF Issue No. 00-19, the Company recorded a loss of $1.4 million related to the change in the fair value of the conversion feature at the time of the conversion.

For the three months ended March 31, 2005, the Company recorded income based on the change in the fair value of the original warrants of $0.2 million. For the three months ended March 31, 2004, the Company recorded a loss based on the change in the fair values of the remaining conversion options and original warrants of $3.9 million and $1.3 million, in the Company’s consolidated statements of operations.

Provision for income taxes

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Provision for income taxes	$3	$10	(70)%
Percentage of total revenues	–%	–%

Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	March 31,
	2005	2004	% Change

	(dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$145	$19	663%
Percentage of total revenues	3%	1%

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

The adjustment to net loss on disposal of discontinued operations for the three months ended March 31, 2005, represents a settlement of a lawsuit in the Company’s favor related to discontinued operations. The adjustment to net loss on disposal of discontinued operations for the three months ended March 31, 2004 represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.
•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.
•	Our business is difficult to evaluate because we have a limited operating history and have only relatively recently launched our search toolbar and creative innovator products.
•	Our competitors in the search business include much larger companies such as Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.
•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.
•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.
•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! expires in March 2006.
•	Our software products may be wrongly labeled as spyware or adware which might lead to its uninstallation causing a decrease in our revenues.
•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.
•	Our failure to successfully compete may hinder our growth.
•	Our revenues will be subject to seasonal fluctuations.
•	We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.
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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company expects to adopt SFAS 123R on January 1, 2006 and recognize compensation expense prospectively for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $4.9 million at March 31, 2005, down from $8.7 million at December 31, 2004.

	March 31,
	2005	2004

	(dollars in millions)
Cash used in operating activities	$(3.3)	$(1.8)
Cash used in investing activities	(0.4)	(8.4)
Cash provided by financing activities	0.1	3.8

Operating activities

In the three months ended March 31, 2005, cash used in operating activities was $3.3 million, an increase of $1.5 million compared to the three months ended March 31, 2004. The increase is primarily due to the Company’s payment of Unicast liabilities of $2.2 million related to balances prior to the acquisition offset by payment received of $1.4 million from Unicast receivables related to balances that existed prior to the acquisition. In addition, the increase is also due to an increase in accounts receivable, and decrease in deferred revenue, offset by an overall reduction in net loss. The decrease in the net loss number was due to a charge for the three months ended March 31, 2004 related to the change in fair value of warrants to purchase common stock and conversion feature of convertible debt of $6.6 million. The convertible notes associated with this charge were converted into equity during 2004, and therefore the expense related to the conversion option did not occur in the first quarter of 2005.

Investing activities

In the three months ended March 31, 2005, cash used in investing activities was $0.4 million, primarily due to the cash used in the acquisition of Unicast.

In the three months ended March 31, 2004, cash used in investing activities was $8.4 million, primarily due to net purchases of marketable securities of $8.3 million. Capital expenditures were $ 0.1 million.

Financing activities

In the three months ended March 31, 2005, net cash provided by financing activities was $0.1 million, resulting solely from the exercise of stock options.

In the three months ended March 31, 2004, net cash provided by financing activities was $3.8 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 16, 2004 for $3.7 million.

As of March 31, 2005, the Company had cash commitments totaling approximately $12.9 million through 2011, related to long-term convertible notes, and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years

Long-Term Debt Obligations	$3,500	$3,500	$–	$–	$–
Operating Lease Obligations	4,412	939	1,965	1,508	–
Interest Payments on Long-Term Debt Obligations	405	166	154	76	9
Employee Agreement	165	165	–	–	–
Unicast Debt Obligations	3,285	32	778	778	1,697
Purchase Obligations	1,121	1,121	–	–	–

Total	$12,888	$5,923	$2,897	$2,362	$1,706

Unicast Acquisition

On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date.

Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.2 million to the selling stockholders of Unicast and paid $0.3 million in cash including acquisition costs of $0.1 million. Within one hundred ninety (190) days following the closing, Viewpoint may be obligated to issue up to an additional 0.4 million shares of Viewpoint common stock and to make an additional cash payment of up to $0.2 million. The number of shares issuable and the amount of cash payable within 190 days following the closing will be subject to adjustments based on net working capital assumed by Viewpoint in accordance with terms set forth in the agreement.

Long-term debt issued by Unicast (“Unicast notes”) remain outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2 million. This promissory note bears interest of 5% per annum and is secured by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011.

Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition. Liabilities assumed included an obligation to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing.

Viewpoint assessed the values of assets other than working capital assets purchased in the acquisition. Tangible equipment value was determined based on fair market value at the date of acquisition. The remaining useful life of this equipment was predominantly determined to be one year. Intangible values acquired included trademarks, acquired technology, website partner relationships and goodwill. Acquired technology was determined to have a life of three years while the other intangible values were determined to have a life of 5-10 years. Unicast had no in-process research and development.

Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Goodwill recorded will be subject to adjustment based upon the final amounts of working capital assumed. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million.

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

During 2004 all of the outstanding convertible notes were converted to common stock. As of March 31, 2005, warrants to purchase 0.7 million shares remain outstanding.

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

The Company implemented a restructuring plan in September 2003, which was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge was recorded on the income statement as a restructuring and impairment charge. This restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment of less then $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. This restructuring plan was completed by March 31, 2004.

The Company had cash, cash equivalents and marketable securities of $4.9 million at March 31, 2005. During the quarter ended March 31, 2005, net cash used in operations amounted to $3.3 million. As of March 31, 2005, the Company had an accumulated deficit of $256.0 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through the next twelve months. This includes the payment of $3.5 million in subordinated notes due in March 2006.

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

The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. If the Company is unable to achieve profitable operations and/or raise additional capital, future operations will need to be scaled back further or discontinued.

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

Item 4. Controls and Procedures

As required by Rule 13a-15(b), Viewpoint management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Viewpoint management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report, including changes created by the Unicast Acquisition, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

VIEWPOINT CORPORATION

Dated: May 10, 2005	By:	/s/ JAY S. AMATO

Jay S. Amato President and Chief Executive Officer

Dated: May 10, 2005	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell Chief Financial Officer

Dated: May 10, 2005	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan Chief Accounting Officer