Form 10-Q
period 2005-06-30
VIEWPOINT CORP
filed 2005-08-09
CIK 919794

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

——————

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-27168

——————

VIEWPOINT CORPORATION (Exact name of registrant as specified in its charter)

Delaware	95-4102687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

498 Seventh Avenue, Suite 1810, New York, NY 10018 (Address of principal executive offices and zip code)

(212) 201-0800 (Registrant’s telephone number, including area code)

——————

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

As of August 4, 2005, 59,487,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$3,529	$5,905
Marketable securities	1,086	2,757
Accounts receivable, net of reserve of $404 and $430, respectively	4,048	2,583
Related party accounts receivable	26	26
Prepaid expenses and other current assets	541	421

Total current assets	9,230	11,692

Restricted cash	220	320
Property and equipment, net	1,445	1,485
Goodwill, net	33,409	31,276
Intangible assets, net	4,393	230
Other assets, net	180	270

Total assets	$48,877	$45,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,104	$1,218
Accrued expenses	1,311	244
Deferred revenues	393	431
Related party deferred revenues	2,144	4,607
Current portion of notes payable	518	—
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,246	7,276

Deferred rent	373	365
Warrants to purchase common stock	456	1,286
Subordinated notes	2,417	2,388
Unicast notes	1,676	—

Total liabilities	12,168	11,315

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; 100,000 shares authorized - 58,295 shares issued and 58,135 shares outstanding at June 30, 2005, and 56,704 shares issued and 56,544 shares outstanding at December 31, 2004	58	57
Paid-in capital	294,206	290,260
Deferred compensation	(4)	(5)
Treasury stock at cost; 160 at June 30, 2005 and December 31, 2004	(1,015)	(1,015)
Accumulated other comprehensive loss	(66)	(60)
Accumulated deficit	(256,470)	(255,279)

Total stockholders’ equity	36,709	33,958

Total liabilities and stockholders’ equity	$48,877	$45,273

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues:
Search	$2,393	$—	$4,573	$8
Advertising systems	1,163	37	1,895	37
Services	1,564	1,066	2,807	2,589
Related party services	354	686	749	1,600
Licenses	227	144	382	384
Related party licenses	872	872	1,745	1,779

Total revenues	6,573	2,805	12,151	6,397

Cost of revenues:
Search	49	—	95	—
Advertising systems	847	6	1,365	6
Services	1,026	792	1,836	1,543
Licenses	1	3	3	4

Total cost of revenues	1,923	801	3,299	1,553

Gross profit	4,650	2,004	8,852	4,844

Operating expenses:
Sales and marketing	1,228	945	2,503	1,996
Research and development	1,147	860	2,353	1,773
General and administrative	2,654	1,845	4,741	3,727
Depreciation	220	205	453	424
Amortization of intangible assets	179	1	357	4
Restructuring charges (release)	—	—	—	(17)

Total operating expenses	5,428	3,856	10,407	7,907

Loss from operations	(778)	(1,852)	(1,555)	(3,063)

Other income (expense), net:
Interest and other income; net	32	27	56	46
Interest expense	(339)	(236)	(655)	(486)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	648	3,050	830	(3,553)
Loss on conversion of debt	—	(212)	—	(810)

Total other income (expense)	341	2,629	231	(4,803)

Income (loss) before provision for income taxes	(437)	777	(1,324)	(7,866)
Provision for income taxes	9	25	12	35

Net income (loss) from continuing operations	(446)	752	(1,336)	(7,901)
Adjustment to net income (loss) on disposal of discontinued operations, net of tax	—	20	145	39

Net income (loss)	$(446)	$772	$(1,191)	$(7,862)

Basic and diluted net income (loss) per common share:
Net income (loss) per common share from continuing operations	$(0.01)	$0.01	$(0.02)	$(0.15)

Net income (loss) per common share	$(0.01)	$0.01	$(0.02)	$(0.15)

Weighted average number of shares outstanding — basic and diluted	58,014	52,651	57,835	51,433

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net loss	$(1,191)	$(7,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	595	282
Restructuring charges (release)	—	(17)
Depreciation and amortization	810	428
Provision for bad debt	62	(4)
Interest expense paid using common stock	—	18
Changes in fair values of warrants to purchase common stock and and conversion feature of convertible debt	(830)	3,553
Amortization of debt discount and issuance costs	563	310
Loss on conversion of debt	—	330
Issuance of stock below market price on conversion of debt	—	480
Changes in operating assets and liabilities, net of
acquisitions:
Accounts receivable	527	(315)
Related party accounts receivable	—	860
Prepaid expenses	(43)	278
Accounts payable	(1,300)	(262)
Accrued expenses	(410)	(246)
Deferred revenues	(38)	(111)
Related party deferred revenues	(2,463)	(2,431)

Net cash used in operating activities	(3,718)	(4,709)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	6,980	3,450
Purchases of marketable securities	(5,307)	(9,971)
Net decrease in restricted cash	100	69
Purchases of property and equipment	(296)	(166)
Acquisition of Unicast, net of cash acquired	(512)	—
Purchases of patents and trademarks	(12)	(38)

Net cash provided by (used in) investing activities	953	(6,656)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	3,675
Proceeds from exercise of stock options	386	222

Net cash provided by financing activities	386	3,897

Effect of exchange rates changes on cash	3	(3)

Net decrease in cash and cash equivalents	(2,376)	(7,471)
Cash and cash equivalents at beginning of period	5,905	8,130

Cash and cash equivalents at end of period	$3,529	$659

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2005	2004

Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$12	$35
Cash paid during the year for interest	136	80
Supplemental disclosure of non-cash investing and financing activities:
Non-cash financing activities related to the Unicast acquistion
Supplemental disclosure of non-cash investing and financing activities:
Net assets acquired in Unicast acquisition
Accounts receivable, net	$684	$—
Prepaids	7	—
Other assets	22	—
Fixed assets	128	—
Intangible assets	4,508	—
Accounts payable	(1,485)	—
Unicast Debt	(1,702)	—
Non-cash cost of Unicast acquisition
Common stock	1	—
APIC	2,967	—
Issuance of common stock in repayment of convertible notes	—	2,700
Cancellation of common stock option awards	—	17
Deferred compensation recognized related to adjustment of an option grant	—	32
Closing costs for convertible notes and subordinated notes accrued and not yet paid		175
Unrealized gains (losses) on marketable securities	2	11

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

            These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or other future periods.

            Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

Liquidity

            The Company had cash, cash equivalents and marketable securities of $4.6 million at June 30, 2005. During the six months ended June 30, 2005, net cash used in operations amounted to $3.7 million. As of June 30, 2005, the Company had an accumulated deficit of $256.5 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

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

            As discussed in the subsequent events footnote, on July 27, 2005, the Company and a holder of the Company’s subordinated debt entered into a Stock Purchase Agreement, under which the Company issued 1.3 million shares of common stock in a private placement to the holder at a purchase price of $1.55 per share (resulting in aggregate gross proceeds of $2.0 million). The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. If the Company is unable to achieve profitable operations and/or raise additional capital, future operations will need to be scaled back further or discontinued.

            At June 30, 2005 the Company classified $2.4 million of short-term debt as long-term. This amount represented the carrying value of the amended note (see note 4 below). Settlement of this note is not expected to require the use of working capital in the next twelve months, as the Company has both the intent and the ability to refinance this debt on a long-term basis.

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

            License revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues were recognized up-front provided no further significant obligations exist and the resulting receivable was deemed collectible by management.

            Fees from licenses sold together with fee-based professional services were generally recognized upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method was used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist.

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

            Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Standard terms for license arrangements required payment within 90 days of the contract date, which typically coincided with delivery. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company’s arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

            Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(446)	$772	$(1,191)	$(7,862)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	581	55	595	281
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(945)	(774)	(1,926)	(1,731)

Pro forma net income (loss)	$(810)	$53	$(2,522)	$(9,312)

Net income (loss) per share:
Basic and diluted as reported	$(0.01)	$0.01	$(0.02)	$(0.15)

Basic and diluted pro forma	$(0.01)	$0.00	$(0.04)	$(0.18)

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

            The executive’s employment terminated on June 30, 2005, at which time the Company recorded a charge of $0.6 million as the modification to the options was determined to be beneficial to the executive on the date of termination.

            In November 2003, the Company modified the terms of six stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company may record a non-cash stock-based compensation charge based upon the difference between the closing price on the day of the modification and the closing price on the date of the grant for any of the 1.25 million options modified. The weighted average grant price for these options is $0.76. Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any recipient ceases employment before the end of the initially-established vesting period of four years, then the modification to accelerate will be determined to be beneficial, resulting in a non-cash compensation charge of less then $0.1 million.

Basic and Diluted Net Loss Per Common Share

            Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 7.0 million and 7.1 million for the three and six months ended June 30, 2005 and common equivalent shares related to stock options and warrants totaling 7.6 million for the six months ended June 30, 2004, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

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

Derivatives

            In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, all of the outstanding convertible notes were converted into shares of common stock. At June 30, 2005, warrants to purchase 0.7 million shares of common stock remain outstanding.

Recent Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006 and recognize compensation expense prospectively for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis resulting from the application of the current fair-value recognition provisions of SFAS No. 123, as shown in Note 1.

            In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that the term “conditional asset retirement”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes that the future adoption of FIN 47 will not have a material impact on the Company’s consolidated financial statements.

            In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact the Company’s consolidated financial statements.

2. Unicast Acquisition

            On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million.

            Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. Viewpoint also assumed negative networking capital from Unicast of $1.2 million. Based upon the working capital calculation during the period following the acquisition Viewpoint has no additional obligation to issue shares or pay cash to the seller.

            Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011 amounting to $2.2 million

            Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition. Liabilities assumed included an obligation to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing.

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

            Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Values assigned to goodwill and other acquired assets and liabilities are preliminary and are subject to adjustment based upon finalizing the fair values of acquired assets and liabilities. During the quarter ended June 30, 2005, the Company changed its initial estimate of the fair value of the acquired website relationships and certain liabilities the affect of which increased goodwill by less then $0.1 million from the amounts recorded at March 31, 2005. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million. The following table which is based on preliminary estimates and subject to change, summarizes amounts recorded associated with the Unicast transaction, based upon the consideration paid.

(in thousands)
Current assets	$2,097
Property and equipment	128
Intangible assets	4,508
Goodwill	2,133

Total assets acquired	8,866

Less: liabilities assumed	(5,374)

Total purchase price	$3,492

            The results of operations of Unicast are included in the Company’s Consolidated Statement of Operations beginning in the first quarter of 2005.

            The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Unicast occurred at the beginning of the respective period presented. Pro forma financial information for the three and six months ended June 30, 2005 has been intentionally omitted as the Company’s reported operating results for those periods include the operating results of Unicast for the beginning of the respective periods.

            This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended June 30, 2004	Six Months Ended June 30,2004

Revenue	$3,832	$9,210
Net loss	(3)	(9,108)
Basic and diluted net loss per common share	$(0.00)	$(0.18)

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

            The changes in the carrying amounts of goodwill and intangible assets during the three and six months ended June 30, 2005, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2004	$31,276	$230	$31,506
Additions during period	—	9	9
Additions during period related to Unicast acquisition	2,101	5,170	7,271
Amortization	—	(1)	(1)
Amortization related to Unicast acquisition	—	(177)	(177)

Balance as of March 31, 2005	$33,377	$5,231	$38,608

Additions during period	—	2	2
Fair value adjustments during the period related to Unicast acquisition	32	(662)	(630)
Amortization	—	(1)	(1)
Amortization related to Unicast acquisition	—	(177)	(177)

Balance as of June 30, 2005	$33,409	$4,393	$37,802

            The changes in the carrying amounts of goodwill and intangible assets for the three and six months ended June 30, 2004, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	—	38	38
Amortization	—	(3)	(3)

Balance as of March 31, 2004	$31,276	$221	$31,497

Additions during period	—	—	—
Amortization	—	(1)	(1)

Balance as of June 30, 2004	$31,276	$220	$31,496

            As of June 30, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2005				December 31, 2004

	Gross	Accumulated Amortization	Adjustment	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships - Unicast	$4,100	$(205)	$(328)	$3,567	$—	$—	$—
Acquired Technology - Unicast	630	(105)	(220)	305	—	—	—
Patents and Trademarks - Unicast	440	(44)	(114)	282	—	—	—
Patents and Trademarks	258	(19)	—	239	247	(17)	230

Total Intangible Assets	$5,428	$(373)	$(662)	$4,393	$247	$(17)	$230

            Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

4. Long Term Debt

            Convertible Notes

            On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share. As of June 30, 2005 0.7 million warrants were outstanding.

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

            For the three and six month period ended June 30, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $0.6 million and $0.8 million, respectively, resulting from a decrease in the fair market value of the Company’s common stock. For the three and six month period ended June 30, 2004, the Company recognized a gain or loss related to the change in valuation for the converted notes and outstanding warrants of $3.1 million and $3.6 million, respectively, resulting from the charge in the fair market value of the Company’s common stock.

            Subordinated Notes

            On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. The subordinated notes are scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

            The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. In accordance with the provisions of APB Opinion No. 21, the Company recorded a debt discount of $2.0 million. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance sheet. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.2 million and $0.1 million for the three month periods ended June 30, 2005 and 2004, respectively, and $0.4 million and $0.3 million for the six month periods ended June 30, 2005 and 2004, respectively, were accounted for using the effective interest method.

            Amended and Restated Notes

            On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. In addition, the Company and the holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the holder at a purchase price of $1.55 per share (resulting in aggregate gross proceeds of $2.0 million). The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended and were sold in reliance upon the exemption from securities registration afforded by Regulation D. In connection with the private placement, the Company entered into a Registration Rights Agreement with the holder pursuant to which the Company is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

            At June 30, 2005 the Company classified $2.4 million of short-term debt as long-term. This amount represented the carrying value of the amended note. Settlement of this note is not expected to require the use of working capital in the next twelve months as the Company has both the intent and the ability to refinance this debt on a long-term basis.

            Unicast Notes

            On January 3, 2005, as disclosed in Note 2, Viewpoint purchased Unicast and, as a result, assumed debt which included an unsecured note with a principal amount of $1.0 million due in December 2011 and a secured note with a principal balance of $1.8 million which matures in March 2011. This note is collateralized by the assets of Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Viewpoint will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

            As of January 3, 2005, the date of acquisition, the fair value of the secured and unsecured notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million, and $0.2 million during the three and six months ended June 30, 2005 which increased the aggregate carrying value of these notes to $1.8 million as of June 30, 2005.

5. Related Party Transactions

            During the three and six month periods ended June 30, 2005, the Company recorded revenues totaling $1.2 million and $2.5 million respectively, primarily related to agreements with AOL that were entered into prior to December 31, 2003. Comparative revenues of $1.6 million and $3.4 million were recorded for the three and six month periods ended June 30, 2004 respectively. AOL had a representative on the Company’s Board of Directors until December 2003. As of June 30, 2005, the Company has less then $0.1 million in related party accounts receivable, and has $2.1 million in deferred revenues relating to transactions with AOL. At June 30, 2004, the Company had $0.1 million in accounts receivable and $7.2 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who had a representative on the Company’s Board of Directors until September 2004.

            In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. License revenues will represent 85% of this $9.0 million portion of the revenue arrangement. The Company recognized $0.9 million and $1.7 million in related party license revenue for the three and six months ended June 30, 2005, respectively, and $0.4 million and $0.7 million in related party service revenue for the three and six months ended June 30, 2005, respectively, relating to this agreement. The Company recognized $0.9 million and $1.8 million in related party license revenue for the three and six months ended June 30, 2004, respectively, and $0.2 million and $0.4 million in related party service revenue for the three and six months ended June 30, 2004, respectively, relating to this agreement.

6. Comprehensive Income (Loss)

            Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss)	$(446)	$772	$(1,191)	$(7,862)

Foreign currency translation adjustment	3	—	3	(3)
Unrealized loss on marketable securities	(1)	(2)	(9)	(9)

Comprehensive net income (loss)	$(444)	$770	$(1,197)	$(7,874)

7. Segment Reporting

            In 2003, sales and production employees became dedicated to its License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. The Company manages and analyzes the business in four reportable segments, and discloses these segments in accordance with SFAS 131. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo! who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Advertising systems revenue, including Unicast, is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are sold directly by the Company’s sales team. Services revenues are earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. The License segment sells software licenses to use the Viewpoint software platform. Licenses are sold directly by the Company’s sales employees and indirectly through VARs, for which the Company pays a commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Revenues:
Search	$2,393	$—	$4,573	$8
Advertising systems	1,163	37	1,895	37
Services	1,564	1,066	2,807	2,589
Related party services	354	686	749	1,600
Licenses	227	144	382	384
Related party licenses	872	872	1,745	1,779

Total revenues	6,573	2,805	12,151	6,397

Cost of Revenues:
Search	49	—	95	—
Advertising systems	847	6	1,365	6
Services	1,026	792	1,836	1,543
Licenses	1	3	3	4

Total cost of revenues	1,923	801	3,299	1,553

Gross profit	4,650	2,004	8,852	4,844

Search advertising	2,344	—	4,478	8
Advertising systems	316	31	530	31
Services	892	960	1,720	2,646
Licenses	1,098	1,013	2,124	2,159

Total gross profit	$4,650	$2,004	$8,852	$4,844

Gross profit margin
Search advertising	98%	—%	98%	100
Advertising systems	27	84	28	84
Services	47	55	48	63
Licenses	100	100	100	100

Total gross profit	71%	71%	73%	76

            The Company analyzes adjustments to net loss on its discontinued operations business by using the statement of operations. In March 2005, a lawsuit was settled in the Company’s favor, and resulted in the Company being paid $0.1 million.

8. Subsequent Event

            On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. In addition, the Company and the holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the holder at a purchase price of $1.55 per share (resulting in aggregate gross proceeds of $2.0 million). The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended and were sold in reliance upon the exemption from securities registration afforded by Regulation D. In connection with the private placement, the Company entered into a Registration Rights Agreement with the holder pursuant to which the Company is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement (see Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

            In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2005 and our Annual Report on Form 10-K for 2004. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

Overview

            Viewpoint Corporation (“Viewpoint” or the “Company”) is a leading interactive media Company that focuses on using its graphical platform’s capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The Company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company licenses its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites.

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

            On June 29, 2005, Viewpoint delivered Version 3.0 of the Viewpoint Toolbar to the market. Version 3.0 includes a digital photo management application built into the Toolbar’s features. Capabilities of the application include a system to manage folders of photographs, edit photographs, send photographs via email or store them online. Additionally, users may order prints or other related merchandise and goods through an online service provider. Viewpoint manages the prices charged for photographic orders and the online service provider remits to Viewpoint net proceeds charged for the products after deducting for their standard costs for the products as provided to Viewpoint. We will begin recognizing revenues for such orders in the third quarter of 2005.

            Beginning in 2004 Viewpoint began offering an online advertising campaign management and deployment product known as “Creative Innovator.” Creative Innovator permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. Creative Innovator enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime,” an extension of Creative Innovator that permits users to manage and deploy online video advertising campaigns.

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

            Viewpoint provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use Creative Innovator as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during the first six months of 2005 include America Online, Toyota Motor Services, General Electric and Sony Electronics.

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

            Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of June 30, 2005, had an accumulated deficit of $256.5 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

            The following table sets forth for the three and six months ended June 30, 2005 and 2004, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Statements of Operations Data
Revenues:
Search	36%	—%	38%	0%
Advertising Systems	18	1	16	1
Services	24	39	23	40
Related party services	5	24	6	25
Licenses	4	5	3	6
Related party licenses	13	31	14	28

Total revenues	100	100	100	100

Cost of revenues:
Search	1	—	1	—
Advertising Systems	13	—	11	0
Services	15	28	15	24
Licenses	0	—	0	0

Total cost of revenues	29	28	27	24

Gross profit	71	72	73	76

Operating expenses:
Sales and marketing	19	34	21	31
Research and development	18	31	19	28
General and administrative	40	66	39	58
Depreciation	3	7	4	7
Amortization of intangible assets	3	—	3	—
Restructuring charges related to office closure	—	—	—	—

Total operating expenses	83	138	86	124

Loss from operations	(11)	(66)	(13)	(48)

Other income (expense):
Interest and other income, net	0	1	0	1
Interest expense	(5)	(8)	(5)	(8)
Changes in fair values of warrants to purchase common stock and
conversion options of convertible notes	10	109	7	(56)
Loss on conversion	—	(8)	—	(13)

Other income (expense)	5	94	2	(76)

Income (loss) before provision for income taxes	(6)	28	(11)	(124)
Provision for income taxes	0	1	—	1

Net income (loss) from continuing operations	(6)	27	(11)	(125)
Adjustment to net income (loss) on disposal of discontinued operations	—	1	1	1

Net income (loss)	(6)%	28%	(10)%	(124)%

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

            On June 14, 2005, Viewpoint announced that it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. By providing the license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business - by potentially making the player more pervasive – as well as providing strong backing to the search and photo management distribution strategies.

            License revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. License revenues were recognized up-front provided no further significant obligations exist and the resulting receivable was deemed collectible by management.

            Fees from licenses sold together with fee-based professional services were generally recognized upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method were used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist.

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

            Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Standard terms for license arrangements required payment within 90 days of the contract date, which typically coincided with delivery. Probability of collection is based upon the assessment of the customer’s financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company’s arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

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

Financial Results

            Viewpoint reported total revenue of $6.6 million for the three months ended June 30, 2005, compared to $2.8 million for the same period last year. Operating loss for the second quarter of 2005 was $0.8 million compared to $1.9 million in the second quarter of 2004. The improvement in operating loss compared to the second quarter 2004 resulted principally from the increase in revenue from our search and ad systems segments offset by additional operating expenses incurred following our acquisition of Unicast on January 3, 2005. Net loss for the second quarter 2005 was $0.4 million, or a loss of $0.01 per share, compared to net income of $0.8 million, or a gain of $0.01 per share, in the second quarter of 2004. The net loss in the second quarter of 2005 included a non-cash gain of $0.6 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants. Net income in the second quarter of 2004 included a non-cash gain of $3.1 million to recognize the impact of the Company’s decreased stock price on its outstanding conversion options related to the Company’s convertible debt and warrant financing.

            Viewpoint reported total revenues of $12.2 million for the six months ended June 30, 2005, compared to $6.4 million for the same period last year. Operating loss for the six months ended June 30, 2005 was $1.6 million compared to $3.1 million for the six months ended June 30, 2004. The improvement in operating loss compared to the six months ended June 30, 2004 resulted principally from the increase in revenue from the Company’s search and ad systems segments offset by additional operating expenses incurred following the acquisition of Unicast on January 3, 2005. Net loss for the six months ended June 30, 2005 was $1.2 million, or a loss of $0.02 per share, compared to a net loss of $7.9 million, or a loss of $0.15 per share, in the six months ended June 30, 2004. The net loss in the six months ended June 30, 2005 included a non-cash gain of $0.8 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants. Net loss in the six months ended June 30, 2004 included non-cash loss of $3.6 million to recognize the impact of the Company’s increased stock price on its outstanding conversion options related to the Company’s convertible debt and warrant financing, and the loss on the conversion of the Company’s convertible debt in 2004, amounting to a loss of $0.8 million.

            Viewpoint’s cash, cash equivalents, and marketable securities as of June 30, 2005 were $4.6 million. This can be compared to cash, cash equivalents, and marketable securities of $8.7 million at December 31, 2004. The decrease in cash, cash equivalents, and marketable securities can be attributed to the completion of the Unicast acquisition which reduced the Company’s cash position by $1.3 million related to amounts paid to the sellers and negative net working capital assumed and paid as well as losses from operations and increases in accounts receivable associated with our growing search and ad systems businesses.

Revenues

	Months Ended June 30,		%

	2005	2004	Change

Three months ended:
Search	$2,393	$—	N/A
Advertising Systems	1,163	37	3,043
Services	1,564	1,066	47
Related party services	354	686	(48)
Licenses	227	144	58
Related party licenses	872	872	—

Total revenues	$6,573	$2,805	134%

Six months ended:
Search	$4,573	$8	57,063%
Advertising Systems	1,895	37	5,022
Services	2,807	2,589	8
Related party services	749	1,600	(53)
Licenses	382	384	(1)
Related party licenses	1,745	1,779	(2)

Total revenues	$12,151	$6,397	90%

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

            Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2005, the Company continued its strategy of concentrating on executing larger creative projects which improved overall financial performance of the segment.

            The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. On June 14, 2005, Viewpoint announced that it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. By providing the license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business - by potentially making the player more pervasive – as well as providing strong backing to the search and photo management distribution strategies.

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

            During the first five months of 2005 the Company continued to recognize license sales upon delivery so long as all other revenue recognition criteria are satisfied. Since January 2004, licenses had generally been sold for a 12 month term. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales are amortized over the license periods, due to the significance of the post contract customer support which include when and if available upgrades.

            During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company’s obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million is recognized each quarter as related party license revenue and $0.1 million as related party services revenue.

            During 2004, the Company began to focus more resources on its Search and Advertising systems segments. License revenue will stay relatively constant through the end of 2005, as twelve month licenses that contained upgrades when and if available that were entered into prior to the change in license fee structure in June 2005 are recognized. The Company believes that, consistent with the new business model, license revenue will be minimal in 2006.

            Search revenues were $2.4 million for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 in which the Company did not recognize search revenue. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 1.5 million Viewpoint Toolbars through June 30, 2004, 8.7 million through December 31, 2004, 12.5 million through March 31, 2005 and 16.1 through June 30, 2005. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 6.7 million by June 30, 2005.

            Search revenues of $4.6 million for the six months ended June 30, 2005 compared to revenues of less than $0.1 million for the six months ended June 30, 2004. The increase in revenues is associated with the acceleration of our search business which began after June 30, 2004. The Company believes that search revenues will continue to increase in 2005 if it is able to continue to increase the number of Viewpoint Toolbars that are distributed and remain installed.

            The Company recognized $1.2 million in advertising systems revenue during the three months ended June 30, 2005 compared to revenues of less than $0.1 million for the three months ended June 30, 2004. This revenue was generated by delivering advertising impressions to websites in several different formats including video and by selling website advertising inventory on behalf of website publishers. A significant portion of this revenue came from clients who had used Unicast to deliver video advertising prior to the January 3, 2005 merger with Viewpoint.

            Ad systems revenues of $1.9 million for the six months ended June 30, 2005 compared to revenues of less than $0.1 million for the six months ended June 30, 2004. The growth compared to the prior period is the result of the Company’s entry into the ad systems business late in the second quarter of 2004 and the purchase of Unicast in January of 2005. Growth in this segment accelerated during the second quarter and will continue to increase during 2005 if the Company is able to attract more clients and websites to its various ad serving formats.

            Service revenues of $1.6 million for the three months ended June 30, 2005 compare to $1.1 million for the same period in 2004. The increase in revenues is due to increases in the number of clients with projects in excess of $50,000 who were not related parties.

            Services revenues of $ 2.8 million for the six months ended June 30, 2005 compared to revenues of $2.6 million for the six months ended June 30, 2004. The Company’s revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment and recognized revenue in February 2004. Excluding this item, the adjusted increase in revenues is due to increases in the number of clients with projects in excess of $50,000 who were not related parties. The Company believes that it will be able to increase revenues in this segment if licensees continue to ask the Company for assistance in building more content using the Viewpoint Platform to be used at their websites. The Company believes the elimination of the license fee will further increase revenues in this area as companies will have even more of an inclination to use the Viewpoint platform.

            Related party service revenues of $0.4 million for the three months ended June 30, 2005 decreased by approximately $0.3 million, or 48%, compared to the same period last year. Revenues included as related party service revenues relate to contracts that were entered into with AOL prior to December 2003.

            Related party service revenues of $0.7 million for the six months ended June 30, 2005 decreased by approximately $0.9 million or 53% compared to the same period last year. We believe that revenue in this segment will be significantly lower in 2005 since there is only one remaining agreement for the Company to provide services to AOL that was executed in 2003.

            License revenues of $0.2 million for the three months ended June 30, 2005 increased by approximately $0.1 million or 58% for the three months ended June 30, 2005, compared to the same period last year. License revenues for the second quarter of 2005 primarily represent four licenses the Company sold during 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months, and recognition of a $0.1 million renewal of a 2002 license that did not contain upgrades or maintenance, and was therefore recognized entirely in the second quarter of 2005. License revenues for the second quarter of 2004 were essentially generated from the sale of licenses without upgrade rights where the Company recognized the total value of the contract in the second quarter.

            License revenues of $0.4 million for the six months ended June 30, 2005, compared to $0.4 million for the same period last year. Revenues in this segment will remain relatively constant in 2005, and will be minimal in 2006 as the Company is offering the license for free beginning in June 2005.

            Related party license revenues of $0.9 million and $1.7 million for the three and six month periods ended June 30, 2005 respectively were consistent with the amount in the same period in 2004, as the Company was working under the same contract. Revenues in this segment will remain relatively constant in 2005 and be eliminated in 2006.

Cost of revenues

	June 30,		%

	2005	2004	Change

	(dollars in thousands)
Three months ended:
Search	$49	$—	N/A
Percentage of Search Revenues	2%	N/A
Six months ended:
Search	$95	$—	N/A
Percentage of Search Revenues	2%	—%

Three months ended:
Advertising Systems	$847	$6	14,017%
Percentage of Advertising Systems Revenues	73%	16%
Six months ended:
Advertising Systems	$1,365	$6	22,650%
Percentage of Advertising Systems Revenues	72%	16%

Three months ended:
Services	$1,026	$792	30%
Percentage of Services Revenues	53%	45%
Six months ended:
Services	$1,836	$1,543	19%
Percentage of Services Revenues	52%	37%

Three months ended:
Licenses	$1	$3	(67)%
Percentage of Licenses Revenues	0%	0%
Six months ended:
Licenses	$3	$4	(25)%
Percentage of Licenses Revenues	0%	0%

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

            Cost of revenues from advertising systems was $0.8 million and $1.4 million for the three and six month periods ended June 30, 2005 respectively. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. During the third quarter of 2004, the Company separated creative development from delivery contracts which will separate the creative development revenues and costs into services revenues and costs. The Company believes that as advertising system revenue increases, expenses for bandwidth will increase. However, the Company believes that costs as a percentage of revenue will decrease since it will receive improved pricing efficiencies for hosting and delivery services. It does not anticipate bundling the costs of media frequency or developing creative advertising with contracts for delivery of such advertising impressions.

            Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $1.0 and $1.8 million for the three and six months ended June 30, 2005, respectively, increased by $0.2 million or 30% for the three month period and $0.3 million or 19% for the six month period compared to the same periods last year. The increase in cost of revenues for services is attributable to the increase in service revenues adjusted for the payment of $0.5 million in the second quarter of 2004 that related to work performed in 2003. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2005.

Sales and marketing

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Sales and Marketing	$1,228	$945	30%
Percentage of total revenues	19%	34%
Six months ended:
Sales and Marketing	$2,503	$1,996	25%
Percentage of total revenues	21%	31%

            Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

            Sales and marketing expenses of $1.2 million for the three months ended June 30, 2005 increased by $0.3 million or 30% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $0.3 million, in addition to ad serving marketing costs increasing by $0.1 million. This was offset by a decrease in Search marketing costs of $0.2 million which coincided with the launch of the toolbar in the first quarter of 2004.

            Sales and marketing expenses of $2.5 million for the six months ended June 30, 2005 increased by $0.5 million or 25% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $0.6 million, in addition to ad serving marketing costs which increased by $0.1 million. This was offset by a decrease in Search marketing costs of $0.2 million which was launched in the first quarter of 2004.

Research and development

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Research and development	$1,147	$860	33%
Percentage of total revenues	18%	31%
Six months ended:
Research and development	$2,353	$1,773	33%
Percentage of total revenues	19%	28%

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

            Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area have focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photosharing capability which was released on June 29, 2005. In addition, during 2005 efforts have been focused on building an ad delivery system that combines the capabilities of Unicast’s and Viewpoint’s products.

            Research and development expenses increased by $0.3 million, or 33%, for the three months ended June 30, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.3 million associated with employees added as a result of the Unicast acquisition. Salaries and fringe benefits represent 95% of the costs in this department.

            Research and development expenses increased by $0.6 million, or 33%, for the six months ended June 30, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.6 million associated with employees added as a result of the Unicast acquisition.

General and administrative

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
General and Administsrative	$2,654	$1,845	44%
Percentage of total revenues	40%	66%
Six months ended:
General and Administsrative	$4,741	$3,727	27%
Percentage of total revenues	39%	58%

            General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

            General and administrative expenses increased by $0.8 million, or 44%, for the three months ended June 30, 2005 compared to the same period last year. Non-cash stock based compensation increased by $0.5 million related to a charge taken on extending the options of a former executive at June 30, 2005. Salary and fringe benefit costs increased by $0.2 million due primarily to accruals for a severance payment and reclassifications of certain employees to this department.

            General and administrative expenses increased by $1.0 million, or 27%, for the six months ended June 30, 2005 compared to the same period last year. Salary and fringe benefit costs increased by $0.4 million due primarily to new employees associated with the Unicast acquisition. In addition, non-cash stock-based compensation increased by $0.4 million related to a charge taken on a modification of options granted to a former executive at June 30, 2005.

Depreciation expense

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Depreciation	$220	$205	7%
Percentage of total revenues	3%	7%
Six months ended:
Depreciation	$453	$424	7%
Percentage of total revenues	4%	7%

            Depreciation expense increased by less than $0.1 million for the three and six month periods ended June 30, 2005.

Amortization of intangible assets

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$179	$1	17,800%
Percentage of total revenues	3%	—%
Six months ended:
Amortization of intangible assets	$357	$4	8,825%
Percentage of total revenues	3%	—%

            Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition. Intangible assets, excluding Goodwill, included trademarks, acquired technology and website partner relationships. Viewpoint will be amortizing these values over the useful lives which range from 3 to 10 years.

Interest and other income, net

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$32	$27	19%
Percentage of total revenues	0%	1%
Six months ended:
Interest and other income, net	$56	$46	22%
Percentage of total revenues	0%	1%

            Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Interest expense	$(339)	$(236)	44%
Percentage of total revenues	(5)%	(8)%
Six months ended:
Interest expense	$(655)	$(486)	35%
Percentage of total revenues	(5)%	(8)%

            Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding convertible, subordinated notes and the debt assumed from Unicast following the acquisition on January 3, 2005. The increase is the result of interest expense recorded on the Unicast debt.

Loss on conversion of debt

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Loss on conversion of debt	$—	$(212)	(100)%
Percentage of total revenues	—%	(8)%
Six months ended:
Loss on conversion of debt	$—	$(810)	(100)%
Percentage of total revenues	—%	(13)%

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

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$648	$3,050	(79)%
Percentage of total revenues	10%	109%
Six months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$830	$(3,553)	(123)%
Percentage of total revenues	7%	(56)%

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

            The Company bi-furcated the fair value of the conversion options from the new convertible notes since the conversion options were determined to not be clearly and closely related to the debt host. In addition, since the effective registration of the securities underlying the conversion options is an event outside of the control of the Company, the Company recorded the fair value of the conversion options as long-term liabilities, as it was assumed that the Company would be required to net-cash settle the underlying securities.

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

            For the three months ended June 30, 2005, the Company recorded income based on the change in the fair value of the original warrants of $0.6 million. The Company recorded income for the three months ended June 30,

2004 based on the decrease in fair values of the conversion options of its convertible notes of $2.3 million and warrants of $0.7 million.

            For the six months ended June 30, 2005, the Company recorded income based on the change in the fair value of the original warrants of $0.8 million. For the six months ended June 30, 2004, the Company recorded a loss based on the increase in fair values of the conversion options of its convertible notes of $3.0 million and warrants of $0.6 million.

Provision for income taxes

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	$9	$25	(64)%
Percentage of total revenues	—%	1%
Six months ended:
Provision for income taxes	$12	$35	(66)%
Percentage of total revenues	—%	1%

            Provision for income taxes consists primarily of certain minimum state and local income taxes.

Adjustment to net loss on disposal of discontinued operations

	June 30,
	2005	2004	% Change

	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal
of discontinued operations, net of tax	$—	$20	(100)%
Percentage of total revenues	—%	1%
Six months ended:
Adjustment to net loss on disposal
of discontinued operations, net of tax	$145	$39	272%
Percentage of total revenues	1%	1%

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

            The decrease in the adjustment to net loss on disposal of discontinued operations for the three months ended June 30, 2005 was less then $0.1 million. The increase in the adjustment to net loss on disposal of discontinued operations for the six months ended June 30, 2005, represents a settlement of a lawsuit in the Company’s favor related to discontinued operations.

            The adjustment to net loss on disposal of discontinued operations for the three and six months ended June 30, 2004 represents royalty payments received for certain prepackaged software.

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

Recent Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation for interim periods that begin after June 15, 2005. This requirement represents a significant change because stock option awards have not been recognized as compensation expense in the Company’s historical consolidated financial statements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the cost of an award, based upon fair value on the date of grant, to be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value of the award on the date of grant will be estimated using option pricing models. In April 2005, the Securities and Exchange Commission (the “SEC”) delayed the effective date of SFAS 123R for public companies until the first annual period, rather than the first interim period, that begins after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006 and recognize compensation expense prospectively for non-vested stock options outstanding at December 31, 2005 and for all future stock option grants. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis resulting from the application of the current fair-value recognition provisions of SFAS No. 123, as shown in Note 1.

            In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), which clarifies that the term “conditional asset retirement”, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes that the future adoption of FIN 47 will not have a material impact on the Company’s financial statements.

            In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.” This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to materially impact the Company’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

            Cash, cash equivalents, and marketable securities totaled $4.6 million at June 30, 2005, down from $8.7 million at December 31, 2004.

	June 30,
	2005	2004

	(dollars in millions)
Cash used in operating activities	$(3.7)	$(4.7)
Cash provided by (used in) investing activities	1.0	(6.7)
Cash provided by financing activities	0.4	3.9

Operating activities

In the six months ended June 30, 2005, cash used in operating activities was $3.7 million, a decrease of $1.0 million compared to the six months ended June 30, 2004. The decrease is primarily due to the Company’s improved operating performance, and the payment received of 1.9 million from Unicast receivables related to balances that existed prior to the acquisition. This was offset by the payment of Unicast liabilities of $2.6 million related to balances prior to the acquisition. The decrease in the net loss number was due to a charge for the six months ended June 30, 2004 related to the change in fair value of warrants to purchase common stock and conversion feature of convertible debt and loss on conversion of debt of $4.4 million. The convertible notes associated with this charge were converted into equity during 2004, and therefore the expense related to the conversion option did not occur in 2005.

            Investing activities

            In the six months ended June 30, 2005, cash provided by investing activities was $1.0 million, primarily due to the net proceeds from sales and maturities of marketable securities. Capital expenditures were $0.3 million.

            In the six months ended June 30, 2004, cash used in investing activities was $6.7 million, primarily due to net purchases of marketable securities of $6.5 million. Capital expenditures were $ 0.2 million.

Financing activities

            In the six months ended June 30, 2005, net cash provided by financing activities was $0.4 million, resulting solely from the exercise of stock options.

            In the six months ended June 30, 2004, net cash provided by financing activities was $3.9 million. This primarily resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 16, 2004 for $3.7 million.

            As of June 30, 2005, the Company had cash commitments totaling approximately $12.5 million through 2011, related to long-term convertible notes, and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years

Long-Term Debt Obligations	3,500	450	3,050	—	—
Operating Lease Obligations	4,412	939	1,965	1,508	—
Interest Payments on Long-Term
Debt Obligations	532	166	295	66	5
Employee Agreement	165	165	—	—	—
Unicast Debt Obligations	3,155	389	778	648	1,340
Purchase Obligations	719	719	—	—	—

Total	12,483	2,828	6,088	2,222	1,345

            Unicast Acquisition

            On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million.

            Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. Viewpoint also assumed negative net working capital from Unicast of $1.2 million. Based upon the working capital calculation during the period following the acquisition Viewpoint has no additional obligation to issue shares or pay cash to the selling stockholders of Unicast.

            Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011 amounting to $2.2 million.

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

            Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Values assigned to goodwill and other acquired assets and liabilities are preliminary and are subject to adjustment based upon finalizing the fair values of acquired assets and liabilities. During the quarter ended June 30, 2005, the Company changed its initial estimate of the fair value of the acquired website relationships and certain liabilities the affect of which increased goodwill by less then $0.1 million from the amounts recorded at March 31, 2005. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million.

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

            During 2004 all of the outstanding convertible notes were converted to common stock. As of June 30, 2005, warrants to purchase 0.7 million shares remain outstanding.

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

            On July 23, 2005 a holder of subordinated notes in the principal amount of $3.0 million agreed to extend the maturity date of those notes to March 31, 2008. The Company paid a fee of less than $1.0 million to secure this agreement. Simultaneously the Company sold this holder approximately 1.4 million shares of common stock for $2.0 million.

            Amended and Restated Notes

            On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. In addition, the Company and the holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the holder at a purchase price of $1.55 per share (resulting in aggregate gross proceeds of $2.0 million). The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended and were sold in reliance upon the exemption from securities registration afforded by Regulation D. In connection with the private placement, the Company entered into a Registration Rights Agreement with the holder pursuant to which the Company is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

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

            The Company implemented a restructuring plan in September 2003, which was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge was recorded on the income statement as a restructuring and impairment charge. This restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment of less then $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. This restructuring plan was completed by June 30, 2004.

            The Company had cash, cash equivalents and marketable securities of $4.6 million at June 30, 2005. During the quarter ended June 30, 2005, net cash used in operations amounted to $0.4 million. As of June 30, 2005, the Company had an accumulated deficit of $256.5 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

            The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through the next twelve months. This includes the payment of $0.5 million in subordinated notes due in March 2006.

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

            Other then the shares sold on July 27, 2005, the Company has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. If the Company is unable to achieve profitable operations and/or raise additional capital, future operations will need to be scaled back further or discontinued.

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

PART II - OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security holders

The Annual Meeting of Stockholders of Viewpoint Corporation was held on June 22, 2005. A proposal to elect eight (8) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2006 was approved by the stockholders with the nominees receiving the following votes:

	For	Withheld
Jerry Amato	45,542,179	350,252
Thomas Bennett	45,220,203	672,228
James Crabbe	45,561,966	330,465
Stephen Duff	45,562,889	329,542
Samuel Jones	45,527,397	365,034
Dennis Raney	45,563,563	328,868
Robert Rice	44,647,075	1,245,356
Patrick Vogt	45,561,468	330,963

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the 2005 fiscal year. This proposal received 45,773,590 votes in favor and 90,249 against, with 28,592 abstaining. Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Title
10.1	Consulting Agreement of Brian O’Donoghue

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on May 5, 2005, to furnish its press release concerning its results of operations for the quarterly period ending on March 31, 2005.

On June 10, 2005, the Company filed a report on Form 8-K announcing the resignation of its Senior Vice President of Corporate Development and General Counsel of the Company and the hiring of a Vice President and General Counsel of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION

Dated: August 9, 2005	By:	/s/ JAY S. AMATO
Jay S. Amato President and Chief Executive Officer

Dated: August 9, 2005	By:	/s/ WILLIAM H. MITCHELL
William H. Mitchell Chief Financial Officer

Dated: August 9, 2005	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Chief Accounting Officer