Form 10-Q
period 2005-09-30
VIEWPOINT CORP
filed 2005-11-09
CIK 919794

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☒ No ☐

As of November 8, 2005, 59,581,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,471	$5,905
Marketable securities	1,941	2,757
Accounts receivable, net of reserve of $437 and $430, respectively	3,213	2,583
Related party accounts receivable	26	26
Prepaid expenses and other current assets	658	421
Total current assets	9,309	11,692

Restricted cash	181	320
Property and equipment, net	1,288	1,485
Goodwill, net	33,409	31,276
Intangible assets, net	4,269	230
Other assets, net	113	270
Total assets	$48,569	$45,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,403	$1,218
Accrued expenses	1,157	244
Deferred revenues	308	431
Related party deferred revenues	1,117	4,607
Current portion of notes payable	665	–
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231
Total current liabilities	5,426	7,276

Deferred rent	356	365
Warrants to purchase common stock	249	1,286
Subordinated notes	2,011	2,388
Unicast notes	1,627	–
Total liabilities	9,669	11,315

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at June 30, 2005 and December 31, 2004	–	–
Common stock, $.001 par value; 100,000 shares authorized - 59,713 shares issued and 59,553 shares outstanding at September 30, 2005, and 56,704 shares issued and 56,544 shares outstanding at December 31, 2004	60	57
Paid-in capital	297,843	290,260
Deferred compensation	(3)	(5)
Treasury stock at cost; 160 at June 30, 2005 and December 31, 2004	(1,015)	(1,015)
Accumulated other comprehensive loss	(64)	(60)
Accumulated deficit	(257,921)	(255,279)
Total stockholders’ equity	38,900	33,958
Total liabilities and stockholders’ equity	$48,569	$45,273

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Search	$2,498	$905	$7,071	$913
Advertising systems	566	46	2,461	83
Services	1,744	888	4,551	3,477
Related party services	154	497	903	2,097
Licenses	124	158	506	542
Related party licenses	873	873	2,618	2,652
Total revenues	5,959	3,367	18,110	9,764

Cost of revenues:
Search	39	10	134	10
Advertising systems	358	43	1,723	49
Services	907	736	2,743	2,279
Licenses	8	–	11	4
Total cost of revenues	1,312	789	4,611	2,342
Gross profit	4,647	2,578	13,499	7,422

Operating expenses:
Sales and marketing	1,325	929	3,828	2,925
Research and development	1,126	783	3,479	2,556
General and administrative	3,224	1,631	7,965	5,358
Depreciation	213	205	666	629
Amortization of intangible assets	159	12	516	16
Restructuring charges (release)	–	–	–	(17)
Total operating expenses	6,047	3,560	16,454	11,467

Loss from operations	(1,400)	(982)	(2,955)	(4,045)

Other income (expense), net:

Interest and other income; net	30	23	86	69

Interest expense (inclusive of related party expense of $76 for the three and nine months ended September 30, 2005)	(288)	(231)	(943)	(717)

Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	207	(162)	1,037	(3,715)
Loss on conversion of debt	–	–	–	(810)
Total other income (expense)	(51)	(370)	180	(5,173)

Loss before provision for income taxes	(1,451)	(1,352)	(2,775)	(9,218)
Provision for taxes	–	33	12	68

Net loss from continuing operations	(1,451)	(1,385)	(2,787)	(9,286)
Adjustment to net loss on disposal of discontinued operations, net of tax	–	90	145	129

Net loss	$(1,451)	$(1,295)	$(2,642)	$(9,157)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.02)	$(0.03)	$(0.05)	$(0.18)
Net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.17)

Weighted average number of shares outstanding — basic and diluted	59,136	54,205	58,274	52,364

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,642)	$(9,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	1,743	284
Restructuring charges (release)	–	(17)
Depreciation and amortization	1,183	645
Provision for bad debt	95	(84)
Interest expense paid using common stock	–	18
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(1,037)	3,715
Amortization of debt discount and issuance costs	805	474
Loss on conversion of debt	–	330
Issuance of stock below market price on conversion of debt	–	480
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,329	(978)
Related party accounts receivable	–	866
Prepaid expenses	(165)	200
Accounts payable	(2,028)	(196)
Accrued expenses	(581)	(393)
Deferred revenues	(123)	92
Related party deferred revenues	(3,490)	(3,813)
Net cash used in operating activities	(4,911)	(7,534)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	9,050	3,750
Purchases of marketable securities	(8,232)	(7,351)
Releaes of cash collateral	139	69
Purchases of property and equipment	(341)	(233)
Effect of exchange rates changes on cash	3	(3)
Acquisition of Unicast, net of cash acquired	(512)	–
Unrealized loss on cash equivalent	(9)	(3)
Purchases of patents and trademarks	(48)	(58)
Net cash used in investing activities	50	(3,829)
Cash flows from financing activities:
Payment of modification fee relating to debt extension	(61)	–
Proceeds from issuance of common stock	2,000	3,675
Proceeds from exercise of stock options	488	270
Net cash provided by financing activities	2,427	3,945
		–
Net decrease in cash and cash equivalents	(2,434)	(7,418)
Cash and cash equivalents at beginning of year	5,905	8,130
Cash and cash equivalents at end of year	$3,471	$712

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$12	$68
Cash paid during the year for interest	183	169
Supplemental disclosure of non-cash investing and financing activities:
Non-cash financing activities related to the Unicast acquistion
Supplemental disclosure of non-cash investing and financing activities:
Net assets acquired in Unicast acquisition
Accounts receivable, net	$2,056
Prepaids	7
Other assets	22
Fixed assets	128
Goodwill and intangible assets	6,641
Accounts payable and accrued expenses	(3,672)
Unicast Debt	(1,702)
Non-cash cost of Unicast acquisition
Common stock	(1)
APIC	(2,967)
Issuance of common stock in repayment of convertible notes	–	2,700
Cancellation of common stock option award		17

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

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or other future periods.

Certain reclassifications have been made to the 2004 consolidated financial statements to conform to the 2005 presentation.

Liquidity

The Company had cash, cash equivalents and marketable securities of $5.4 million at September 30, 2005. During the nine months ended September 30, 2005, net cash used in operations amounted to $4.9 million. As of September 30, 2005, the Company had an accumulated deficit of $257.9 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through the next twelve months from the filing date.

The Company has contingency plans for 2005 and through 2006 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms.

As further discussed in Note 4, on July 27, 2005, the Company and a holder of the Company’s subordinated debt entered into a Stock Purchase Agreement, under which the Company issued 1.3 million shares of common stock in a private placement to the holder in exchange for aggregate gross proceeds of $2.0 million. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the current shareholders’ ownership interest in the Company. If the Company is unable to achieve profitable operations and/or raise additional capital, future operations will need to be scaled back further or discontinued.

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

Viewpoint also offers an online advertising campaign management and deployment product. This advertising system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customer on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as the principal party in the transaction, assumes the title to the inventory purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue.

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

Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, between the fair value of the Company’s stock at the date of grant and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,451)	$(1,295)	$(2,642)	$(9,157)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	1,147	3	1,742	284
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(2,550)	(692)	(5,071)	(2,424)
Pro forma net loss	$(2,854)	$(1,984)	$(5,971)	$(11,297)
Net loss per share:
Basic and diluted as reported	$(0.02)	$(0.02)	$(0.05)	$(0.17)
Basic and diluted pro forma	$(0.05)	$(0.04)	$(0.10)	$(0.22)

The effects of applying SFAS No. 123, as amended by SFAS No. 148, in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

On August 25, 2005, the Company entered into a separation agreement with its chief executive officer whereby the officer’s employment with the Company would end on September 15, 2005. The separation agreement also modified the terms of option issuances to extend the life of 2.1 million options vested at the date of separation from three months to two years. As the officer’s options were fully vested on September 15, 2005, the date of the officer’s separation, the Company recorded an expense of $1.1 million on that date, which represented the incremental intrinsic value (difference between market value and the exercise price of the option) on the date of modification .

On April 14, 2003, the Company granted 2.3 million non-statutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Under the initial terms of the grant, twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive. In addition the Company also extended the life of the options vested at the date of termination from three months to three years. This executive’s employment terminated on June 30, 2005, at which time the Company recorded a charge of $0.6 million as the modification to the options was determined to be beneficial to the executive on the date of termination.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options totaling 8.2 million and 8.6 million for the three and nine months ended September 30, 2005 and common equivalent shares related to stock options totaling 7.9 million for the three and nine months ended September 30, 2004, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

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

As further discussed in Note 4, in July 2005, the Company sold 1.3 million shares of common stock in a private placement for $2.0 million or $1.55 per share.

Derivatives

In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue registered shares of common stock upon conversion of these securities. The Company accounts for the fair values of these outstanding warrants to purchase common stock and conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as embedded derivatives contained in the Company’s convertible notes. The Company is required to carry these embedded derivatives on its balance sheet at fair value and the unrealized changes in the value of these embedded derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. In 2004, all of the outstanding convertible notes were converted into shares of common stock. At September 30, 2005, warrants to purchase 0.7 million shares of common stock remain outstanding.

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

Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition. Liabilities assumed included an obligation to an employee to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing.

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

Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Values assigned to goodwill and other acquired assets and liabilities are preliminary and are subject to adjustment based upon finalizing the fair values of acquired assets and liabilities. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million. The following table summarizes amounts recorded associated with the Unicast transaction, based upon the consideration paid.

(in thousands)
Current assets	$2,097
Property and equipment	128
Intangible assets	4,508
Goodwill	2,133
Total assets acquired	8,866

Less: liabilities assumed	(5,374)
Total purchase price	$3,492

The results of operations of Unicast are included in the Company’s Consolidated Statement of Operations beginning in the first quarter of 2005.

The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Unicast occurred at the beginning of the respective period presented. Pro forma financial information for the three and nine months ended September 30, 2005 has been intentionally omitted as the Company’s reported operating results for those periods include the operating results of Unicast for the beginning of the respective periods.

This pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004
Revenue	$4,353	$13,563
Net loss	(2,012)	(11,121)
Basic and diluted net loss per common share	$(0.04)	$(0.21)

3. Goodwill and Intangible Assets

Goodwill is subject to impairment tests annually at January 1, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

On January 3, 2005, Viewpoint entered into an agreement to acquire all of the outstanding capital stock of Unicast. See Note 2 for the details of the acquisition.

The changes in the carrying amounts of goodwill and intangible assets during the three and nine months ended September 30, 2005, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2004	$31,276	$230	$31,506
Additions during period	–	9	9
Additions during period related to Unicast acquisition	2,101	5,170	7,271
Amortization	–	(1)	(1)
Amortization related to Unicast acquisition	–	(177)	(177)
Balance as of March 31, 2005	$33,377	$5,231	$38,608
Additions during period	–	2	2
Fair value adjustments during the period related to Unicast acquisition	32	(662)	(630)
Amortization	–	(1)	(1)
Amortization related to Unicast acquisition	–	(177)	(177)
Balance as of June 30, 2005	$33,409	$4,393	$37,802
Additions during period	–	36	36
Amortization	–	(1)	(1)
Amortization related to Unicast acquisition	–	(159)	(159)
Balance as of September 30, 2005	$33,409	$4,269	$37,678

The changes in the carrying amounts of goodwill and intangible assets for the three and nine months ended September 30, 2004, are as follows (in thousands):

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2003	$31,276	$186	$31,462
Additions during period	–	38	38
Amortization	–	(3)	(3)
Balance as of March 31, 2004	$31,276	$221	$31,497
Additions during period	–	–	–
Amortization	–	(1)	(1)
Balance as of June 30, 2004	$31,276	$220	$31,496
Additions during period	–	20	20
Amortization	–	(12)	(12)
Balance as of September 30, 2004	$31,276	$228	$31,504

As of September 30, 2005 and December 31, 2004, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2005				December 31, 2004
	Gross	Accumulated Amortization	Adjustment	Net	Gross	Accumulated Amortization	Net
Website Partner Relationships - Unicast	$4,100	$(304)	$(328)	$3,468	$–	$–	$–
Acquired Technology - Unicast	630	(146)	(220)	264	–	–	–
Patents and Trademarks - Unicast	440	(62)	(114)	264	–	–	–
Patents and Trademarks	294	(21)	–	273	247	(17)	230
Total Intangible Assets	$5,464	$(533)	$(662)	$4,269	$247	$(17)	$230

Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

4. Long Term Debt

Convertible Notes

On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share. As of September 30, 2005, 0.7 million warrants were outstanding.

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

For the three and nine month period ended September 30, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $0.2 million and $1.0 million, respectively, resulting from a decrease in the fair market value of the Company’s common stock. For the three and nine month period ended September 30, 2004, the Company recognized a loss related to the change in valuation for the converted notes and outstanding warrants of $0.2 million and $3.7 million, respectively, resulting from the increase in the fair market value of the Company’s common stock.

Subordinated Notes

On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. Prior to the amendment discussed below, the subordinated notes were scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company’s common stock on March 26, 2003. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance sheet. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.3 million and $0.2 million for the three month periods ended September 30, 2005 and 2004, respectively, and $0.9 million and $0.4 million for the nine month periods ended September 30, 2005 and 2004, respectively, using the effective interest method.

Amended Notes

On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the Holder of the subordinated note.

The Company accounted for the amended and restated note as a nontroubled debt transaction in accordance with EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Pursuant to EITF 96-19, the Company is required to account for the modification as a debt extinguishment if it is determined that the terms have changed substantially. Per EITF 96-19, an indication of the existence of substantially different terms is whether the cash flows have changed by more than 10%. In calculating the present value of the cash flows, the company used its current effective interest rate of 23% (incremental borrowing rate) and determined that the cash flows changed by more than 10% as a result of the extension of the maturity date on the note. Since the terms of the old and new notes were determined to be substantially different, the new debt instrument was recorded at fair value.

In addition to the amendment of the note, the Company and the Holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the Holder at a purchase price of $1.55 per share resulting in aggregate gross proceeds of $2.0 million. The closing price of the Company’s common stock on the date of the share purchase was $1.59.

Since the Holder of the subordinated note owned 13% of Viewpoint’s outstanding common stock and also had a position on the Company’s Board of Directors, the Holder of the note is considered a related party, therefore, the underlying amendment of the note was accounted for as a capital transaction. The Company recognized the difference between the carrying value of the subordinated note and the fair value of the amended and restated substituted note as an increase to the stockholders’ equity offset by: i) the modification fee paid of $0.1 million, ii) the difference between the issuance price and the closing price related to the simultaneous issuance of common stock, amounting to $0.1 million, and iii) the write off of the pro-rata portion of the restructured debt’s original issuance costs of $0.1 million, resulting in a net increase in additional paid in capital of $0.3 million.

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

As of January 3, 2005, the date of acquisition, the fair value of the secured and unsecured notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million, and $0.3 million during the three and nine months ended September 30, 2005 which increased the aggregate carrying value of these notes to $1.9 million as of September 30, 2005, of which $1.6 million is long-term.

5. Related Party Transactions

During the three and nine month periods ended September 30, 2005, the Company recorded revenues totaling $1.0 million and $3.5 million respectively, primarily related to agreements with AOL that were entered into prior to December 31, 2003. Comparative revenues of $1.4 million and $4.7 million were recorded for the three and nine month periods ended September 30, 2004 respectively. AOL had a representative on the Company’s Board of Directors until December 2003. As of September 30, 2005, the Company has less then $0.1 million in related party accounts receivable, and has $1.1 million in deferred revenues relating to transactions with AOL. At September 30,

2004, the Company had less then $0.1 million in accounts receivable and $5.8 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who had a representative on the Company’s Board of Directors until September 2004.

In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. The Company recognized $0.9 million and $2.6 million in related party license revenue for the three and nine months ended September 30, 2005, respectively, and $0.2 million and $0.9 million in related party service revenue for the three and nine months ended September 30, 2005, respectively, relating to this agreement. The Company recognized $0.9 million and $2.6 million in related party license revenue for the three and nine months ended September 30, 2004, respectively, and $0.4 million and $0.7 million in related party service revenue for the three and nine months ended September 30, 2004, respectively, relating to this agreement.

In July 2005, the Company and a related party debt holder amended a note in the principal amount of $3.1 million (see Note 4).

6. Comprehensive Loss

Total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(1,451)	$(1,295)	$(2,642)	$(9,157)

Foreign currency translation adjustment	–	–	3	(3)
Unrealized loss on marketable securities	2	(1)	(7)	(10)
Comprehensive net income (loss)	$(1,449)	$(1,296)	$(2,646)	$(9,170)

7. Segment Reporting

In 2003, sales and production employees became dedicated to the License or Service business and each business was managed separately. In 2004, the Company added Search and Advertising systems as businesses that it managed separately. The Company presently manages and analyzes the business in four reportable segments, and discloses these segments in accordance with SFAS 131. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo! who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Advertising systems revenue, including Unicast, is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Service segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. Services are sold directly by the Company’s sales team. Services revenues are earned by the delivery of product created or provided by Company employees or third parties that the Company has contracted to perform services under the guidance of the Company. In June 2005, Viewpoint announced that it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Search	$2,498	$905	$7,071	$913
Advertising systems	566	46	2,461	83
Services	1,744	888	4,551	3,477
Related party services	154	497	903	2,097
Licenses	124	158	506	542
Related party licenses	873	873	2,618	2,652
Total revenues	5,959	3,367	18,110	9,764
Cost of Revenues:
Search	39	10	134	10
Advertising systems	358	43	1,723	49
Services	907	736	2,743	2,279
Licenses	8	–	11	4
Total cost of revenues	1,312	789	4,611	2,342
Gross profit	4,647	2,578	13,499	7,422
Search advertising	2,459	895	6,937	903
Advertising systems	208	3	738	34
Services	991	649	2,711	3,295
Licenses	989	1,031	3,113	3,190
Total gross profit	$4,647	$2,578	$13,499	$7,422
Gross profit margin
Search advertising	98%	99%	98%	99
Advertising systems	37	7	30	41
Services	52	47	50	59
Licenses	99	100	100	100
Total gross profit	78%	77%	75%	76%

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

Overview

Viewpoint Corporation (“Viewpoint” or the “Company”), a leading internet marketing technology company, develops technology and content that enable marketers to effectively advertise on the internet. Viewpoint principally focuses on using its graphical platform’s capabilities to provide consumers, advertisers, and website publishers an enhanced internet experience. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience. We have added features to this business that promote its continual use by consumers. Additionally we have developed an advertising delivery system that specializes in deploying video and rich media advertising. The Company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company licenses its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites.

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

On June 29, 2005, Viewpoint delivered Version 3.0 of the Viewpoint Toolbar to the market. Version 3.0 includes a digital photo management application built into the Toolbar’s features. Capabilities of the application include a system to manage folders of photographs, edit photographs, send photographs via email or store them online. Additionally, users may order prints or other related merchandise and goods through an online service provider. Viewpoint manages the prices charged for photographic orders and the online service provider remits to Viewpoint net proceeds charged for the products after deducting for their standard costs for the products as provided to Viewpoint. We began recognizing revenues for such orders in the third quarter of 2005.

Beginning in 2004 Viewpoint began offering an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, combining the Viewpoint Creative Innovator product with the Unicast’s UCP ad delivery product into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites.

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

Viewpoint provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during the first nine months of 2005 include America Online, Toyota Motor Services, General Electric and Sony Electronics.

Viewpoint began business in 1987 as a software maker focused primarily on products that enabled content authors to create images in three dimensions and to “paint” artistic images digitally. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player (“VMP”) in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, several of our licensing and creative services customers are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors.

Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of September 30, 2005, had an accumulated deficit of $257.9 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended September 30, 2005 and 2004, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Statements of Operations Data
Revenues:
Search	42%	27%	39%	9%
Advertising Systems	9	1	14	1
Services	29	26	25	36
Related party services	3	15	5	21
Licenses	2	5	3	6
Related party licenses	15	26	14	27
Total revenues	100	100	100	100

Cost of revenues:
Search	1	–	1	0
Advertising Systems	6	1	10	1
Services	15	22	15	23
Licenses	0	–	0	0
Total cost of revenues	22	23	26	24
Gross profit	78	77	74	76

Operating expenses:
Sales and marketing	22	28	21	30
Research and development	19	23	19	26
General and administrative	54	48	44	55
Depreciation	4	6	4	6
Amortization of intangible assets	3	–	3	0
Restructuring charges related to office closure	–	–	–	(0)
Total operating expenses	102	105	91	117

Loss from operations	(24)	(29)	(17)	(41)

Other income (expense):
Interest and other income, net	1	1	0	1
Interest expense	(5)	(7)	(5)	(7)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	3	(5)	6	(38)
Loss on conversion	–	–	–	(9)
Other income (expense)	(1)	(11)	1	(53)

Loss before provision for income taxes	(25)	(40)	(16)	(94)
Provision for income taxes	–	1	0	1

Net loss from continuing operations	(25)	(40)	(16)	(95)
Adjustment to net loss on disposal of discontinued operations	–	3	1	1

Net loss	(25)%	(38)%	(15)%	(94)%

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

Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. Search revenue, as explained in more detail below, is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company’s products. License revenues are generated from licensing the rights to use products directly to customers.

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

In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with the Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the inventory purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue.

On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business - by potentially making the player more pervasive – as well as providing strong backing to the search and photo management distribution strategies.

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

Percentage of Completion

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” and SAB No. 104 “Revenue Recognition.” Per SOP 97-2 and SAB No. 101, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer’s contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist. If actual results differ from estimates made, revenue recognized may be incorrect.

Reserve for Bad Debt

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company regularly monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If actual results differ from estimates made, expense recognized may be incorrect.

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

Contingencies and Litigation

We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel. If actual results differ from estimates made, expense recognized may be incorrect.

Restructuring Activities

Restructuring activities include the recognition of severance expenses upon management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Financial Results

Viewpoint reported total revenue of $6.0 million for the three months ended September 30, 2005, compared to $3.4 million for the same period last year. The increase was principally due to additional revenues in our search and ad systems segments. Operating loss for the third quarter of 2005 was $1.4 million compared to $1.0 million in the third quarter of 2004. The increase in operating loss compared to the third quarter 2004 resulted principally from a non-recurring expense of $1.1 million for non-cash stock-based compensation associated with the termination of an officer. Net loss for the third quarter 2005 was $1.5 million, or a loss of $0.02 per share, compared to a net loss of $1.3 million, or $0.02 per share, in the third quarter of 2004. In addition to the $1.1 million non-cash stock compensation charge described above, the net loss in the third quarter of 2005 included a $0.2 million non-cash gain associated with the impact of the decreased stock price on the outstanding warrants. Net loss in the third quarter of 2004 included a non-cash loss of $0.2 million to recognize the impact of the Company’s increased stock price on its outstanding warrants.

Viewpoint reported total revenues of $18.1 million for the nine months ended September 30, 2005, compared to $9.8 million for the same period last year. Operating loss for the nine months ended September 30, 2005 was $3.0 million compared to $4.0 million for the nine months ended September 30, 2004. The improvement in operating loss compared to the nine months ended September 30, 2004 resulted principally from the increase in revenue from the Company’s search and ad systems segments offset by additional operating expenses incurred following the acquisition of Unicast on January 3, 2005. Additionally the company has recorded $1.7 million in non-cash stock-based compensation in 2005 compared to $0.3 million for the same period in 2004. Net loss for the nine months ended September 30, 2005 was $2.6 million, or a loss of $0.05 per share, compared to a net loss of $9.2 million, or a loss of $0.17 per share, in the nine months ended September 30, 2004. The net loss in the nine months ended September 30, 2005 included a non-cash gain of $1.0 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants. Net loss in the nine months ended September 30, 2004 included non-cash loss of $3.7 million to recognize the impact of the Company’s increased stock price on its outstanding conversion options related to the Company’s convertible debt and warrant financing, and the loss on the conversion of the Company’s convertible debt in 2004, amounting to a loss of $0.8 million.

Viewpoint’s cash, cash equivalents, and marketable securities as of September 30, 2005 were $5.4 million. This can be compared to cash, cash equivalents, and marketable securities of $8.7 million at December 31, 2004. The decrease in cash, cash equivalents, and marketable securities can be attributed to the completion of the Unicast acquisition which reduced the Company’s cash position by $1.3 million related to amounts paid to the sellers and negative net working capital assumed and subsequently paid as well as losses from operations and increases in accounts receivable associated with our growing search and ad systems businesses. These uses of cash were offset by the sale of $2.0 million of common stock in a private placement in July 2005.

Revenues

	Months Ended September 30,		%
	2005	2004	Change
Three months ended:
Search	$2,498	$905	176
Advertising Systems	566	46	1,130
Services	1,744	888	96
Related party services	154	497	(69)
Licenses	124	158	(22)
Related party licenses	873	873	–
Total revenues	$5,959	$3,367	77%

Nine months ended:
Search	$7,071	$913	674%
Advertising Systems	2,461	83	2,865
Services	4,551	3,477	31
Related party services	903	2,097	(57)
Licenses	506	542	(7)
Related party licenses	2,618	2,652	(1)
Total revenues	$18,110	$9,764	85%

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

In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with the Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to grow in future quarters.

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

The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business - by potentially making the player more pervasive – as well as providing strong backing to the search and photo management distribution strategies.

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

During the first five months of 2005, prior to the discontinuation of standard broadcast license fees, the Company recognized license sales upon delivery so long as all other revenue recognition criteria were satisfied. Since January 2004, licenses had generally been sold for a 12 month term. The Company also adopted a new licensing price structure in 2004 whereby larger license sales, that are made less frequently, contain product upgrades when and if available for a period of 12 months. These license sales are amortized over the license periods, due to the significance of the post contract customer support which include when and if available upgrades.

During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company will recognize revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company’s obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million is recognized each quarter as related party license revenue and $0.2 million as related party services revenue.

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

Search revenues of $2.5 million for the three months ended September 30, 2005 compared to $0.9 million for the three months ended September 30, 2004. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 1.5 million Viewpoint Toolbars through September 30, 2004, 8.7 million through December 31, 2004, 12.5 million through March 31, 2005, 16.1 through June 30, 2005 and 19.0 million through September 30, 2005. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 8.4 million by September 30, 2005.

Search revenues of $7.1 million for the nine months ended September 30, 2005 compared to revenues of $0.9 million for the nine months ended September 30, 2004. The increase in revenues is associated with the acceleration of our search business which began after September 30, 2004. The Company believes that search revenues will continue to increase in 2005 if it is able to continue to increase the number of Viewpoint Toolbars that are distributed and remain installed.

Advertising systems revenue of $0.6 million during the three months ended September 30, 2005 compared to revenues of less than $0.1 million for the three months ended September 30, 2004. This revenue was generated by delivering advertising impressions to websites in several different formats including video and by selling website advertising inventory on behalf of website publishers. Advertising systems revenue was principally derived from clients who had used Unicast to deliver video advertising prior to the January 3, 2005 merger with Viewpoint.

Advertising systems revenues of $2.5 million for the nine months ended September 30, 2005 compared to revenues of less than $0.1 million for the nine months ended September 30, 2004. The growth compared to the prior period is the result of the Company’s entry into the ad systems business late in the third quarter of 2004 and the purchase of Unicast in January of 2005. Growth in this segment decreased during the third quarter as compared to the first two quarters of 2005 due to reduced advertising associated with seasonality, as well as the launch of UAP, which required the Company to be recertified on virtually all publisher websites, a process that took time and delayed the launch of some campaigns. Growth in this segment will increase during the fourth quarter of 2005 if the Company is able to attract more clients and websites to its various ad serving formats.

Services revenues of $1.7 million for the three months ended September 30, 2005 compare to $0.9 million for the same period in 2004. The increase in revenues is due to increases in the number of clients with projects in excess of $50,000 who were not related parties.

Services revenues of $ 4.6 million for the nine months ended September 30, 2005 compared to revenues of $3.5 million for the nine months ended September 30, 2004. The Company’s revenues during 2004 included $0.5 million from a services project that was completed in the third quarter of 2003 for which the Company received a final payment and recognized revenue in February 2004. Excluding this item, the adjusted increase in revenues is due to increases in the number of clients with projects in excess of $50,000 who were not related parties. The Company believes that it will be able to increase revenues in this segment if licensees continue to ask the Company for assistance in building more content using the Viewpoint Platform to be used at their websites. The Company believes the elimination of the license fee will further increase revenues in this area as companies will have even more of an inclination to use the Viewpoint platform.

Related party services revenues of $0.2 million for the three months ended September 30, 2005 decreased from $0.5 million or 69% compared to the same period last year. Revenues included as related party services revenues relate to contracts that were entered into with AOL prior to December 2003. Revenue from AOL in 2005 for contracts entered into after 2003 is included in services revenue.

Related party services revenues of $0.9 million for the nine months ended September 30, 2005 decreased by $1.2 million or 57% from the same period last year. We believe that revenue in this segment will be significantly lower in 2005 since there is only one remaining agreement for the Company to provide services to AOL that was executed in 2003.

License revenues of $0.1 million for the three months ended September 30, 2005 decreased by less than $0.1 million as compared to the same period last year. License revenues for the third quarter of 2005 primarily represent four licenses the Company sold during 2004, which provided upgrade rights, and are therefore being recognized ratably over 12 months. License revenues for the third quarter of 2004 were essentially generated from the sale of licenses without upgrade rights where the Company recognized the total value of the contract in the third quarter.

License revenues of $0.5 million for the nine months ended September 30, 2005, compared to $0.5 million for the same period last year. Revenues in this segment will remain relatively constant in 2005, and will be minimal in 2006 as the Company is offering the license for free beginning in June 2005.

Related party license revenues of $0.9 million and $2.6 million for the three and nine month periods ended September 30, 2005 respectively were generally consistent with the amount in the same period in 2004, as the Company was working under the same contract. Revenues in this segment will remain relatively constant in 2005 and be eliminated in 2006.

Cost of revenues

	September 30,		%
	2005	2004	Change
	(dollars in thousands)
Three months ended:
Search	$39	$10	290%
Percentage of Search Revenues	2%	1%
Nine months ended:
Search	$134	$10	1,240%
Percentage of Search Revenues	2%	1%

Three months ended:
Advertising Systems	$358	$43	733%
Percentage of Advertising Systems Revenues	63%	93%
Nine months ended:
Advertising Systems	$1,723	$49	3,416%
Percentage of Advertising Systems Revenues	70%	59%

Three months ended:
Services	$907	$736	23%
Percentage of Services Revenues	48%	53%
Nine months ended:
Services	$2,743	$2,279	20%
Percentage of Services Revenues	50%	41%

Three months ended:
Licenses	$8	$–	NA %
Percentage of Licenses Revenues	1%	–%
Nine months ended:
Licenses	$11	$4	175%
Percentage of Licenses Revenues	0%	0%

The Company incurs cost of revenues related to search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. The Company believes that as search revenue increases, the hosting services associated with this revenue will increase although we do not anticipate an increase in the costs as a percentage of revenues.

Cost of revenues from advertising systems was $0.4 million and $1.7 million for the three and nine month periods ended September 30, 2005 respectively. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. During the third quarter of 2004, the Company separated creative development from delivery contracts which will separate the creative development revenues and costs into services revenues and costs. As advertising system revenue increases, expenses for bandwidth will also increase, however, the Company believes that costs as a percentage of revenue will decrease since it expects to receive improved pricing efficiencies for hosting and delivery services. It does not anticipate bundling the costs of media frequency or developing creative advertising with contracts for delivery of such advertising impressions.

Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.9 and $2.7 million for the three and nine months ended September 30, 2005, respectively, increased by $0.2 million or 23% for the three month period and $0.5 million or 20% for the nine month period compared to the same periods last year. The increase in cost of revenues for services is attributable to the increase in service revenues adjusted for the payment of $0.5 million in the third quarter of 2004 that related to work performed, for which costs were recognized, in 2003. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2005.

Sales and marketing

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Sales and Marketing	$1,325	$929	43%
Percentage of total revenues	22%	28%
Nine months ended:
Sales and Marketing	$3,828	$2,925	31%
Percentage of total revenues	21%	30%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

Sales and marketing expenses of $1.3 million for the three months ended September 30, 2005 increased by $0.4 million or 43% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $0.3 million, in addition to ad systems marketing costs which increased by $0.1 million. This was offset by a decrease in search marketing costs of $0.1 million caused by a decrease in the number of toolbars installed during the third quarter of 2005 compared to the same period in the prior year and the cost per bar offered for installation.

Sales and marketing expenses of $3.8 million for the nine months ended September 30, 2005 increased by $0.9 million or 31% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $0.9 million, in addition to ad systems marketing costs which increased by $0.2 million. This was offset by a decrease in search marketing costs of $0.3 million related to the launch of the search business in the first quarter of 2004.

Research and development

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Research and development	$1,126	$783	44%
Percentage of total revenues	19%	23%
Nine months ended:
Research and development	$3,479	$2,556	36%
Percentage of total revenues	19%	26%

Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and non-cash stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. If technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area have focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photosharing capability which was released on June 29, 2005. In addition, during 2005 efforts were focused on building an ad delivery system that combined the capabilities of Unicast’s and Viewpoint’s products which resulted in the development of the Unicast Ad Platform, which has the capability to insert advertising onto a publishers website prior to their delivery of streaming video content.

Research and development expenses increased by $0.3 million, or 44%, for the three months ended September 30, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.3 million associated with employees added as a result of the Unicast acquisition. Salaries and fringe benefits represent 93% of the costs in this department.

Research and development expenses increased by $1.0 million, or 36%, for the nine months ended September 30, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.9 million associated with employees added as a result of the Unicast acquisition.

General and administrative

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
General and Administsrative	$3,224	$1,631	98%
Percentage of total revenues	54%	48%
Nine months ended:
General and Administsrative	$7,965	$5,358	49%
Percentage of total revenues	44%	55%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

General and administrative expenses increased by $1.6 million, or 98%, for the three months ended September 30, 2005 compared to the same period last year. Salary, bonus and fringe benefit costs increased by $0.3 million due primarily to accruals for a severance payment and reclassifications of certain employees to this department. Non-cash stock based compensation increased by $1.1 million related to a charge taken on extending the options for an officer who ended his employment by Viewpoint in September 2005.

General and administrative expenses increased by $2.6 million, or 49%, for the nine months ended September 30, 2005 compared to the same period last year. Non-cash stock based compensation increased by $1.5 million related to charges taken on extending the options for former officers who departed during 2005. Salary, bonus and fringe benefit costs increased by $0.7 million due primarily to new employees associated with the Unicast acquisition and reclassifications of certain employees to this department. Bad debt expense increased $0.2 million principally due to receipt of a payment in 2004 from customers who had an account that was written off by the company in 2003, in addition to increased receivable balances related to the ad systems business increasing the company’s overall reserve balance.

Depreciation expense

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Depreciation	$213	$205	4%
Percentage of total revenues	4%	6%
Nine months ended:
Depreciation	$666	$629	6%
Percentage of total revenues	4%	6%

Depreciation expense increased by less than $0.1 million for the three and nine month periods ended September 30, 2005.

Amortization of intangible assets

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$159	$12	1,225%
Percentage of total revenues	3%	–%
Nine months ended:
Amortization of intangible assets	$516	$16	3,125%
Percentage of total revenues	3%	0%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition. Intangible assets, excluding Goodwill, included trademarks, acquired technology and website partner relationships. Viewpoint will be amortizing these values over the useful lives which range from 3 to 10 years.

Interest and other income, net

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Interest and other income, net	$30	$23	30%
Percentage of total revenues	1%	1%
Nine months ended:
Interest and other income, net	$86	$69	25%
Percentage of total revenues	0%	1%

Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

	September 30,
	2005		2004		% Change
	(dollars in thousands)
Three months ended:
Interest expense	$(288)		$(231)		25%
Percentage of total revenues	(5	) %	(7	) %
Nine months ended:
Interest expense	$(943)		$(717)		32%
Percentage of total revenues	(5	) %	(7	) %

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s convertible notes, subordinated notes and the debt assumed from Unicast following the acquisition on January 3, 2005. The increase is the result of interest expense recorded in 2005 related to debt assumed upon the acquisition of Unicast on January 3, 2005.

Loss on conversion of debt

	September 30,
	2005	2004		% Change
	(dollars in thousands)
Three months ended:
Loss on conversion of debt	$–	$–		N/A	%
Percentage of total revenues	–%	–%
Nine months ended:
Loss on conversion of debt	$–	$(810)		(100	) %
Percentage of total revenues	–%	(9	) %

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

During the period beginning on April 15, 2004 and May 20, 2004 – a period which covered 25 consecutive trading days – the dollar volume-weighted average price of the Company’s common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion in the amount of $0.2 million, which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

 Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$207	$(162)	(228)%
Percentage of total revenues	3%	(5)%
Nine months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,037	$(3,715)	(128)%
Percentage of total revenues	6%	(38)%

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

For the three months ended September 30, 2005, the Company recorded income based on the change in the fair value of the original warrants of $0.2 million. The Company recorded a loss for the three months ended September 30, 2004 based on the increase in fair values of the warrants of $0.2 million.

For the nine months ended September 30, 2005, the Company recorded income based on the change in the fair value of the original warrants of $1.0 million. For the nine months ended September 30, 2004, the Company recorded a loss based on the increase in fair values of the conversion options of its convertible notes of $3.0 million and warrants of $0.7 million.

Provision for taxes

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Provision for taxes	$–	$33	(100)%
Percentage of total revenues	–%	1%
Nine months ended:
Provision for taxes	$12	$68	(82)%
Percentage of total revenues	0%	1%

Provision for income taxes consists primarily of certain minimum state and local income taxes.

Adjustment to net loss on disposal of discontinued operations

	September 30,
	2005	2004	% Change
	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$–	$90	(100)%
Percentage of total revenues	–%	3%
Nine months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$145	$129	12%
Percentage of total revenues	1%	1%

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

The decrease in the adjustment to net loss on disposal of discontinued operations for the three months ended September 30, 2005 was less then $0.1 million. The increase in the adjustment to net loss on disposal of discontinued operations for the nine months ended September 30, 2005, represents a settlement of a lawsuit in the Company’s favor related to the discontinued operations. There were no other operations or adjustments to discontinued operations during the three and nine month period ended September 30, 2005.

The adjustment to net loss on disposal of discontinued operations for the three and nine months ended September 30, 2004 represents royalty payments received for certain prepackaged software.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.
•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the Company.
•	Our business is difficult to evaluate because we have a limited operating history and have only relatively recently launched our search toolbar and ad serving businesses.
•	Our competitors in the search business include much larger companies such as Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.
•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.
•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.
•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! expires in March 2008.
•	Our software products may be wrongly labeled as spyware or adware which might lead to its uninstallation causing a decrease in our revenues.
•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.
•	Our failure to successfully compete may hinder our growth.
•	Our revenues will be subject to seasonal fluctuations.

•	We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.
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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Cash, cash equivalents, and marketable securities totaled $5.4 million at September 30, 2005, down from $8.7 million at December 31, 2004.

	September 30,
	2005	2004
	(dollars in millions)
Cash used in operating activities	$(4.9)	$(7.5)
Cash provided by (used in) investing activities	0.1	(3.8)
Cash provided by financing activities	2.4	3.9

Operating activities

In the nine months ended September 30, 2005, cash used in operating activities was $4.9 million, a decrease of $2.6 million compared to the nine months ended September 30, 2004. The decrease is primarily due to the Company’s improved operating performance. The decrease in cash used in operating activities was offset by the net payment of Unicast liabilities in the amount of $0.7 million. This net amount was the result of Unicast payables and receivables, both resulting from balances that existed prior to the Unicast acquisition.

Investing activities

In the nine months ended September 30, 2005, cash provided by investing activities was less than $0.1 million, primarily due to the net proceeds from sales and maturities of marketable securities which amounted to $0.8 million offset by the cash paid in connection with the Unicast acquisition of $0.5 million and capital expenditures of $0.3 million.

In the nine months ended September 30, 2004, cash used in investing activities was $3.8 million, primarily due to net purchases of marketable securities of $3.6 million. Capital expenditures were $ 0.2 million.

Financing activities

In the nine months ended September 30, 2005, net cash provided by financing activities was $2.4 million, resulting from the issuance of common stock in connection with the Company extending the maturity of a subordinated note payable. In addition, stock option exercises amounted to $0.5 million.

In the nine months ended September 30, 2004, net cash provided by financing activities was $3.9 million. This primarily resulted from the issuance of 1.5 million shares of common stock to an institutional investor on March 16, 2004 for $3.7 million. Stock options exercised amounted to $0.2 million.

As of September 30, 2005, the Company had cash commitments totaling approximately $12.8 million through 2011, related mainly to long-term convertible notes, and future minimum lease payments for office space, and equipment.

	Payments Due By Period
	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
Long-Term Debt Obligations	3,500	$450	$3,050	$–	$–
Operating Lease Obligations	4,412	939	1,965	1,508	–
Interest Payments on Long-Term Debt Obligations	420	152	247	21	–
Employee Agreement	210	210	–	–	–
Unicast Debt Obligations	3,155	389	778	648	1,340
Konica Minolta Photo Imaging U.S.A. Inc.	300	300	–	–	–
Purchase Obligations	849	849	–	–	–
Total	12,846	$3,289	$6,040	$2,177	$1,340

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

Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition. Liabilities assumed included an obligation to an employee to make certain payments on behalf of the selling stockholders in the maximum amount of $0.4 million, payable in equal bi-monthly installments over the one-year period following the closing. The Company has already paid $0.2 million of this liability.

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

Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid less the liabilities assumed less the identifiable asset values. Values assigned to goodwill and other acquired assets and liabilities are preliminary and are subject to adjustment based upon finalizing the fair values of acquired assets and liabilities. During the quarter ended September 30, 2005, the Company changed its initial estimate of the fair value of the acquired website relationships and certain liabilities the affect of which increased goodwill by less then $0.1 million from the amounts recorded at March 31, 2005. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million.

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

During 2004 all of the outstanding convertible notes were converted to common stock. As of September 30, 2005, warrants to purchase 0.7 million shares remain outstanding.

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

On July 23, 2005, a holder of subordinated notes in the principal amount of $3.0 million agreed to extend the maturity date of those notes to March 31, 2008. The Company paid a fee of $0.1 million to secure this agreement. Simultaneously the Company sold this holder approximately 1.3 million shares of common stock for $2.0 million.

Amended Notes

On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. In addition, the Company and the holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the holder at a purchase price of $1.55 per share, resulting in aggregate gross proceeds of $2.0 million.

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

The Company implemented a restructuring plan in September 2003, which was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge was recorded on the income statement as a restructuring and impairment charge. This restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment of less then $0.1 million to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. This restructuring plan was completed by September 30, 2004.

The Company had cash, cash equivalents and marketable securities of $5.4 million at September 30, 2005. During the quarter ended September 30, 2005, net cash used in operations amounted to $4.9 million. As of September 30, 2005, the Company had an accumulated deficit of $256.5 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

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

PART II - OTHER INFORMATION

Item 4.

(a) Exhibits

Exhibit Number	Exhibit Title

10.1	Separation Agreement with Jerry S. Amato

10.2	Employment Agreement with Patrick Vogt

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION
Dated: November 9, 2005	By:	/s/ PATRICK VOGT
Patrick Vogt President and Chief Executive Officer

Dated: November 9, 2005	By:	/s/ WILLIAM H. MITCHELL
William H. Mitchell Chief Financial Officer
Dated: November 9, 2005	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Chief Accounting Officer