Form 10-K
period 2005-12-31
VIEWPOINT CORP
filed 2006-03-20
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

                        (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
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
Common Stock, $0.001 par value

      Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

      Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

      Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

      Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005	$107,850,000
Number of shares of common stock outstanding as of March 6, 2006	64,890,000

      DOCUMENTS INCORPORATED BY REFERENCE:

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results stated, implied, or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You should carefully review these factors as well as the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2006. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

      Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help companies effectively market their products and services on the internet. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable companies to showcase complex products in a simple way, and allows for user interaction. In addition Viewpoint builds digital assets that serve as productivity and sales tools for automotive, heavy industry, technology and other vertical markets. The basis of Viewpoint's products is its graphical platform's capabilities to provide consumers, advertisers, and website publishers an enhanced and interactive internet experience.

      Since 2003, we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. Our revenues in these product areas are supplemented by our in-house services team which builds sophisticated content that is used by customers in each revenue stream.

      All of our three product groups have their roots in our core software offering, the Viewpoint Media Player (“VMP”). The VMP is a free software product installed by internet consumers on their computers to view specialized digital content displayed by websites, more fully explained in the sections below. We have been distributing the VMP since 2000 and estimate that it has been installed on more than 120 million computers in the United States. We base this estimate on independent surveys commissioned by us and by other industry participants as well as information we've received from our publishing clients who report to us the frequency with which visitors to their sites have the VMP installed before arriving at their sites.

      The VMP has an “automatic update” feature that enables new functions and features to be easily and efficiently added. Whenever an internet consumer visits a website deploying content that is built using the Viewpoint platform, or encounters online advertising content delivered by our ad-delivery product, the VMP is activated. When the VMP is activated it communicates with our servers to check for recent improvements and automatically updates itself when necessary. This activation provides a unique opportunity for us to communicate with internet consumers and to offer them the latest version of the VMP as well as other valuable features and products, such as our internet search toolbar with its photo-management feature. See Note 13 in the financial statements for additional segment reporting information.

      Search Solutions (Search and Licensing)

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

      The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company's distribution and the exclusive right to display search results to the Viewpoint Toolbar. This variable fee is based on users' clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

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

      In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user's computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. We have licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. Our new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

      We have been offering the Viewpoint Toolbar to internet users who have the most recent version of the VMP installed on their computer. We present those users with notice of the availability of the Viewpoint Toolbar and an opportunity to install it without charge. Through March 1, 2006, we have offered over 53 million VMP users the opportunity to install the Viewpoint or Fotomat Toolbars and 22.2 million have accepted. Consumers can uninstall the Toolbars either through their operating system or through an option on the Toolbar. Over 11.6 million Toolbars remain installed as of March 1, 2006. We also make the Fotomat Toolbar available for download from our website and at www.fotomat.com.

      We generate revenue from the Viewpoint and Fotomat Toolbars when an internet consumer uses the Toolbar to conduct an internet search, or when they have the Toolbar installed and conduct a search at several internet sites. We also generate revenue, although a very small percentage, when a user conducts a search from our search homepage, www.viewpointsearch.com. Revenue is generated when the consumer clicks on sponsored results provided by Yahoo! that have been provided because an advertiser has paid to be included in Yahoo!'s search results. Yahoo! receives the fee from the advertiser and pays Viewpoint a percentage of this fee 45 days after the end of the month in which the advertisement is clicked.

      In the fourth quarter of 2005, we negotiated an extension of our agreement with Yahoo! to provide search results until March 2008. Additionally, we received the right to create and distribute customized versions of our Toolbar for third parties, subject to certain conditions, but still using Yahoo! as the exclusive search engine for these toolbars. This right will enable us to empower marketers with the ability to distribute a customized toolbar to their customers. These toolbars may include new and/or existing features of the Fotomat Toolbar. Search revenue generated from the distribution of these customized toolbars would be shared between Yahoo! and Viewpoint on the same basis as the current contract.

      As advertising dollars continue to migrate from offline media to the internet in 2006, we believe that toolbars will begin to evolve from a strict utility function to a more customized application for marketers. Viewpoint intends to market and sell custom toolbar applications to enterprise businesses as a way to deliver behaviorally targeted marketing and custom content. Custom toolbars are permission-based, provide the means to dynamically deliver messaging to customers on a one-to-one basis, and bring companies closer to their customers. Revenue from custom toolbars may come from multiple sources, creative development fees, application development fees, viewpoint network communication fees, as well as search revenue. Although all custom toolbars will not have each revenue stream, we do expect more than one revenue stream in each custom toolbar deployed.

      In 2005 we recognized $9.4 million in revenue from our Search product compared to $2.7 million in revenue that we recognized in 2004. We believe revenue for this product will increase in 2006 if we are able to supplement our traditional distribution methods with custom toolbar distribution.

      Prior to launching our Search product we principally leveraged our distributed base of VMP's by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer's computer and interpreting instructions delivered by our customers' web sites, web sites can transmit relatively small files that can yield “rich” media on the end user's computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP's that we used to launch our Search Toolbar business.

      We make available on our web site, without charge, the core software necessary to create content in the Viewpoint format, as well as extensive tutorials and related materials. During 2005 we launched Enliven, a content authoring software product that makes the process of authoring content in the Viewpoint format easier on a free trial basis. In addition, we also launched a professional version of Enliven called Enliven PRO that is bundled with Right Hemisphere's Deep Exploration and a video encoder powered by On2Technolgies. We are distributing Enliven PRO through a re-seller for a one-time fee and include with the price of the software the right to deploy an unlimited quantity of most types of Viewpoint content from an unlimited number of websites for an unlimited period of time. We believe that this will help facilitate expanded distribution of VMP's that will increase distribution of the Search Toolbar.

      On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player's reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the search toolbar business as well as the advertising business by potentially making the player more pervasive.

      During 2005, we generated $4.1 million in License revenues including $3.5 million from an agreement with America Online signed in 2003. While rights to use the software are perpetual, maintenance and upgrades associated with the agreement ceased in December 2005. Viewpoint has migrated from generating revenue through licensing in its Technology segment to generating revenue through distribution of Toolbars to its distributed base of VMP's.

      Advertising Solutions (Advertising Systems)

      We also offer an online advertising campaign management and deployment product known as the “Unicast Advertising Platform” (“UAP”). UAP permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and others), deployment, and tracking of campaign results.

      We designed UAP to integrate creative assembly with campaign management and detailed performance analysis. In addition, we believe it has the broadest capabilities of any deployment system to deliver ad formats and media types, including several different video formats, 3D content, and all major “rich media” units.

      UAP is “technology agnostic”, meaning it delivers advertisements that utilize all major technologies and formats, not just those exploiting the special capabilities of the VMP. Importantly, however, video and other “rich media” ads that typically involve large file sizes and, therefore, higher bandwidth costs, can be deployed at significantly lower rates when utilizing the Viewpoint format by taking advantage of the VMP residing on the internet consumer's computer.

      On January 3, 2005, we acquired Unicast Communications Corp. (“Unicast”), a leader in the delivery of internet video advertisements that play interstitially when a web surfer moves between pages at a web publisher's site, adding another video ad delivery mechanism to our solution. We believe the addition of Unicast helped accelerate the growth of our advertising systems segment in 2005 because of its past relationship with over 240 advertisers and 280 web publishers in 2004, and as a result of the addition of key personnel in the marketing, technology, sales, and customer support areas.

      Following the acquisition of Unicast, we integrated all of our product offerings into one suite of products called Viewpoint's Unicast Online Advertising Suite. This suite of products includes Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that “float”/play over the top of an internet site page). The suite of products is delivered using UAP.

      We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices with fees based on the number of times an advertisement is deployed (i.e., on a “CPM”, or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.02 to $5.25 per thousand impressions in 2005.

      During 2005 we also utilized our resources to plan and purchase media space for our clients. When we execute these campaigns for advertisers we are paid by them for both a delivery fee and media space. We include the total cash received for these deals as revenue, and our payments to publishers for the media space in our cost of revenues for advertising systems, as we negotiate the price, take the risks associated with the client's credit and collectibility of receivables, and we provide ad serving in addition to the placement of the media. Rates charged for advertising ranged from $5.00 to $47.50 per thousand impressions in 2005. We believe our continually developing expertise in media planning will cause this type of service to expand in 2006.

      Ad delivery via UAP also contributes to our overall strategy in that ads served through UAP cause older VMPs to be updated (as described above) regardless of whether the advertisement served relies on the VMP or uses other standard formats. At some later time, the user can be offered the Fotomat Toolbar. Thus, we have experienced an increase in offers of Fotomat Toolbars when we have an increase in advertising impressions delivered using UAP.

      During 2006, we also launched a Search Consulting Practice that leverages our expertise in Search Engine Marketing (“SEM”) to help advertisers more effectively promote their products online. While the Company believes, based on outside studies, that online marketers plan to increase spending on search marketing during 2006, there is a significant gap in service companies that offer both SEM and interactive agency services. Viewpoint will provide both, and the practice will focus on five core functions; to make search easy and profitable, to develop search strategies and campaigns, keyword development, bid management, and business intelligence reporting and analytics. We will utilize Viewpoint technology to achieve efficiencies and offer our customers end to end search solutions.

      SiteSide/Website Solutions (Services)

      We provide fee-based professional services for creating content and implementing visualization solutions. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for our clients' particular purposes; generally for deployment at their websites but also on intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2005 included America Online, Inc., Toyota Motor Services, General Electric, Honda and others.

      Our Site solutions group plays an integral role in our overall strategy. Aside from generating significant revenues, the group increases the number of websites that use the Viewpoint platform and distribute VMP's to their customers. Additionally the group supports the development of advanced advertising formats and advertising content making use of UAP more appealing to marketers. Finally the group's work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients. We are not totally reliant on our own content creation services, however, as we have cultivated a network of independent content developers trained to provide those services as well.

Competition

      We have competitors in all of the product areas in which we compete. Competitors in the Search solutions business include Google Inc., Yahoo! (who offers its own search toolbar in addition to supplying search results for use with the Viewpoint Toolbar, Fotomat Toolbars, and other custom toolbars that we create, MSN, AskJeeves, Inc. (a subsidiary of IAC), MIVA (formerly FindWhat), and InfoSpace. Although we compete with some of the Search Engine firms in the toolbar space, we are not a search engine and partner with Yahoo! in distributing their search results.

      Competitors of our Unicast product area include full service advertising delivery companies like DoubleClick, ValueClick, aQuantive, 24/7 Media, Advertising.com (a subsidiary of AOL), and Pointroll (a subsidiary of Gannett). Additionally, certain companies specialize in delivering rich media and video advertisements, although these companies are generally smaller and are not publicly listed. Competitors in the Services sector include advertising agencies, online agencies and independent creative talent that can build content in the Viewpoint format or in other rich media formats. Historically, our software licensing competitors (and their products) included: Macromedia, Inc. (Flash and Shockwave) and Cycore AB (Cult3D), although we have largely exited that business.

      Some of our competitors have longer operating histories and significantly greater financial stability, management resources, technology, development, sales, marketing and other resources than we have. As we compete with larger competitors across a broader range of products and technologies, we may face increasing competition from such companies. If these or other competitors develop products, technologies or solutions that offer significant performance, price, or other advantages over our products, our business would be harmed.

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

Product Development

      The continual development of new products and enhancements to our existing products is critical to our success. Our principal current product development efforts are focused on the development of the Viewpoint platform and other technologies like UAP and Graphically Enhanced Search. From time to time, we may also acquire basic software technologies that we consider complementary to our offerings.

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

      Our research and development expenses were approximately $4.5 million, $3.4 million and $4.2 million for 2005, 2004, and 2003 respectively. We added additional engineers in connection with our acquisition of Unicast and expanded efforts in the advertising systems business which resulted in increased research and development expenses during 2005.

Employees

      As of February 15, 2006, Viewpoint had 126 full time employees, including 38 related to cost of revenues in creative services and advertising systems; 21 in sales and marketing; 42 in research, development and quality assurance; and 25 in administration. This compares to 126 full-time employees at February 25, 2005 including 20 in sales and marketing, 40 in creative services, 39 in research, development and quality assurance and 27 in administration. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

Available Information

      Our website is located at http://www.viewpoint.com. Our investor relations website is located at http://www.viewpoint.com/pub/company. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public

Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company's executive officers as of March 5, 2006:

Name	Age	Position
Patrick Vogt	45	President and Chief Executive Officer
William H. Mitchell	48	Chief Financial Officer
Andrew J. Graf	34	Executive Vice President and General Counsel

Patrick Vogt, President and Chief Executive Officer

      Mr. Vogt has been a director of the Company since September 2004. He was appointed President and Chief Executive Officer of Viewpoint in August 2005. From 2003 to 2005, Mr. Vogt had been Senior Vice President and Senior General Manager of Sony eSolutions Company LLC. His team was responsible for Internet Properties Management, Direct Marketing, and Sales across all customer segments. Other responsibilities included Global Contact Center Governance, the eCommerce and Contact Center platform (supporting all distribution channels), and P&L management for Sony's entire direct business. From 2001 to 2003, Mr. Vogt was Vice President of HP Compaq Computer's eBusiness Group & Software and Peripherals Group, where his team managed all direct marketing activities and the direct on-line business for the Americas region. From 1999 to 2001, Mr. Vogt was General Manager of the Aftermarket Sales Division and Dell Online for Dell Computer Corporation. Mr. Vogt received a Bachelor of Science degree from the State University of New York and has an MBA from Iona College, Hagen School of Business, with a concentration in Marketing.

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

Andrew J. Graf, Executive Vice President and General Counsel

      Mr. Graf was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in mergers and acquisitions and corporate matters from 1999 until joining the Company as General Counsel in June, 2005. Mr. Graf graduated with a B.S. in accounting and economics from New York University's Stern School of Business in 1993 and received his Juris Doctorate from the Benjamin N. Cardozo School of Law in 1999.

Item 1A. Risk Factors

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

      We have had significant quarterly and annual operating losses since our inception, and as of December 31, 2005, we had an accumulated deficit of approximately $265.9 million. We may continue to incur operating losses in the future, which may cause our share price to decline. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued. If the Company's expected revenue targets are not achieved management would consider implementing cost reduction measures including workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company's freedom to operate the business or may have rights, preferences or privileges senior to the Company's common stock and may dilute the Company's current shareholders' ownership interest in Viewpoint.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RELATIVELY RECENTLY LAUNCHED OUR SEARCH TOOLBAR AND UAP PRODUCTS.

      We began offering our Graphically Enhanced Search toolbar services and our ad systems product, now called UAP, in 2004. Accordingly, we have limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success with these products. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as Internet advertising, Internet search, and e-commerce.

OUR COMPETITORS IN THE SEARCH BUSINESS INCLUDE MUCH LARGER COMPANIES LIKE GOOGLE, MICROSOFT, YAHOO! AND OTHERS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO TO BUILD A BUSINESS.

      Developing a new business like our Search or Advertising delivery products require significant resources to continue to develop product innovations and attract customers. These businesses generated minimal revenues for us prior to June 2004. Our competitors in these new businesses are much larger with more extensive resources which may enable them to develop product enhancements that attract new customers more successfully than we can. Our inability to keep pace with these developments may cause our revenue growth to be reduced or even eliminated.

OUR EFFORTS TO DISTRIBUTE OUR GRAPHICALLY ENHANCED SEARCH TOOLBAR MAY EXPERIENCE SETBACKS LIMITING OR REDUCING OUR SEARCH REVENUE.

      We distribute our Graphically Enhanced Search toolbar through a complicated process that relies on internet users visiting websites or seeing advertising for a sufficient period of time to receive the software that eventually offers them our search toolbar. We need to continue to expand our reach of internet users who visit affiliated websites or view our advertising in order to receive the software. We have had some success at reaching and offering our Viewpoint Toolbar to approximately 4.0 million internet users per month during the third and fourth quarters of 2004. During 2005, however, our rate of installation slowed to approximately 1.0 million per month. There can be no assurance that this rate of installation, which is dependent on our ability to extend our internet reach, will continue. Additionally our reach is impacted by the rate of uninstallation of our Viewpoint Toolbars. We believe 3.3 million and 6.6 million Viewpoint Toolbars were uninstalled during 2004 and 2005, respectively, after being accepted by a consumer. The Viewpoint Toolbars could have been uninstalled for a variety of reasons including lack of use, concern over performance, acceptance of a competitor's product or user error. If we are not able to continue to offer the Viewpoint Toolbar at the current rate, the pace of uninstallations could lead to a decrease in our total net installed universe, and a decline in revenues.

THE SUCCESS OF OUR GRAPHICALLY ENHANCED SEARCH OPERATIONS DEPENDS ON USERS' SATISFACTION WITH SEARCH RESULTS SUPPLIED BY YAHOO!.

      We entered into an agreement with Yahoo! which establishes Yahoo! as our exclusive supplier of search results for the Viewpoint Toolbar, which was recently extended to March 2008. The market for products that enable and supply search results is relatively new, intensely competitive, and rapidly changing. Yahoo!'s principal competitors for supplying search results include Google Inc. and Microsoft. If these or other competitors develop more popular search results, end users may choose to use search toolbars or other search methods through which results from these competitors are supplied.

WE MAY BE UNABLE TO SUCCESSFULLY REPLACE OUR SEARCH RESULTS VENDOR WHEN OUR DISTRIBUTION CONTRACT WITH YAHOO! EXPIRES IN MARCH 2008.

      We receive paid search results from Yahoo!. Yahoo! is successful at attracting advertisers who seek to purchase internet search advertisements, and our agreement with Yahoo! provides us a satisfactory percentage of those revenues. Our contract with Yahoo! expires in March 2008. There can be no assurance that our agreement with Yahoo! will be renewed on the same or more favorable terms, if at all. Furthermore, there can be no assurance that we would be able to successfully replace Yahoo! with another provider of search results on similar financial terms if necessary.

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

WE MAY ENTER INTO BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

      We acquired Unicast Communications Corp. on January 3, 2005 and may continue to pursue expansion of our operations or market presence by entering into additional business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

•	difficulty assimilating the operations, technology and personnel of the combined companies;

•	disruption of our ongoing business;

•	problems retaining key technical and managerial personnel;

•	expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses of acquired businesses;

•	responsibility for liabilities of acquired businesses; and

•	impairment of relationships with existing employees, customers and business partners.

WE MAY NEED TO DEVELOP NEW PRODUCTS OR OTHER UNTESTED METHODS OF INCREASING SALES WITH OUR EXISTING PRODUCTS OR DISTRIBUTION NETWORK TO GENERATE SALES AND IF WE ARE UNSUCCESSFUL THE GROWTH OF OUR BUSINESS MAY CEASE OR DECLINE.

      Our license and services revenues have declined over recent quarters. If this decrease in sales of our products continues or our new products are unsuccessful, we will be unable to generate sufficient revenues to offset current costs. Accordingly, we may be required to develop new products or other untested methods decline or cease to increase sales. If these new products or untested methods fail to increase sales, our business may cease or decline.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

      In order to remain competitive, we will be continually required to enhance and to improve the functionality and features of our Search and Advertising systems products, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. We may face material delays in introducing new services, products, and enhancements. If such delays occur, our users may forego use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

OUR AD CAMPAIGN MANAGEMENT AND DEPLOYMENT SOLUTION MAY NOT BE SUCCESSFUL AND MAY CAUSE BUSINESS DISRUPTION.

      UAP is our proprietary ad deployment technology. We must, among other things, ensure that this technology will function efficiently at high volumes, interact properly with our database, offer the functionality demanded by our customers and assimilate our sales and reporting functions. Customers may become dissatisfied by any system failure that interrupts our ability to provide our services to them, including failures affecting our ability to deploy advertisements without significant delay to the viewer. Sustained or repeated system failures would reduce the attractiveness of our solutions to advertisers, ad agencies, and web publishers and could result in contract terminations, fee rebates and make-goods, thereby reducing revenue. Slower response time or system failures may also result from straining the capacity of our deployed software or hardware due to an increase in the volume of advertising deployed through our servers. To the extent that we do not effectively address any capacity constraints or system failures, our business, results of operations and financial condition could be materially and adversely affected.

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS.

      Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the growth of our Viewpoint Toolbar or UAP products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

      A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-

ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers,” and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions could cause interruptions in our services and web sites. The occurrence of any or all of these events could adversely affect our business, prospects, financial condition and results of operations.

      In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our UAP technology resides on computer systems located in our data centers hosted by IBM and Savvis and uses the networking capabilities of these companies, Akamai and other providers. These systems' continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems in the future could cause interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation, that may occur.

OUR MANAGEMENT TEAM HAS ONLY RECENTLY STARTED WORKING TOGETHER.

      During 2005 the Company hired a new Chief Executive Officer and General Counsel. The Company also hired several new sales and marketing managers in 2005. While all these individuals were familiar with the Internet business and Viewpoint in particular, and several had worked together before, there can be no assurance that these employees will successfully be able to transfer their experience to Viewpoint. Furthermore, there can be no assurance that these new employees or existing Viewpoint employees will successfully support one another to execute the required strategy and tactics to be a successful and profitable company.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD SUBJECT US TO CLASS ACTION LITIGATION.

      The market price of our common stock has fluctuated significantly in the past. The price at which our common stock will trade in the future will depend on a number of factors including:

•	actual or anticipated fluctuations in our operating results;

•	general market and economic conditions affecting Internet companies;

•	our announcement of new products, technologies or services;

•	developments regarding our products, technologies or services, or those of our competitors; and

•	sales of large blocks of common stock by individual or institutional shareholders.

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

CHANGES IN REGULATIONS OR USER CONCERNS REGARDING PRIVACY AND PROTECTION OF USER DATA COULD ADVERSELY AFFECT OUR BUSINESS.

      Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

      Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

      There are a large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our revenues. In addition, the interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Item 1B. Unresolved Staff Comments

      The Company filed a Registration Statement on Form S-3 on February 14, 2006. The Security and Exchange Commission (“SEC”) requested that we update the Form S-3 to provide the audited financial statements for the year ended December 31, 2005, together with updated textual disclosure. We intend to file an amendment to the Form S-3 that will address the SEC's comments.

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

      The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2009. This space houses approximately 22 personnel principally engaged in sales, marketing and production for the services segment.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant's Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      Viewpoint Corporation's (“Viewpoint” or the “Company”) common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The NASDAQ National Market under the symbol “VWPT.” On March 3, 2006, there were 310 holders of record of our common stock. Some of the holders of record of Viewpoint common stock are brokers and other institutions that hold stock on behalf of their customers. We estimate that approximately 10,000 stockholders hold shares of Viewpoint common stock through the brokers and other institutions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our common stock:

	High	Low
2005
4th Quarter	$1.45	$1.01
3rd Quarter	1.96	1.00
2nd Quarter	3.08	1.35
1st Quarter	3.36	2.10
2004
4th Quarter	$3.30	$2.38
3rd Quarter	2.34	1.03
2nd Quarter	3.99	1.97
1st Quarter	3.50	0.75

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

      In July 2005 the Company and a holder of the subordinated note amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. In addition, the Company and the holder entered into a Stock Purchase Agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the holder at a purchase price of $1.55 per share, resulting in aggregate gross proceeds of $2.0 million.

      In December 2005 the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, pursuant to this private placement we issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million issuance costs.

      Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005(3)	2004	2003	2002	2001
	(In thousands, except per share data)

Statements of Operations Data
Revenues:
Search	$9,424	$2,698	$—	$—	$—
Advertising systems	5,448	305	—	—	—
Services	5,269	4,822	4,291	3,302	3,500
Related party services	1,057	2,468	5,226	2,244	827
Licenses	608	704	2,283	5,039	8,148
Related party licenses	3,490	3,535	1,729	7,554	1,533

Total revenues	25,296	14,532	13,529	18,139	14,008

Cost of Revenues:
Search	173	45	—	—	—
Advertising systems	3,487	132	—	—	—
Services	3,480	3,074	5,776	3,587	3,283
Licenses	12	6	97	353	309

Total cost of revenues	7,152	3,257	5,873	3,940	3,592

Gross profit	18,144	11,275	7,656	14,199	10,416

Operating expenses:
Sales and marketing	5,115	3,732	8,723	16,682	17,521
Research and development	4,479	3,432	4,209	4,348	9,846
General and administrative	10,054	7,220	11,549	10,334	10,423
Depreciation	870	853	1,543	1,962	1,804
Amortization of intangible assets	678	17	10	664	3,325
Amortization of goodwill	—	—	—	—	14,128
Restructuring charges	—	(106)	2,023	—	—
Impairment of goodwill (1)	7,778	—	—	6,275	7,925

Total operating expenses	28,974	15,148	28,057	40,265	64,972

Loss from operations	(10,830)	(3,873)	(20,401)	(26,066)	(54,556)
Other income (expense):
Interest and other income, net	131	60	254	153	1,064
Interest expense (2)	(1,178)	(936)	(958)	—	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes (2)	1,204	(4,180)	1,209	—	—
Loss on conversion of debt	—	(810)	—	—	—
Loss on early extinguishment (2)	—	—	(1,682)	—	—

Other income (expense):	157	(5,866)	(1,177)	153	1,064

Loss before provision for income taxes	(10,673)	(9,739)	(21,578)	(25,913)	(53,492)
Provision for income taxes	64	90	81	107	—

Net loss from continuing operations	(10,737)	(9,829)	(21,659)	(26,020)	(53,492)
Net income (loss) from discontinued operations	145	129	157	127	1,122

Net loss	$(10,592)	$(9,700)	$(21,502)	$(25,893)	$(52,370)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.18)	$(0.18)	$(0.47)	$(0.64)	$(1.37)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.00	0.00	0.03

Net loss per common share	$(0.18)	$(0.18)	$(0.47)	$(0.64)	$(1.34)

Weighted average number of shares outstanding—basic and diluted	58,631	52,955	45,280	40,759	39,077

	December 31,
	2005(2)	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities (2)	$9,111	$8,662	$9,488	$11,568	$15,122
Working capital (2)	8,697	4,416	3,324	9,051	11,765
Total assets (2)	45,136	45,273	45,743	53,352	61,917
Convertible notes, subordinated notes, Unicast notes, and warrants (2)	5,468	3,674	4,748	7,000	—
Stockholders' equity (2)	34,882	33,958	27,467	38,352	52,737

(1)	At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, that the Services segment had experienced an impairment of its allocated Goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142. Following the completion of that step the Company recorded an impairment expense of $7.8 million. Also refer to financial statement footnote 7.
(2)	On March 25, 2003 the Company redeemed an aggregate of $3.3 million principal amount of the outstanding convertible notes, exchanged an aggregate of $1 million principal amount of the outstanding convertible notes for shares of the Company's common stock, and exchanged the remaining $2.7 million principal amount of outstanding convertible notes for $2.7 million principal amount of new convertible notes. In connection with the redemption of the convertible notes the Company recorded a $1.7 million loss on the early extinguishment of debt.
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
In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million. The remaining noteholders chose not to exercise their right to redeem their notes in amounts up to 20% of the $3.7 million received by the Company within 10 days of the Company's public announcement of the closing of the private placement.
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
(3)	On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million. See Note 3 to the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

      In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites, however in June 2005, the Company began to enable free use of its platform to facilitate growth in its search and advertising systems segments.

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

      The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company's distribution and the exclusive right to display search results to the Viewpoint Toolbar. This variable fee is based on users' clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

      In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user's computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. We have licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. Our new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

      Prior to launching our Search product we principally leveraged our distributed base of VMP's by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer's computer and interpreting instructions delivered by our customers' web sites, web sites can transmit relatively small files that can yield “rich” media on the end user's computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP's that we used to launch our Search Toolbar business.

      Viewpoint also offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime”, a predecessor of UAP that permited users to manage and deploy online video advertising campaigns.

      On January 3, 2005 Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Viewpoint's in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet's most active websites including America Online, Microsoft's MSN, and Yahoo! The addition of Unicast significantly accelerated the Company's growth in its advertising systems' segment.

      We provide fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client's particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2005 include America Online, Toyota Motor Services, General Electric and Honda.

      Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of December 31, 2005, had an accumulated deficit of $265.9 million. Viewpoint's prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

      The following table sets forth certain selected financial information expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2004	2003

Statements of Operations Data
Revenues:
Search	37%	19%	—%
Advertising systems	22	2	—
Services	21	33	32
Related party services	4	17	38
Licenses	2	5	17
Related party licenses	14	24	13

Total revenues	100	100	100

Cost of revenues:
Search	1	—	—
Advertising systems	14	1	—
Services	14	21	42
Licenses	0	—	1

Total cost of revenues	28	22	43

Gross profit	72	78	57

Operating expenses:
Sales and marketing	20	26	64
Research and development	18	25	32
General and administrative	40	48	86
Depreciation	3	6	11
Restructuring charges related to office closure	—	(1)	15
Amortization of intangible assets	3	—	—
Impairment of goodwill and other intangible assets	31	—	—

Total operating expenses	115	104	208

Loss from operations	(43)	(26)	(151)
Other income (expense):
Interest and other income, net	1	—	2
Interest expense	(5)	(6)	(7)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	5	(29)	9
Loss on conversion of debt	—	(6)	—
Loss on early extinguishment	—	—	(12)
Other income	1	(41)	(8)

Loss before provision for income taxes	(42)	(67)	(159)
Provision for income taxes	—	1	1

Net loss from continuing operations	(42)	(68)	(160)
Adjustment to net loss on disposal of discontinued operations	—	1	1

Net loss	(42)%	(67)%	(159)%

Critical Accounting Policies and Estimates

      Viewpoint's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company's accounting policies, see Note 2 to the consolidated financial statements included in the Company's 2005 Annual Report on Form 10-K.

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

      Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. The Search toolbar is an extension of the Company's licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company's products. License revenues are generated from licensing the rights to use products directly to customers. In June 2005, the Company discontinued charging customers a license fee (except for special purpose licenses requiring customization), as the Company believes that distribution of Viewpoint content and the VMP will increase Search revenue.

      The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company's distribution and the ability to display search results to the Viewpoint Toolbar. This variable fee is based on users' clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

      In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with the Unicast's UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

      On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player's reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing strong backing to the search and photo management distribution strategies.

      License revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format that were entered into prior to June 14, 2005, or that required customization. License revenues were recognized up-front provided no further significant obligations exist and the resulting receivable was deemed collectible by management.

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

      Fee-based professional services for customized software development are performed on a fixed-fee or time-and-materials basis under separate service arrangements. Revenues for fixed-fee arrangements are recognized over the pattern of performance in accordance with the provisions of SAB No. 101. The pattern of performance for service arrangements is measured by the percentage of costs incurred and accrued to date for each contract, which primarily consist of direct labor costs, cost of outsourcing, and overhead, to the estimated total cost for each contract at completion. The percentage approximates the percentage of a customer's contract that has been completed and would be available for the customer to use at that point in time. Use of this method is based on the availability of reasonably dependable estimates. If reasonably dependable estimates are not available due to the complexity of the services to be performed, the Company defers recognition of any revenues for the project until the project is completed, delivered and accepted by the customer, provided all other revenue recognition criteria are met and no further significant obligations exist. If actual results differ from estimates made, revenue recognized would be adjusted in the period that the differences became known and the difference could be material.

Reserve for Bad Debt

      We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by a review of their current credit information. The Company regularly monitors collections and payments from our customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If actual results differ from estimates made, expense recognized would be adjusted in the period that the differences became known and the difference could be material.

Valuation of Goodwill and Intangible Assets

      We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated fair market values of each reporting unit, based on public company comparables or discounted cash flows, using a discount rate of 18%, are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with comparable public companies. Considerable management judgment is necessary in order to establish the value of the individual units. Assumptions used for these valuations are consistent with internal forecasts.

      On an on-going basis, management reviews the value of long-lived assets including Goodwill and other intangibles. Management also reviews the period of amortization or depreciation of long-lived assets, including other intangible assets. During this review, we re-evaluate the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of our wholly owned subsidiaries and investments. We may incur charges for the impairment of goodwill or intangible assets in the future if a reporting unit fails to achieve our assumed revenue growth rates or operating margin results.

      At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, that the Services reporting unit had experienced an impairment of its allocated Goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142 using a discount rate of 18% and a revenue growth rate of 18%. Following the completion of that step the Company recorded an impairment expense of $7.8 million. Also refer to financial statement footnote 7.

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

Derivatives

      In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue shares of common stock upon conversion of these securities. The Company accounts for the fair values of the outstanding warrants to purchase common stock and the conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as derivatives contained in the Company's convertible notes. The Company is required to carry these derivatives on its balance sheet at fair value and the unrealized changes in the value of these derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, the convertible notes were converted into common stock.

      In December 2005, the Company issued 1.2 million warrants to purchase common stock to several investors and as issuance costs, in connection with a private placement. The Company was required to carry these warrants on its balance sheet at fair value and the unrealized changes in the value of these warrants are reflected in net loss as changes in fair values of warrants to purchase common stock. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows.

Contingencies and Litigation

      We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel. If actual results differ from estimates made, expense recognized would be adjusted in the period that the differences became known and the difference could be material.

Restructuring Activities

      Restructuring activities include the recognition of severance expenses upon management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Financial Performance Summary

      Viewpoint reported total revenue of $25.3 million for 2005, compared to $14.5 million for 2004. Gross profit for the year ended December 31, 2005 was $18.1 million, compared to $11.3 million for the twelve months ended December 31, 2004. The improvement in gross profit in 2005 compared to 2004 was due to increased revenues from our higher margin search and ad systems products, of $6.7 million and $5.1 million, respectively. Revenue from our ad systems product was attributable principally to our purchase of Unicast in January 2005.

      Operating loss for the year ended December 31, 2005 was $10.8 million compared to $3.9 million for the year ended December 31, 2004. The increased operating loss was principally attributable to a goodwill impairment of $7.8 million associated with the services unit resulting from decreased performance of that unit in the fourth quarter. The Company also recognized an increase of $1.5 million in non-cash stock based compensation charges in 2005 compared to 2004. Finally, the expansion of our sales, marketing, research and development costs associated with our growth in the ad systems products led to an increase in operating loss for the year.

      The Company recognized a net loss of $10.6 million, or $(0.18) per share in 2005, compared to a net loss of $9.7 million, or $(0.18) per share in 2004. The higher level of net loss was principally due to higher operating costs and goodwill impairment of $7.8 million offset by $5.4 million reduction in the expense associated with its obligation to convertible debt and warrant holders attributable to its March 2003 financing. This obligation decreased in 2005 due to a decrease in the Company's stock price during the year, and represents a non-cash gain to Viewpoint. Additionally, 5.7 million additional common shares were outstanding on a weighted average basis during 2005, when compared to the prior year, due to two private placements of the Company's stock to investors, and the exercise of stock options in 2005. These additional shares had the impact of reducing the net loss per share.

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations, are sufficient to meet its operating cash flow needs and anticipated capital expenditure and financing activity requirements at least through December 31, 2006. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued. If the Company's expected revenue targets are not achieved management would consider implementing cost reduction measures including workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company's freedom to operate the business or may have rights, preferences or privileges senior to the Company's common stock and may dilute the Company's current shareholders' ownership interest in Viewpoint.

Revenues

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Search	$9,424	249%	$2,698	N/A %	$—
Advertising systems	5,448	1,686	305	N/A	—
Services	5,269	9	4,822	12	4,291
Related party services	1,057	(57)	2,468	(53)	5,226
Licenses	608	(14)	704	(69)	2,283
Related party licenses	3,490	(1)	3,535	104	1,729

Total revenues	$25,296	74%	$14,532	7%	$13,529

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

      Additionally, Viewpoint offers an online advertising campaign management and deployment product. In July 2005, the Company deployed a new product, incorporating the Viewpoint Creative Innovator product and Unicast's UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to grow in future quarters. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

      Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2005, the Company continued its strategy of concentrating on executing larger creative projects.

      The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. On June 14, 2005, Viewpoint announced that for all non-special-purpose-licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player's reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search and photo management businesses.

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

      During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company's obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million was recognized each quarter as related party license revenue and $0.2 million as related party services revenue.

      During 2004, the Company began to focus more resources on its Search and Advertising systems products. License revenue was relatively constant through 2005, as twelve month licenses that contained upgrades when and if available that were entered into prior to the change in license fee structure in June 2005 were recognized. The Company believes that, consistent with the new business model, license revenue will be minimal in 2006.

      Search revenues of $9.4 million for the year ended December 31, 2005 compared to $2.7 million for 2004. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 4.7 million Viewpoint Toolbars through

September 30, 2004, 8.7 million through December 31, 2004, 12.5 million through March 31, 2005, 16.1 through June 30, 2005, 19.0 million through September 30, 2005 and 22.0 million through December 31, 2005. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2005, 11.0 million users who had accepted the installation of the Toolbar had later uninstalled it.

      Advertising systems revenues of $5.4 million for 2005 compared to revenues of $0.3 million in 2004. The growth compared to the prior period is the result of the Company's entry into the ad systems business late in the third quarter of 2004 and the purchase of Unicast in January of 2005. Unicast, a private company formed in 1998 had focused on the delivery of video interstitial ads over the internet. Growth in this segment was slower than initially anticipated due to a reduction in advertisers use of interstitials, the principal product of Unicast and a slowdown in sales orders received while the Company's new ad platform UAP was being certified by websites in the third quarter of 2005. Growth of this product was strong during the fourth quarter of 2005 as the Company was able to attract more clients and websites to its various ad serving formats. The Company believes growth in this product will continue in 2006 as clients and websites become more experienced and confident in our capabilities.

      Service revenues of $5.3 million increased $0.4 million or 9% compared to $4.8 million in 2004. The Company continued to expand its revenues among automotive and heavy industry customers during 2005. Additionally large projects in excess of $50,000 accounted for $3.4 million or 54% of service revenues during 2005 as opposed to $2.8 million or 39% in 2004. The Company believes that it will be able to continue to increase service's revenues if it is able to continue to identify and convince internet marketers who will benefit from using the Viewpoint Platform to display content at their websites.

      Service revenues of $4.8 million in 2004 increased $0.5 million or 12% compared to $4.3 million in 2003. The Company's revenues during 2004 included $0.5 million from a service project that was completed in the third quarter of 2003 for which the Company received a final payment and recognized revenue in February 2004. The Company recorded $1.2 million in revenue, along with all associated expenses, for this same service project during 2003. The $0.7 million decrease in revenue from this client was offset by the Company selling more services to other clients in 2004 who had purchased licenses during 2003 and 2004. Approximately $1.0 million and $0.8 million in service revenues from AOL are also included in this category in 2005 and 2004 respectively as they ceased being a related party in December 2003 and two contracts underlying these service revenues were executed in 2004.

      Related party service revenues of $1.1 million for 2005 decreased $1.4 million or 57% compared to $2.5 million for 2004 and $5.2 million for 2003. These decreases are primarily the result of the change in related party status of AOL who had a representative on the Company's Board of Directors until December 31, 2003. Agreements for services executed prior to that date have been accounted for as related party revenue. Secondly, AOL used the Company's engineering professional services staff extensively on a project in 2003 which amounted to $2.1 million in revenue. These services were not used in 2004 or 2005. The Company believes that revenue in this product will be eliminated in 2006.

      License revenues of $0.6 million in 2005 decreased slightly compared to the year ended December 31, 2004. Revenues in this product line principally represent the amortization of 12 month licenses sold in prior periods. In June 2005 the Company ceased selling all but special purpose licenses and it anticipates a significant decrease in revenues from this product line in 2006.

      License revenues of $0.7 million decreased approximately $1.6 million or 69% for the twelve months ended December 31, 2004, compared to the same period in 2003. License revenues in 2004 were essentially generated from licenses sold with upgrades offered when and if available over the term of the license. Conversely, during 2003, the Company generated license revenue from licenses sold without upgrades offered over the term of the contract. These licenses met the revenue recognition requirements and were therefore recognized upon delivery of the software. These licenses included three licenses purchased by international Value Added Resellers (“VAR”s), two international sales through its London office and two multi-year licenses. The Company has ceased pursuing sales through reseller channels and closed the department that supported this process at its headquarters. It has also closed its London office in December 2003 due to costs involved in supporting that location. One of the multi-year licenses remains in place and another was subsequently modified. The Company believes that revenues in this unit will continue to decrease as the Company focuses on increasing distribution of licenses through lower rates for special purpose licenses and focus efforts on other units of the business.

      Related party license revenues of $3.5 million for 2005 were consistent with 2004. These revenues were attributable to 12 months of amortization in both years of revenue recognized under a 27 month agreement with AOL that was executed in October 2003. These revenues will be eliminated in 2006.

      Related party license revenues of $3.5 million increased approximately $1.8 million, or 104%, for the year ended December 31, 2004 compared to 2003. The increase is attributable to the difference in the agreements AOL was working under. In 2004, AOL was working under one agreement the whole year which amounted to $3.5 per year in license revenue. In 2003, this agreement was only outstanding for approximately 3 months, prior to which the Company recognized $1 million in license revenue.

Cost of revenues

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Search	$173	284%	$45	N/A %	$—
Advertising systems	3,487	2,542	132	N/A	—
Services	3,480	13	3,074	(47)	5,776
Licenses	12	100	6	(94)	97

Total cost of revenues	$7,152	120%	$3,257	(45)%	$5,873
Percentage of total revenues	28%		22%		43%

      The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results have been minimal. The Company believes that as Search revenue increases the hosting services associated with this revenue will increase although we do not anticipate an increase in the costs as a percentage of revenues.

      Cost of revenues from advertising systems was $3.5 million for the year ended December 31, 2005 compared to $0.1 million in 2004. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. As advertising system revenue increases, expenses for bandwidth will also increase, however, the Company believes that costs as a percentage of revenue will decrease since it expects to receive improved pricing efficiencies for hosting and delivery services.

      Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services was $3.5 million for the year ended December 31, 2005 compared to $3.1 million in 2004. The increase in expense was primarily due to an increase in salaries of $0.3 million. Services expenses as a percentage of services revenues increased from 42% of revenues in 2004 to 55% in 2005. The increase was principally due to a reduction in higher margin maintenance revenues in 2005 as compared to 2004. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2006.

      Cost of revenues for services decreased 47% to $3.1 million in 2004 from $5.8 million in 2003. The decrease in cost of revenues for services is attributable to the decrease in service revenues. Services expenses as a percentage of services revenues decreased from 61% to 42% because of the $0.5 million payment made in February 2004, which was recognized as revenue in 2004 against which the cost had been recognized in cost of revenues in 2003, and due to more effective cost controls, including a reduced reliance on outside contractors, by the services group.

      Cost of revenues in 2003 for licenses consists primarily of commissions to VARs.

Sales and marketing

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Sales and Marketing	$5,115	37%	$3,732	(57)%	$8,723
Percentage of total revenues	20%		26%		64%

      Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

      Sales and marketing expenses of $5.1 million for the year ended December 31, 2005 increased by $1.4 million or 37% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $1.2 million, in addition to ad systems marketing costs which increased by $0.2 million. This was offset by a decrease in search marketing costs of $0.3 million related to the launch of the search business in the first quarter of 2004. The Company believes that sales and marketing expenses will increase in 2006 primarily due to the implementation of new accounting rules effective January 1, 2006, require that the fair value of stock option grants be reflected within operating results and a net addition of employees in this area related to the expansion of ad systems sales in the fourth quarter as well as increased commission and marketing costs associated with increases in revenues in search and advertising systems.

      Sales and marketing expenses decreased by $5.0 million, or 57%, for the year ended December 31, 2004 compared to the same period in 2003 due to a decrease in personnel in the sales and marketing area. Personnel costs including fringe benefits decreased by $3.7 million due to a reduction in sales staff associated with slower license sales, and a change in marketing emphasis and support. Travel and entertainment expenses decreased by $0.4 million due to a reduction in sales staff and a decrease in the number of trade events attended by the Company. Consulting expenses, including marketing expenses such as trade shows, decreased by $0.7 million related to decreases in marketing efforts for certain products compared to the same period last year. Non-cash stock-based compensation charges decreased $0.5 million due to headcount reductions in sales and marketing personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. Currently, the Company issues stock options with an exercise price equal to the market value of the common stock on the date of grant. These decreases were offset by an increase in marketing expense related to launching and building the Company's search business of $0.9 million.

Research and development

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Research and development	$4,479	31%	$3,432	(18)%	$4,209
Percentage of total revenues	18%		25%		32%

      Research and development expenses consist primarily of salaries and benefits for software developers, and contracted development related to the Company's product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company's products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software during the application development stage. The Company expenses costs incurred during preliminary project assessment.

      The Company's research and development efforts are primarily directed at creating new technology in an effort to improve the overall quality of Viewpoint's products: the Viewpoint Media Player and

Enliven, its proprietary software tools for creating digital content; the Viewpoint Toolbar; and advertising systems products. During 2005, the Company's research and development department developed several new upgrades to the VMP, in particular VETScript, a new component enabling full scripting capabilities to the VMP using JavaScript syntax, as well as a new video component supporting video transparency, full screen acceleration and a better compression technology based on On2 VP7. The group also released Enliven, the first complete authoring package for the VMP. Additionally the Company's research and development department developed a new advertising platform, which is the successful merging of the old Unicast Advertising Platform and Viewpoint Advertising Platform. The new platform provides improvements in three main areas: workflow efficiencies, ad production, and reporting. During 2005, the Company's research and development department improved the Viewpoint Toolbar, making it more stable and more flexible while adding more features, in particular Fotomat, a client side digital photograph management application with online printing and sharing services.

      Research and development expenses increased by $1.0 million, or 31%, for the year ended December 31, 2005 compared to the same period last year. The most significant change resulted from salaries which increased by $0.9 million associated with employees added as a result of the Unicast acquisition. In addition, the Company's research and development team created a new advertising platform used to host the ad serving business. The Company believes that costs in this area will increase primarily due to the implementation of new accounting rules effective January 1, 2006, that require that the fair value of stock option grants be reflected within operating results.

      Research and development expenses decreased by $0.8 million or 18% for the year ended December 31, 2004 compared to the same period in 2003. The most significant decrease came in non-cash stock-based compensation which decreased $0.8 million due to headcount reductions in research and development personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. These decreases were off-set by an increase in salaries and benefits of $0.3 million. Salaries and benefits increased due to specific engineering salaries and benefits that were classified as cost of revenues as a result of revenue generating customer specific development work during the first three quarters of 2003. Such contracts did not exist in the same period of 2004. This was offset by a reduction in bonuses of $0.2 million for payments made during 2003 for the completion of certain projects were not paid in 2004. Travel and entertainment expenses decreased by $0.1 million due to a reduction in travel associated with reductions in staffing levels during the year.

General and administrative

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
General and Administrative	$10,054	39%	$7,220	(37)%	$11,549
Percentage of total revenues	40%		48%		86%

      General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

      General and administrative expenses increased by $2.8 million, or 39%, for the year ended December 31, 2005 compared to the same period last year. Non-cash stock based compensation increased by $1.5 million related to charges taken on extending the options for former officers who left the Company during 2005. Salary, bonus and fringe benefit costs increased by $0.7 million due primarily to new employees associated with the Unicast acquisition and reclassifications of certain employees to this department. Bad debt expense increased $0.1 million principally due to receipt of a payment in 2004 from customers who had an account that was written off by the Company in 2003, in addition to increased receivable balances related to the ad systems business increasing the Company's overall reserve balance. The Company believes that costs in this area will increase primarily due to the implementation of new accounting rules effective January 1, 2006, that require that the fair value of stock option grants be reflected within operating results.

      General and administrative expenses decreased by $4.3 million or 37% for the year ended December 31, 2004 compared to the same period in 2003. Non-cash stock-based compensation decreased by $1.1 million due to headcount reductions in general and administrative personnel who had received option grants in the past where the exercise price was lower than the market value of the Company's common stock on the date of grant, or whose options became fully vested. Bad debt expense decreased by $1.2 million due in part to the collection of accounts written off during 2003. Facility costs decreased by $0.4 million associated with the closing of a facility in Utah in a restructuring completed in 2003. Total compensation costs including fringe benefits decreased by $0.6 million associated with the reduction in executive staff associated with the cost reduction programs implemented by management in 2003. Corporate costs were reduced by $0.6 million from 2003 due to costs incurred with outside counsel and accountants offset by additional costs associated with implementing the requirements of Sarbanes Oxley's Section 404 in 2004.

Depreciation

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Depreciation	$870	2%	$853	(45)%	$1,543
Percentage of total revenues	3%		6%		11%

      Depreciation expense remained relatively constant in 2005 compared to 2004. Depreciation expense decreased $0.7 million or 45% in 2004 compared to 2003 due to a reduction in depreciable equipment used in our Company stemming from our restructurings in 2003 and the retirement of equipment at the conclusion of its useful life.

Amortization of intangible assets

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Amortization of intangible assets	$678	3,888%	$17	70%	$10
Percentage of total revenues	3%		0%		0%

      Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition, which amounted to $4.5 million. Intangible assets, excluding Goodwill, included trademarks, acquired technology and website partner relationships. Viewpoint will be amortizing these values over the useful lives which range from 3 to 10 years.

Restructuring charges

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Restructuring charges	$—	(100)%	$(106)	(105)%	$2,023
Percentage of total revenues	—%		(1)%		15%

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

Impairment of goodwill and other intangible assets

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$7,778	N/A	$—	N/A	$—
Percentage of total revenues	31%		—%		—%

      During the Company's annual goodwill impairment review in 2005, the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services segment had experienced an impairment of its allocated Goodwill at December 31, 2005. The Company then performed the second step of the impairment test in accordance with SFAS No. 142. Following the completion of that step the Company recorded an impairment expense of $7.8 million. See Note 7 of the consolidated financial statements.

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

Interest and other income, net

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Interest and other income, net	$131	118%	$60	(76)%	$254
Percentage of total revenues	1%		0%		2%

      Interest and other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company's cash, cash equivalents and marketable securities balances and market interest rates.

      Interest and other income increased by $0.1 million or 118%, in 2005 compared to 2004, and decreased $0.2 million or 76%, in 2004 compared to 2003 based on the change in average cash, cash equivalents and marketable securities balances as well as the change in interest rates.

Interest expense

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Interest Expense	$(1,178)	26%	$(936)	(2)%	$(958)
Percentage of total revenues	(5)%		(6)%		(7)%

      Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company's outstanding Unicast and subordinated notes.

      In 2005, as a result of the Unicast acquisition, the Company assumed $2.8 million of debt, which caused the increase in interest expense for the year. The debt includes $1 million of unsecured debt bearing an interest rate of 5% per annum that matures in 2011, and a $1.8 million five year term loan maturing in 2011 with an interest rate of 5% per annum.

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

Loss on conversion of debt

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Loss on conversion of debt	$—	N/A	$(810)	N/A	$—
Percentage of total revenues	—%		(6)%		—%

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

      During the period beginning on April 15, 2004 and ending on May 20, 2004, a period which covered 25 consecutive trading days, the dollar volume-weighted average price of the Company's common stock exceeded 150% of the conversion price applicable to the outstanding convertible notes and the Company determined to exercise its right to convert the outstanding notes into shares of Company common stock. Accordingly, on May 20, 2004, the Company informed the institutional investors holding the outstanding convertible notes that it would exercise its right to convert that debt. On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss on conversion of $0.2 million which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,204	(129)%	$(4,180)	(446)%	$1,209
Percentage of total revenues	5%		(29)%		9%

      Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” the Company recorded a gain of $1.2 million in 2005 based on the changes in fair values of the outstanding warrants to purchase common stock due to the decrease in the value of the Company's common stock. In 2004, the Company recognized a loss based on the changes in fair values of the conversion options of the convertible notes of $3.0 million and warrants to purchase common stock of $1.2 million and a gain for 2003 based on the changes in fair values of the conversion options of the convertible notes of $1.0 million and warrants to purchase common stock of $0.2 million. Gains and losses are calculated based upon changes in the Company's common stock value and the number of common stock equivalents that the associated financial instruments may be settled in.

      The expenses in this area in 2006 will be driven by changes in the Company's common stock price that is partially beyond the control of the Company. This account will experience an increase in expense if the Company's stock price increases.

Loss on early extinguishment of debt

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Loss on early extinguishment of debt	$—	N/A	$—	(100)%	$(1,682)
Percentage of total revenues	—%		—%		(12)%

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

Adjustment to net loss on disposal of discontinued operations, net of tax

	2005	% Change	2004	% Change	2003
	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$145	12%	$129	(18)%	$157
Percentage of total revenues	—%		1%		1%

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

      During the years ended December 31, 2005, 2004 and 2003, the Company recorded an adjustment to net loss on disposal of discontinued operations, net of tax, of $0.1 million, $0.1 million and $0.2 million respectively, as a result of changes in estimates related to accounts receivable and liabilities of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

Recent Accounting Pronouncements

      In December 2004, the FASB issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”) , which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95 , “Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company January 1, 2006. The Company will use the prospective method and estimates an annual expense of $2.5 million.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on its consolidated financial statements.

      In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopt SFAS No. 123(R), and it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents, and marketable securities totaled $9.1 million at December 31, 2005, up from $8.7 million at December 31, 2004 and up from $9.5 million at December 31, 2003. There were no off-balance sheet arrangements for the periods presented.

	2005	2004	2003

Cash used in operating activities	$(5,958)	$(9,656)	$(4,100)
Cash provided by (used in) investing activities	(657)	(1,813)	(485)
Cash provided by financing activities	7,245	9,242	1,966

Revision in the Classification of Certain Securities

      In connection with the preparation of the current year financial statements, management concluded that it was appropriate to include the Company's auction rate municipal bonds and certain other investments as marketable securities. Previously, such investments had been recorded as cash and cash equivalents. Accordingly, the Company has revised the balances to report $0.2 million of these securities as marketable securities in the Company's Consolidated Balance Sheet as of December 31, 2004. The Company has also made adjustments to the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statement of Cash Flows, or the Company's previously reported Consolidated Statements of Operations for any period.

Operating activities

      In 2005 cash used in operating activities was $6.0 million, a decrease of $3.7 million from 2004. The use of cash was caused by $10.6 million in net loss, $4.6 million in related party deferred revenue being recognized as revenue, which related to the revenue recognized in 2005 representing cash received in 2003 related to the 2003 AOL agreement; and the change in the fair values of warrants of $1.2 million, representing the non-cash gain recognized related to the decrease in the value of the warrants. These were offset by the non-cash goodwill impairment of the services reporting unit of $7.8 million, non-cash stock based compensation of $1.8 million, and depreciation and amortization expense of $1.5 million. Net operating cash used included $1.8 million of negative net assets assumed in the Unicast acquisition.

      In 2004 cash used in operating activities was $9.7 million, an increase of $5.6 million compared to 2003. The use of cash was caused by $9.7 million in net loss increased by the recognition of $5.1 million in revenue principally associated with the $9 million AOL amended license agreement that was executed and paid in the fourth quarter of 2003. Revenue for this agreement is recognized ratably over the nine quarters ending in December 2005. Additionally, outstanding billings for our new search and advertising systems segments increased by over $2.0 million in comparable fourth quarters which contributed to an increase of $1.9 million in accounts receivable. This was offset by several non-cash expenses that impacted the net loss including the $4.2 million non-cash loss related to the change in fair value of warrants to purchase common stock and conversion feature of the convertible debt caused by the increase in the Company's share price. Additionally non-cash stock based compensation, depreciation and amortization, and write-off of debt discount and issuance cost, and the loss related to the conversion of debt and issuance of stock below fair market value related to the private placement in March 2004 totaled $2.6 million decreasing the use of cash by operating activities.

      In 2003, cash used in operating activities was $4.1 million. The use was primarily due to an overall reduction in our expenses due to our restructurings that resulted from our lower level of sales and revenues. Additionally our October 2003 license sale to AOL resulted in our receipt of $10.0 million in payments for licenses and services that were provided through December 2005. At December 31, 2003, $9.2 million of this contract remained in deferred revenue.

Investing activities

      In 2005, cash used by investing activities was $0.7 million, attributable to capital expenditures of $0.4 million, and $0.5 million related to the acquisition of Unicast, offset by net proceeds from short-term marketable securities of $0.2 million.

      In 2004, cash used by investing activities was $1.8 million, primarily due to net purchases of short-term marketable securities of $1.4 million. Capital expenditures were $0.4 million.

      In 2003, cash used in investing activities was $0.5 million caused by the net purchases of marketable securities of $0.6 million and capital expenditures of $0.5 million offset by a reduction in restricted cash of $0.6 million.

Financing activities

      In 2005 net cash provided by financing activities was $7.2 million, caused primarily by the private placements in the second and fourth quarters amounting to $6.8 million net of issuance costs.

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

      Pursuant to SFAS No. 133 and EITF Issue No. 00-19, the Company was required to bifurcate the fair value of the conversion options from the new convertible notes and record the fair value of the conversion options as long-term liabilities. The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion options and original warrants in the Company's consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

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

      On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. In addition, the Company recorded a loss of $0.2 million on conversion which represented the difference between the fair value of the common stock issued in exchange for the notes and the carrying value of the convertible notes on the date of conversion. This change was primarily comprised of the write-off of unamortized loan discount and debt issuance costs.

      For the year ended December 31, 2005, the Company recorded a gain related to the change in the valuation expense for the outstanding warrants of $1.2 million, resulting from a decrease in the fair market value of the Company's common stock. For the year ended December 31, 2004, the Company recognized a change in valuation expense for the converted notes and outstanding warrants of $3 million and $1.2 million, respectively, resulting from an increase in the fair market value of the Company's common stock. For the year ended December 31, 2003, the Company recognized a gain related to the change in valuation for the converted notes and outstanding warrants of $1 million and $0.2 million, respectively, resulting from a decrease in the fair market value of the Company's common stock.

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

      On July 27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the holder of the subordinated note. As discussed in more detail below, the $0.1 million was accounted for as a reduction in the carrying value of the subordinated debt.

      Other Transactions

      On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million.

      Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. Viewpoint also assumed negative net working capital from Unicast of $1.8 million. Based upon the working capital calculation during the period following the acquisition Viewpoint has no additional obligation to issue shares or pay cash to the seller.

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

      In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized revenue from this agreement ratably through December 31, 2005, which represented the duration of the Company's obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

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

      In December 2005 the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, pursuant to this private placement we issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million as issuance costs in the transaction. In July 2005, the Company sold 1.3 million shares of stock in a private placement for $2.0 million or $1.55 per share. From March through June, 2004 Viewpoint converted $2.7 million of convertible debt to equity. Additionally, in March 2004 the Company sold 1.5 million shares of stock in a private placement for $3.7 million or $2.45 per share. Finally, in December 2004, the Company sold 1.9 million shares of common stock in a private placement for $5.0 million or $2.65 per share.

      As of December 31, 2005, the Company had cash commitments totaling approximately $12.4 million through 2011, related to long-term convertible notes, employee agreements, future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-Term Debt Obligations (A)	$3,500	$450	$3,050	$—	$—
Operating Lease Obligations	3,726	986	1,854	886	—
Interest Payments on Long-Term Debt Obligations	881	189	267	78	347
Employee Agreement	105	105	—	—	—
Unicast Debt Obligations (B)	2,750	292	700	700	1,058
Konica Minolta Photo Imaging USA Inc. Obligation	300	300	—	—	—
Purchase Obligations	1,096	1,096	—	—	—

Total	$12,358	$3,418	$5,871	$1,664	$1,405

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations, are sufficient to meet its operating cash flow needs and anticipated capital expenditure and financing activity requirements at least through December 31, 2006. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued. If the Company's expected revenue targets are not achieved management would consider implementing cost reduction measures including workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company's freedom to operate the business or may have rights, preferences or privileges senior to the Company's common stock and may dilute the Company's current shareholders' ownership interest in Viewpoint.

(A)	Amounts disclosed within the Company's balance sheet represent the discounted value as of December 31, 2005. The Company is accreting the note to its face value using the interest method. As of December 31, 2005, the discount on the debt totaled $1.0 million.
(B)	Amounts disclosed within the Company's balance sheet represent the discounted value as of December 31, 2005. The Company is accreting the note to its face value using the interest method. As of December 31, 2005, the discount on the debt totaled $1.0 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company has no derivative financial instruments other than warrants to purchase its own common stock as of December 31, 2005. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company's portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

      1. Index to Financial Statements

      The following financial statements are filed as part of this Report:

      2. Index to Financial Statement Schedule

Page
Schedule
Schedule II—Valuation and Qualifying Accounts	81

      All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viewpoint Corporation

      We have completed integrated audits of Viewpoint Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 17, 2006

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,437	$5,804
Marketable securities	2,674	2,858
Accounts receivable, net of reserve of $419 and $430, respectively	4,336	2,583
Related party accounts receivable	6	26
Prepaid expenses	510	421

Total current assets	13,963	11,692

Restricted cash	182	320
Property and equipment, net	1,218	1,485
Goodwill	25,537	31,276
Intangible assets, net	4,131	230
Other assets	105	270

Total assets	$45,136	$45,273

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,834	$1,218
Accrued expenses	635	244
Deferred revenues	178	431
Related party deferred revenues	29	4,607
Current portion of notes payable	814	—
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	5,266	7,276

Deferred rent	334	365
Warrants to purchase common stock	982	1,286
Subordinated notes, including amounts due to a related party of $2,090 and $2,081, respectively	2,090	2,388
Unicast notes	1,582	—

Total liabilities	10,254	11,315

Commitments and contingencies (note 12)
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $.001 par value; 100,000 shares authorized—64,849 shares issued and 64,689 shares outstanding at December 31, 2005, and 56,704 shares issued and 56,544 shares outstanding at December 31, 2004	65	57
Paid-in capital	301,769	290,260
Deferred compensation	(3)	(5)
Treasury stock at cost; 160 at December 31, 2005 and 2004	(1,015)	(1,015)
Accumulated other comprehensive (loss)	(63)	(60)
Accumulated deficit	(265,871)	(255,279)

Total stockholders' equity	34,882	33,958

Total liabilities and stockholders' equity	$45,136	$45,273

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenues:
Search	$9,424	$2,698	$—
Advertising systems	5,448	305	—
Services	5,269	4,822	4,291
Related party services	1,057	2,468	5,226
Licenses	608	704	2,283
Related party licenses	3,490	3,535	1,729

Total revenues	25,296	14,532	13,529

Cost of Revenues:
Search	173	45	—
Advertising systems	3,487	132	—
Services	3,480	3,074	5,776
Licenses	12	6	97

Total cost of revenues (exclusive of depreciation and amortization shown separately below)	7,152	3,257	5,873

Gross profit	18,144	11,275	7,656

Operating expenses:
Sales and marketing	5,115	3,732	8,723
Research and development	4,479	3,432	4,209
General and administrative	10,054	7,220	11,549
Depreciation	870	853	1,543
Amortization of intangible assets	678	17	10
Restructuring charges	—	(106)	2,023
Impairment of goodwill	7,778	—	—

Total operating expenses	28,974	15,148	28,057

Loss from operations	(10,830)	(3,873)	(20,401)

Other income (expense), net
Interest and other income; net	131	60	254
Interest expense	(1,178)	(936)	(958)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	1,204	(4,180)	1,209
Loss on conversion of debt	—	(810)	—
Loss on early extinguishment of debt	—	—	(1,682)

Total other income (expense)	157	(5,866)	(1,177)

Loss before provision for income taxes	(10,673)	(9,739)	(21,578)
Provision for income taxes	64	90	81

Net loss from continuing operations	(10,737)	(9,829)	(21,659)
Adjustment to net loss on disposal of discontinued operations	145	129	157

Net loss	$(10,592)	$(9,700)	$(21,502)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.18)	$(0.18)	$(0.47)
Net income (loss) per common share from discontinued operations	0.00	0.00	0.00

Net loss per common share	$(0.18)	$(0.18)	$(0.47)

Weighted average number of shares outstanding—basic and diluted	58,631	52,955	45,280

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Paid-in Capital	Deferred Compensation	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity	Comprehensive Loss
Balances at December 31, 2002	41,179	$41	$267,569	$(4,130)	(160)	$(1,015)	$(36)	$(224,077)	$38,352

Issuance of common stock upon the exercise of stock options	13	—	10	—	—	—	—	—	10
Issuance of common stock	3,125	3	2,497	—	—	—	—	—	2,500
Issuance of common stock to CA in repayment of promissory note	682	1	2,728	—	—	—	—	—	2,729
Issuance of common stock option awards	—	—	14	(14)	—	—	—	—	—
Cancellation of common stock option awards	—	—	(1,162)	1,162	—	—	—	—	—
Amortization of deferred compensation	—	—	—	2,707	—	—	—	—	2,707
Issuance of shares in conjunction with debt and equity financing	1,351	1	892		—	—	—	—	893
Issuance of shares in conjunction with the issuance of the subordinated notes	3,615	4	1,803	—	—	—	—	—	1,807
Translation adjustment	—	—	—	—	—	—	(27)	—	(27)	$(27)
Unrealized gain on marketable securities	—	—	—	—	—	—	(2)	—	(2)	(2)
Net loss	—	—	—	—	—	—	—	(21,502)	(21,502)	(21,502)

Balances at December 31, 2003	49,965	50	274,351	(275)	(160)	(1,015)	(65)	(245,579)	27,467	(21,531)

Issuance of common stock upon the exercise of stock options	716	1	581	—	—	—	—	—	582
Issuance of common stock, net of issuance cost of $15	3,387	3	9,138	—	—	—	—	—	9,141
Issuance of common stock upon conversion of debt	2,636	3	6,130	—	—	—	—	—	6,133
Cancellation of common stock option awards	—	—	(18)	18	—	—	—	—	—
Issuance of common stock option awards	—	—	59	—	—	—	—	—	59
Amortization of deferred compensation	—	—	—	252	—	—	—	—	252
Issuance of common stock for interest expense	—	—	19	—	—	—	19
Translation adjustment	—	—	—	—	—	—	5	—	5	$5
Net loss	—	—	—	—	—	—	—	(9,700)	(9,700)	(9,700)

Balances at December 31, 2004	56,704	57	290,260	(5)	(160)	(1,015)	(60)	(255,279)	33,958	(9,695)

Issuance of common stock upon the exercise of stock options	670	1	517	—	—	—	—	—	518
Issuance of common stock related to acquisition of Unicast	1,085	1	2,966	—	—	—	—	—	2,967
Issuance of common stock to related party net of issuance cost of $68	1,290	1	1,931	—	—	—	—	—	2,458
Capital contribution resulting from restructuring of notes payable	—	—	458	—	—	—	—	—	458
Issuance of common stock, net of issuance costs of $336	5,100	5	3,858	—	—	—	—	—	3,863
Amortization of deferred compensation	—	—	—	2	—	—	—	—	2
Stock compensation related to modification of stock options	—	—	1,779	—	—	—	—	—	1,779
Unrealized gain on investments	—	—	—	—	—	—	(6)	—	(6)	$(6)
Translation adjustment	—	—	—	—	—	—	3	—	3	3
Net loss	—	—	—	—	—	—	—	(10,592)	(10,592)	(10,592)

Balances at December 31, 2005	64,849	$65	$301,769	$(3)	(160)	$(1,015)	$(63)	$265,871	$34,882	$(10,595)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(10,592)	$(9,700)	$(21,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash stock-based compensation charges	1,781	312	2,707
Other income from issuance of common stock to Computer Associates in settlement of a promissory note	—	—	(200)
Restructuring charges	—	(106)	2,023
Impairment of goodwill and other intangible assets	7,778	—	—
Depreciation and amortization	1,548	870	1,554
Provision for bad debt	78	(33)	1,160
Interest expense paid using common stock	—	18	—
Loss on sale and disposal of equipment	—	31	226
Forgiveness, reserve and recovery of notes receivables	—	—	750
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(1,204)	4,180	(1,209)
Loss on early extinguishment of debt	—	—	1,682
Amortization of debt discount and issuance costs	996	656	458
Loss on conversion of debt	—	810	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	223	(1,900)	1,115
Related party accounts receivable	20	888	(76)
Prepaid expenses	(17)	235	(359)
Accounts payable	(707)	(95)	(1,008)
Accrued expenses	(1,031)	(779)	(927)
Due to/from related parties	—	—	8
Deferred revenues	(253)	8	89
Related party deferred revenues	(4,578)	(5,051)	9,409

Net cash used in operating activities	(5,958)	(9,656)	(4,100)
Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	10,290	5,350	2,025
Purchases of marketable securities	(10,112)	(6,752)	(2,591)
Net (increase)/decrease in restricted cash	138	68	566
Purchases of property and equipment	(389)	(418)	(461)
Sale of property and equipment	—	—	7
Purchases of patents and trademarks	(72)	(61)	(31)
Acquisition of Unicast	(512)	—	—

Net cash (used) by investing activities	(657)	(1,813)	(485)
Cash flows from financing activities:
Proceeds from issuance of common stock net of issuance costs of $311	6,789	8,660	2,500
Proceeds from issuance of subordinated notes and common stock, net of issuance costs paid of $194	—	—	3,306
Repayment of convertible notes	—	—	(3,300)
Payment of issuance costs on convertible notes	(61)	—	(583)
Restricted cash in escrow for interest on convertible notes	—	—	33
Proceeds from exercise of stock options	517	582	10

Net cash provided by financing activities	7,245	9,242	1,966
Effect of exchange rates changes on cash	3	(1)	(27)
Net increase (decrease) in cash and cash equivalents	633	(2,228)	(2,646)
Cash and cash equivalents at beginning of year	5,804	8,032	10,678

Cash and cash equivalents at end of year	$6,437	$5,804	$8,032

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$64	$89	$139
Cash paid during the year for interest	226	169	316
Net assets acquired in Unicast acquisition:
Accounts receivable, net	2,056	—	—
Prepaids	7	—	—
Other assets	22	—	—
Fixed assets	128	—	—
Goodwill and intangible assets	6,547	—	—
Accounts payable and accrued expenses	(3,578)	—	—
Unicast Debt	(1,702)	—	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Unicast acquisition:
Common stock	(1)	—	—
APIC	(2,967)	—	—
Unrealized gains (losses) on marketable securities	(6)	(1)	2
Stock issuance costs accrued and not yet paid	25	—	—
Capital contribution resulting from restructuring of note payable	458	—	—
Issuance of warrants in conjunction with stock issuance	901	—	—
Issuance of common stock for convertible notes	—	2,700	—
Issuance of common stock in settlement of promissory note	—	—	2,728
Issuance of common stock as partial repayment of convertible notes	—	—	1,000
Acquisitions costs accrued and not yet paid	—	50	—
Purchase of property and equipment accrued and not yet paid	85	86	—
Rent credit received related to lease-hold improvements	—	—	34

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

      Overview. Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction.

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

      The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company's distribution and the exclusive rights to display search results to the Viewpoint Toolbar. This variable fee is based on users' clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Viewpoint Toolbar. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

      In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user's computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. We have licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. Our new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

      Viewpoint also offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites. In March 2004, Viewpoint announced the availability of “AirTime”, a predecessor of UAP that permited users to manage and deploy online video advertising campaigns.

      On January 3, 2005 Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Viewpoint's

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet's most active websites including Microsoft's MSN, Yahoo! and America Online. The addition of Unicast significantly accelerated the Company's growth in its advertising systems segment.

      Viewpoint also provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. The professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client's particular purpose, whether over the web, intranet systems or offline media and applications. Viewpoint provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2005 include America Online, Toyota Motor Services, General Electric and Sony.

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

Liquidity

      The Company had cash, cash equivalents and marketable securities of $9.1 million at December 31, 2005. During the year ended December 31, 2005, net cash used in operations amounted to $6.0 million. Though the Company extended the maturity date of $3.1 million in subordinated debt during 2005, it has had significant quarterly and annual operating losses since its inception, and as of December 31, 2005, had an accumulated deficit of $265.9 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

      The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure and financing activity requirements at least through December 31, 2006. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued.

      If the Company's expected revenue targets are not achieved management would consider implementing cost reduction measures including workforce reductions as well as reductions in overhead

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms.

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include revenue, receivables, liabilities, warrants, goodwill, and intangible and fixed asset useful lives.

Cash Equivalents and Marketable Securities

      The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

      The Company considers its marketable securities portfolio available-for-sale as defined in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders' equity. The cost of an investment is determined based on specific identification. Realized gains or losses on marketable securities were not material for all periods presented.

      The Company invests its cash in accordance with a policy that seeks to maximize returns while ensuring both liquidity and minimal risk of principal loss. The policy limits investments principally to certain types of instruments issued by institutions with investment grade credit ratings, and places restrictions on maturities and concentration by type and issuer. The majority of the Company's portfolio is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company's marketable securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments although the Company expects all issuers to perform their obligations.

Revision in the Classification of Certain Securities

      In connection with the preparation of the current year financial statements, management concluded that it was appropriate to include the Company's auction rate municipal bonds and certain other investments as marketable securities. Previously, such investments had been recorded as cash and cash equivalents. Accordingly, the Company has revised the balances to report $0.2 million of these securities as marketable securities in the Company's Consolidated Balance Sheet as of December 31, 2004. The Company has also made adjustments to the Company's Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statement of Cash Flows, or the Company's previously reported Consolidated Statements of Operations for any period.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

      Included in restricted cash at December 31, 2005 and 2004 was $0.2 million and $0.3 million, respectively, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company's New York facility, as well as future interest payments as discussed below, that were included in the 2004 balance.

      The convertible notes agreement entered into on December 31, 2002, required the Company to set up an interest escrow account containing the total interest to be paid for the first two years the notes were outstanding. The balance in the interest escrow account as of December 31, 2004 was $0.1 million. In 2004 the notes were converted into stock, effectively extinguishing the notes. Since there was no further need for the escrow account, this account was closed in 2005.

Goodwill and Intangible Assets

      All remaining and future acquired goodwill are subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach in order to estimate the reporting unit's enterprise value. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market comparables or discounted cash flow using a discount rate of 18%, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. In determining fair value of the reportable units and the impairment amount, we consider estimates and judgments that affect the future cash flow projections as well as comparable companies. Actual results may differ from these estimates under different assumptions or conditions. See Note 7 for more information regarding goodwill and goodwill impairment.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Developed for Internal Use

      In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF 00-02 “Accounting for Web Site Development Costs,” the Company capitalizes certain costs for software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software or website development, during the application development stage. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training, and application maintenance.

Stock-Based Compensation

      The Company accounts for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” (FIN 44), and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, compensation expense is recognized over the vesting period based on the difference, if any, at the date of grant between the excess of fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

      Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company has accounted for its Stock Option Plans under the fair value method of SFAS No. 123. The fair value of options issued under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.40%	3.41%	2.80%
Dividend yield	—	—	—
Volatility factor	1.00	1.00	1.00
Weighted average expected life in years	2.4	4.3	4.5

      The following summarizes the weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003:

	Options Outstanding
	2005	2004	2003
Exercise price equal to fair value	$1.63	$1.10	$0.63

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      For purposes of pro forma disclosures, the estimated fair value of the Company's options is amortized to expense over the options' vesting period. The Company's pro forma net loss and net loss per common share would approximate the following (in thousands, except per share amounts):

	December 31,
	2005	2004	2003
Net Loss	$(10,592)	$(9,700)	$(21,502)
Add: Stock-based employee expense included in reported net loss, net of related tax effects	1,781	311	2,707
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,159)	(3,143)	(5,711)

Pro forma net loss	(12,970)	(12,532)	(24,506)

Basic and diluted net loss per share—as reported	$(0.18)	$(0.18)	$(0.47)
Basic and diluted net loss per share—pro forma	$(0.22)	$(0.24)	$(0.54)
Weighted average number of shares outstanding—basic and diluted	58,631	52,955	45,280

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates grants of additional awards in future years.

      On August 25, 2005, the Company entered into a separation agreement with its chief executive officer whereby the officer's employment with the Company would end on September 15, 2005. The separation agreement also modified the terms of option issuances to extend the life of 2.1 million options vested at the date of separation from three months to two years. As the officer's options were fully vested on September 15, 2005, the date of the officer's separation, the Company recorded an expense of $1.1 million on that date, which represented the incremental intrinsic value (difference between market value and the exercise price of the option) on the date of modification.

      On April 14, 2003, the Company granted 2.3 million non-statutory stock options to acquire Company common stock, to certain executives of the Company at an exercise price equal to the fair market value of the Company's common stock on the date of grant. Twenty-five percent of the options vest on the first anniversary of the date of grant and the remaining options vest at the rate of 1/36th per month thereafter. On July 1, 2003, the Company modified the terms to accelerate the vesting of a grant to one executive (referred to below as the “Modification”). In addition the Company also extended the life of the options vested at the date of termination from three months to three years. These modifications affected 1.9 million shares outstanding. In accordance with FIN 44, no compensation charge has been recorded through December 31, 2004. When the executive's employment ends for reasons other then cause, and if the options are still outstanding, the modification to the options would be determined to be beneficial to the executive and a non-cash compensation charge of up to $0.6 million would be charged to operations.

      The executive's employment terminated on June 30, 2005, and as the Modification to the options was determined to be beneficial to the executive on that date, the Company recorded a non-cash compensation charge of $0.6 million. In addition, on June 30, 2005, another employee became a consultant of the Company. As the option plan allowed for this transfer in duties, no modification expense was recognized, but the Company began to account for the options outstanding at fair market value in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” and recognized a compensation expense of $0.1 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      In November 2003, the Company modified the terms of six stock option grants to certain employees and officers to reduce the vesting period from four years to two years. The Company may record a non-cash stock-based compensation charge based upon the difference between the closing price the day of the modification and the closing price on the date of the grant for any of the 1.25 million options modified. The weighted average grant price for these options is $0.76. Such charge would be recorded if the executives are expected to derive a benefit from the acceleration. If any executive ceases employment during the original vesting period then the modification to accelerate will be determined to be beneficial, resulting in a non-cash compensation charge of less than $0.1 million.

Foreign Currency Translation

      The functional currency of each of the Company's foreign subsidiaries is its local currency. Financial statements of these foreign subsidiaries are translated to U.S. dollars for consolidation purposes using current rates of exchange for assets and liabilities and average rates of exchange for revenues and expenses. The effects of currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in the statements of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, are included in other income in the statements of operations. Overseas operations were immaterial for all periods presented.

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

      Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. Search Advertising revenue is an extension of the Company's licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company's products. License revenues are generated from licensing the rights to use products directly to customers.

      The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company's distribution and the ability to display search results to the Viewpoint Toolbar. This variable fee is based on users' clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Viewpoint Toolbar. The Viewpoint Toolbar's search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

      In addition, Viewpoint also offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

      Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on time and materials to complete a project for the customer. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. Those estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company's estimates have been consistent with actual costs.

      On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. Software license revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. Fees from licenses sold together with fee-based professional services were generally recognized as revenue upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The percentage of completion method were used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist. For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of VSOE in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately.

      Standard terms for service arrangements, which are typically billed and collected on an installment basis, require final payment within 90 days of completion of the services. Standard terms for license arrangements required payment within 90 days of the contract date, which typically coincided with delivery. Probability of collection is based upon the assessment of the customer's financial condition through the review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. The Company's arrangements with customers do not contain product return rights. If the fee is not fixed or determinable, revenue is recognized as payments become due or as cash is received from the customer assuming all other revenue recognition requirements have been met. If a nonstandard acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Risk

      The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At December 31, 2005, and periodically from 2003 through 2005, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

      Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, and accrued expenses, approximate fair value.

Net Loss Per Common Share

      Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 9.3 million, 7.7 million, and 6.3 million, for the years ended December 31, 2005, 2004, and 2003, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

Common Stock Issuance

      In November 2003, the Company sold 3.1 million shares of common stock, in a private placement to an institutional investor for $2.5 million or $0.80 per share. Under the terms of the investment, the Company was obligated to file a registration statement covering the resale of the shares within 45 days of the closing date, which occurred on November 12, 2003. The Company filed the registration statement on December 27, 2003.

      In December 2003, the Company issued Computer Associates (“CA”) 0.7 million shares of common stock valued at $4.00 per share in full satisfaction of a promissory note in the amount of $2.9 million that had been entered into with CA in 2001. The promissory note gave the Company the option of settling the note by paying cash or issuing unregistered shares of common stock. In connection with the satisfaction of this promissory note, the Company recorded $2.7 million in additional paid-in capital. The remaining $0.2 million liability was forgiven in settlement of other claims in conjunction with this transaction and was recorded as other income.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      In December 2004, the Company sold 1.9 million shares of common stock in a private placement for $5.0 million or $2.65 per share.

      In July 2005 the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company's subordinated debt for aggregate gross proceeds of $2.0 million.

      In December 2005 the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, pursuant to this private placement we issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs. The aggregate value of warrants to purchase the 1.2 million shares of common stock amounted to $0.9 million.

Derivatives

      In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue shares of common stock upon conversion of these securities. The Company accounts for the fair values of the outstanding warrants to purchase common stock and the conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as derivatives. The convertible notes and warrants are accounted for as derivatives as under certain situations the Company could be forced to net cash settle. The Company is required to carry these derivatives on its balance sheet at fair value and the unrealized changes in the value of these derivatives are reflected in net loss as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, the convertible notes were converted into common stock.

      The Company determines the value of the warrants by using the Black Scholes Method using the actual term of the warrants, and assumptions that are consistent with the Black-Scholes option-pricing model.

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

Recent Accounting Pronouncements

      In December 2004, the FASB issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The new standard will be effective for the Company beginning January 1, 2006. The Company will use the prospective method and estimates an annual expense of $2.5 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) 107 which expresses the view of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instrument issues under shares-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to shares-based payment arrangements, the accounting for income tax effects of share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. These standards will be effective for the Company beginning on January 1, 2006. The Company will use the prospective method and estimates the annual expense to total $2.5 million.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20. “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 on December 1, 2006 to have any material impact on its consolidated financial statements.

      In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopt SFAS No. 123(R), and it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows. Impact of the adoption of this standard is discussed above under SFAS No. 123R.

      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is currently evaluating this transition method.

      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. At December 31, 2005, the Company had no unrealized investment losses that had not been recognized as other-than-temporary impairments in its available-for-sale securities. The Company does not anticipate that the implementation of these statements will have a significant impact on its financial position or results of operations. Impact of the adoption of this standard is discussed above under SFAS No. 123R.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Unicast Acquisition

      On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million.

      Under the terms of the agreement, Viewpoint issued an aggregate of 1.1 million shares of Viewpoint common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. Viewpoint also assumed negative net working capital from Unicast of $1.8 million. Based upon the working capital calculation during the period following the acquisition Viewpoint has no additional obligation to issue shares or pay cash to the seller.

      Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary's assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint's assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint's failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. No payments under the secured promissory note are due until March 2006. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011 amounting to $2.2 million.

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

      Goodwill was determined based upon the residual value based upon fair value of the common stock issued, the cash paid plus the liabilities assumed less the identifiable asset values. None of the goodwill will be tax deductible. Consideration paid for the acquisition amounted to $3.5 million, made up of cash consideration of $0.4 million, acquisition costs of $0.1 million and the issuance of 1.1 million shares of common stock valued at $3.0 million. The following table summarizes amounts recorded associated with the Unicast transaction, based upon the consideration paid.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)
Current assets	$2,097
Property and equipment	128
Intangible assets	4,508
Goodwill	2,039

Total assets acquired	8,772
Less: liabilities assumed	(5,280)

Total purchase price	$3,492

      The results of operations of Unicast are included in the Company's Consolidated Statement of Operations beginning January 3, 2005.

      The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Unicast occurred at the beginning of the period presented. Unaudited pro forma financial information for the year ended December 31, 2005 has been intentionally omitted as the Company's reported operating results for that period include the operating results of Unicast for the beginning of the period.

      This unaudited pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

Year Ended December 31, 2004 (unaudited)
Revenue	$20,585
Net loss	(12,440)
Basic and diluted net loss per common share	$(0.23)

4. Cash, Cash Equivalents and Marketable Securities

      The cost and fair value of the Company's cash, cash equivalents and marketable securities as of December 31, 2005, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Maturity
Type of security:
Cash	$2,034	$—	$—	$2,034
Money Market Funds	4,005	—	—	4,005
Corporate Bonds and Notes (1)	398	—	—	398	2006
Equity Securities	98	—	(4)	94
U.S. Government Agencies	2,582	—	(2)	2,580	2006

	$9,117	$—	$(6)	$9,111

Classification in Balance Sheet:
Cash and Cash Equivalents	$6,437	$—	$—	$6,437
Marketable Securities	2,680	—	(6)	2,674

	$9,117	$—	$(6)	$9,111

(1) Original maturities of 90 days or less.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      The cost and fair value of the Company's cash, cash equivalents and marketable securities as of December 31, 2004, by type of security, contractual maturity, and its classification in the balance sheet, is as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Maturity
Type of security:
Cash	$4,800	$—	$—	$4,800
Money Market Funds	1,004	—	—	1,004
Corporate Bonds and Notes (2)	1,253	—	—	1,253	2005
Equity Securities	99	1	—	100
U.S. Government Agencies	1,507	—	(2)	1,505	2005

	$8,663	$1	$(2)	$8,662

Classification in Balance Sheet:
Cash and Cash Equivalents	$5,804	$—	$—	$5,804
Marketable Securities	2,859	1	(2)	2,858

	$8,663	$1	$(2)	$8,662

(2) Auction rate securities.

5. Discontinued Operations

      In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations. During the years ended December 31, 2005, 2004, and 2003 the Company recorded adjustments to net loss on disposal of discontinued operations, net of tax, of $0.1 million, $0.1 million, and $0.2 million, respectively, as a result of changes in estimates related to assets and liabilities of the discontinued business. Changes in estimates are accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

6. Property and Equipment

      Property and equipment (including Unicast acquisition) consist of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$5,365	$4,828
Office furniture and equipment	1,180	1,131
Leasehold improvements	1,527	1,510

	8,072	7,469
Less accumulated depreciation and amortization	(6,854)	(5,984)

	$1,218	$1,485

      Depreciation and leasehold amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $0.9 million, $0.9 million, and $1.5 million, respectively.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Goodwill and Intangible Assets

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

      Beginning in 2003, the Company separated its operations into segments. Accordingly, the measurement for impairment has been assessed on a reporting unit basis based on the net asset value of each segment, including goodwill, and the estimated fair market value of each reporting unit. Fair market value of a reporting unit is estimated based on a comparison of that segment's revenue or gross profit performance to the performance of similar companies, as well as discounted cash flows, using a discount rate of 18%.

      At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services reporting unit had experienced an impairment of its allocated goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142 using a discount rate of 18% and a revenue growth rate of 18%. Following the completion of that step the Company recorded an impairment expense of $7.8 million.

      A summary of changes in the Company's goodwill by reporting unit and intangible assets during the year ended December 31, 2005 by aggregated segment are as follows (in thousands):

	Goodwill
	Technology	Advertising Systems	Services	Total	Intangible Assets
Balance as of December 31, 2004	$10,206	$—	$21,070	31,276	$230
Additions during period	—	2,133	—	2,133	4,579
Impairment	—	—	(7,778)	(7,778)	—
Adjustments	—	(94)	—	(94)	—
Amortization	—	—	—	—	(678)

Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131

      The changes in the carrying amounts of goodwill by reporting unit, and intangible assets for the year ended December 31, 2004, are as follows (in thousands):

	Goodwill
	Technology	Advertising Systems	Services	Total	Intangible Assets
Balance as of December 31, 2003	$10,206	$—	$21,070	31,276	$186
Additions during period	—	—	—	—	61
Amortization	—	—	—	—	(17)

Balance as of December 31, 2004	$10,206	$—	$21,070	$31,276	$230

      As of December 31, 2005 and 2004, the Company's intangible assets and related accumulated amortization consisted of the following (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		December 31, 2005			December 31, 2004
	Amortization Period (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Website Partner Relationships—Unicast	10	$3,772	$(404)	$3,368	$—	$—	$—
Acquired Technology—Unicast	3	410	(187)	223	—	—	—
Patents and Trademarks—Unicast	5	326	(80)	246	—	—	—
Patents and Trademarks	17	332	(38)	294	260	$(30)	$230

Total Intangible Assets		$4,840	$(709)	$4,131	$260	$(30)	$230

      Amortization of intangible assets is estimated to be $.7 million a year for the next five years.

8. Related Party Transactions

      During 2005, 2004 and 2003 the Company recorded revenues totaling $4.5 million, $6.0 million, and $7.0 million respectively, primarily related to agreements with AOL that were entered into prior to December 31, 2003. AOL had a representative on the Company's Board of Directors until December 2003. As of December 31, 2005, the Company has less than $0.1 million in related party accounts receivable, and has $0.1 million in deferred revenues relating to transactions with AOL. At December 31, 2004, the Company had less then $0.1 million in accounts receivable and $4.6 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”), who had a representative on the Company's Board of Directors until September 2004. At December 31, 2003 the Company had $0.9 million in accounts receivable and $9.7 million in deferred revenue relating to transactions with both AOL and Computer Associates, Inc. (“CA”).

      In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company's obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. The Company recognized $3.5 million in related party license revenue and $1.1 million in related party service revenue for the year ended December 31, 2005, relating to this agreement. The Company recognized $3.5 million and $1.0 million in related party license and service revenue, respectively, for the year ended December 31, 2004, and $0.7 million and $.01 million in related party license and service revenue, respectively, for the year ended December 31, 2003, relating to this agreement.

      In July 2005, the Company and a related party debt holder amended a note in the principal amount of $3.1 million (see Note 9).

9. Long Term Debt

Convertible Notes

      On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and are exercisable at a price of $2.26 per share. As of December 31, 2005, 0.7 million warrants were outstanding.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      On March 25, 2003, the Company entered into Redemption, Amendment and Exchange Agreements with the three institutional investors with whom it had completed the private placement of convertible notes and warrants on December 31, 2002, extinguishing the original convertible notes. In conjunction with the extinguishment, the Company paid $3.3 million, issued new convertible notes in the principal amount of $2.7 million and issued 1.4 million shares of its common stock with a market value of $0.9 million. The original convertible notes and new convertible notes are collectively referred to as the “Notes”.

      Pursuant to SFAS No. 133, the Company was required to bifurcate the fair value of the conversion options from the new convertible notes. In addition, pursuant to EITF Issue No. 00-19, the Company was required to record the fair value of the conversion options as long-term liabilities.

      The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion feature of the notes and original warrants in the Company's consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

      On March 17, 2004, one of the institutional investors holding the new convertible notes converted $0.9 million of outstanding notes for 0.9 million shares of the Company's common stock. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company's stock on the day of the sale of $0.5 million.

      On June 18, 2004, the Company completed the conversion of the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock. The Company recognized $0.2 million related to the loss on conversion of the notes.

      As a result of the conversion of the outstanding notes into 2.6 million shares during 2004, the Company recorded additional paid in capital of $6.1 million which was comprised of 2.7 million of cash paid upon the conversion and $3.4 million of the carrying value of the outstanding convertible notes upon conversion.

      For the year ended December 31, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $1.2 million, resulting from a decrease in the fair market value of the Company's common stock. For the year ended December 31, 2004, the Company recognized a loss related to the change in valuation of the outstanding warrants of $4.2 million, resulting from the increase in the fair market value of the Company's common stock. The Company recognized a gain in the amount of $1.2 million in fair value of warrants and convertible debt for the year ended December 31, 2003.

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

      The $3.5 million of proceeds was allocated to subordinated notes in the amount of $1.7 million, common stock for the par value of $0.001 for the shares issued, and additional paid in capital of $1.8 million based on the market value of the Company's common stock on March 26, 2003. Debt issuance

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs, which amounted to $0.2 million, were recorded as other assets in the Company's consolidated balance sheet.

      Prior to the amendment discussed below, the subordinated notes were scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

      The $3.5 million of proceeds was allocated to subordinated notes, common stock, and additional paid in capital based on the market value of the Company's common stock on March 26, 2003. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company's consolidated balance sheet. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.8 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, using the effective interest method.

      Amended Notes

      On July  27, 2005, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2006 to March 31, 2008 in exchange for the payment by Viewpoint of $0.1 million to the Holder of the subordinated note. As discussed in more detail below, the $0.1 million was accounted for as a reduction in the carrying value of the subordinated debt.

      The Company accounted for the amended and restated note as a nontroubled debt transaction in accordance with EITF Issue No. 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments.” Pursuant to EITF 96-19, the Company is required to account for the modification as a debt extinguishment if it is determined that the terms have changed substantially. Per EITF 96-19, an indication of the existence of substantially different terms is whether the cash flows have changed by more than 10%. In calculating the present value of the cash flows, the Company used its current effective interest rate of 23% (incremental borrowing rate) and determined that the cash flows changed by more than 10% as a result of the extension of the maturity date on the note. Since the terms of the old and new notes were determined to be substantially different, the new debt instrument was recorded at fair value.

      In addition to the amendment of the note, the Company and the Holder entered into a Stock Purchase Agreement, dated as of July  27, 2005, under which the Company issued 1.3 million shares of Company common stock in a private placement to the Holder at a purchase price of $1.55 per share resulting in aggregate gross proceeds of $2.0 million. The closing price of the Company's common stock on the date of the share purchase was $1.59.

      Since the Holder of the subordinated note owned 13% of Viewpoint's outstanding common stock and also had a position on the Company's Board of Directors, the Holder of the note is considered a related party, therefore, the underlying amendment of the note was accounted for as a capital transaction. The Company recognized the difference between the carrying value of the subordinated note and the fair value of the amended and restated substituted note in the amount of $0.6 million offset by the modification fee paid of $0.1 million as an increase to the stockholders' equity.

      Unicast Notes

      On January 3, 2005, as disclosed in Note 3, Viewpoint purchased Unicast and, as a result, assumed debt which included an unsecured note with a principal amount of $1.0 million due in December 2011 at an interest rate of 5% per annum and a secured note with a principal balance of $1.8 million which matures in March 2011 and interest rate of 5% per annum. This note is collateralized by the assets of

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Viewpoint will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

      As of January 3, 2005, the date of acquisition, the fair value of the collateralized and non-collateralized notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.3 million during the year ended December 31, 2005 which increased the aggregate carrying value of these notes to $2.0 million as of December 31, 2005, of which $1.6 million is long-term.

      The Company's total carrying value by note at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
Subordinated notes	$2,505	$2,388
Unicast unsecured note	1,981	—

Total long-term debt	4,486	2,388
Less current portion	814	—

Long-term debt, net of current portion	$3,672	$2,388

      The reconciliation of the carrying value to the face value of each note as of December 31, 2005, is as follows:

	Subordinated Notes	Unicast Notes	Total
Book value of long-term debt	2,505	1,981	4,486
Discount on long-term debt	995	769	1,764

Face value of the long-term debt	$3,500	$2,750	$6,250

      The maturity schedule for the Company's debt subsequent to December 31, 2005 is as follows:

Maturity
2006	$742
2007	350
2008	3,400
2009	350
2010 and thereafter	1,408

$6,250

10. Employee Benefit Plans

401(k) Plan

      In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $0.1 million, to the 401(k) Plan during each of the years ended December 31, 2005, 2004, and 2003, respectively.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

1995 Stock Plan

      The Company's 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2005, options to purchase an aggregate of 6.7 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2005.

1995 Director Option Plan

      The Company's 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2005, 0.1 million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005.

1996 Nonstatutory Stock Option Plan

      The Company's 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2005, options to purchase an aggregate of 1.7 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2005, an aggregate of 0.3 million shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

      The 1995 Plan, the Director Plan, and the 1996 Nonstatutory Plan are collectively referred to as “Option Plans”.

Options Issued Outside the Option Plan

      During 2005, the Company issued 2.9 million non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. Of these 2.9 million stock options, 0.8 million stock options were issued in connection with the Unicast acquisition. All options were issued at the opening price of the Company's common stock on the grant date, which was the employees first date of employment. The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan, with the exception that they vest over two years. There are 4.1 million shares outstanding outside the Option Plans.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of All Outstanding Options

      The following summarizes activity in all stock option plans for the years ended December 31, 2003, 2004 and 2005 (in thousands, except per share data):

		Options Outstanding
	Options Available for Grant	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2002	831	9,505	$3.79
Granted — exercise price equal to fair value	(6,052)	6,052	0.79
Granted — plan not approved by security holders	—	1,600	0.73
Exercised	—	(13)	0.87
Cancelled	6,704	(6,704)	3.35

Options outstanding at December 31, 2003	1,483	10,440	$3.75
Granted — exercise price equal to fair value	(1,092)	1,092	1.84
Exercised	—	(716)	0.81
Cancelled	964	(964)	2.75

Options outstanding at December 31, 2004	1,355	9,852	$1.81
Granted — exercise price equal to fair value	(1,947)	1,947	2.05
Granted — plan not approved by security holders	—	2,934	1.81
Exercised	—	(670)	0.78
Cancelled	955	(955)	2.82
Cancelled — expired plan	—	(154)	2.27
Cancelled — plan not approved by security holders	—	(398)	3.15

Options outstanding at December 31, 2005	363	12,556	$1.79

      The following summarizes information about the Company's stock options outstanding at December 31, 2005 (in thousands, except per share data and lives):

	Outstanding			Exercisable
Exercise Price Range	Shares	Average Life (a)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.46—$0.77	2,728	7.63	$0.74	2,713	$0.74
$0.78—$0.87	3,132	6.52	0.84	3,119	0.84
$0.93—$1.36	2,982	8.41	1.29	824	1.27
$1.40—$4.35	2,732	7.52	3.01	1,743	3.32
$4.40—$25.13	982	3.63	5.82	969	5.82

Total	12,556	7.20	$1.79	9,368	$1.82

(a)	Average contractual remaining life in years.

      The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection with the RTG acquisition in December 1996. At December 31, 2005 and 2004 accrued incentive compensation related to the options, which are fully vested totaled $0.5 million.

      The following summarizes options exercisable at December 31, 2005, 2004 and 2003, (in thousands):

	December 31,
	2005	2004	2003
Options exercisable	9,368	7,110	4,753

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation

      In connection with the grant and cancellation of stock options to certain employees and non-employee directors there were minimal cancellations in 2004, and the Company reduced total deferred compensation by approximately $1.2 million, for the year ended December 31, 2003. Non-cash stock-based compensation charges of $1.8 million, $0.3 million and $2.7 million were recognized during the years ended December 31, 2005, 2004 and 2003, respectively.

      On August 25, 2005, the Company entered into a separation agreement with its chief executive officer whereby the officer's employment with the Company would end on September 15, 2005. The separation agreement also modified the terms of option issuances to extend the life of 2.1 million options vested at the date of separation from three months to two years. As the officer's options were fully vested on September 15, 2005, the date of the officer's separation, the Company recorded an expense of $1.1 million on that date, which represented the incremental intrinsic value (difference between market value and the exercise price of the option) on the date of modification.

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

      The executive's employment terminated on June 30, 2005, and as the modification to the options was determined to be beneficial to the executive on that date, the Company recorded a non-cash compensation charge of $0.6 million. In addition, on June 30, 2005, another employee became a consultant of the Company. As the option plan allowed for this transfer in duties, no modification expense was recognized, but the Company began to account for the options outstanding at fair market value in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services”, and recognized a compensation expense of $0.1 million.

11. Restructuring Charges

      In 2003, the Company implemented three restructuring plans. The first plan, related to the Services reporting unit and was implemented in February 2003, reduced operating expenses by closing the Company's Utah office and related to the termination of 28 employees in that office who were primarily engaged in sales and marketing activities. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a restructuring charge of $1.2 million. This charge was recorded on our income statement as restructuring charges. The restructuring charges represent the present value of remaining lease commitments, discounted by 20% and reduced by estimated sub-lease rental income, employee severance and termination benefits, the write-off of the net book value of certain fixed assets used in the Utah office, and other miscellaneous charges. Subsequent to the restructuring, the Company re-evaluated market conditions surrounding its efforts to sub-lease the Utah office space and increased the restructuring charge by $0.2 million in 2003 related to the fair value of the remaining lease commitment reduced by estimated sublease rental income. During October 2004 the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment after a payment of $0.3 million. As a result of this release the Company

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.

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

      The second plan was implemented in September 2003, was a corporate wide restructuring and not allocated to a specific reporting unit, and was designed to streamline the business. Under the plan the Company eliminated 24 sales and marketing, research and development, and general and administrative positions. The Company incurred a restructuring charge of $0.5 million related to severance arrangements. The charge is recorded on the income statement as a restructuring and impairment charge. The second restructuring plan was completed by September 30, 2003. In November 2003, however, the Company increased the restructuring charge by $0.1 million in settlement of an action brought by one of the terminated employees. In January 2004 the Company recorded a non-cash adjustment to the restructuring accrual to reflect payments that were less than originally contemplated under the plan. The second restructuring plan was completed by March 31, 2004.

	Employee Severance and Termination Benefits	Restructuring Accrual
Restructuring and impairment charges	$463	$463
Cash paid	(355)	(355)
Additional restructuring charges	50	50
Non-cash adjustments	(2)	(2)

Balance at December 31, 2003	$156	$156
Cash paid	(140)	(140)
Non-cash adjustments	(16)	(16)

Balance at December 31, 2004	$—	$—

      The third plan related to the technology reporting unit, was implemented in December 2003, and was designed to consolidate international operations to the New York office. Accordingly, the Company closed the London, England office, incurring a restructuring charge of $0.1 million related to severance arrangements. This severance payment was made in January 2004. As the lease relating to this office terminated in February 2004 the Company did not incur a charge related to rent expense. The

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance charge is recorded on the income statement as a restructuring charge. The third restructuring plan was completed by December 31, 2003.

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

      The Company also leased a vehicle for a former executive of the Company with lease terms of less then one year. Rent expense for office space, equipment, and the executive's vehicle totaled approximately $1.1 million, $1.0 million, and $1.1 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

      Future minimum lease payments under non-cancelable operating leases for each year subsequent to December 31, 2005 are as follows (in thousands):

2006	$986
2007	983
2008	871
2009	796
2010	90

$3,726

      Employment agreements to be paid out in 2006 amounted to $0.1 million.

Legal Proceedings

      The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Income Taxes

      The components of the provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	64	89	79
Foreign	—	—	2

Total current	$64	$89	$81

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred	$—	$—	$—

      The differences between the statutory rate and the Company's effective income tax rate are as follows:

	Years Ended December 31,
	2005	2004	2003
Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal income tax benefit	(1.02)	(5.41)	(6.13)
Other	(0.48)	2.13	1.38
Impairment of goodwill	25.20	—	—
Change in valuation reserve	10.91	38.21	38.96

Effective income tax rate	0.61%	0.93%	0.21%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry-forwards. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Balance sheet reserves	$170	$133
Accrued expenses	423	2,486
Tax credit carryforwards	1,838	1,838
Other	(1,049)	465
Net operating loss carryforwards	86,731	77,831

	88,113	82,753
Valuation allowance	(88,113)	(82,753)

Net deferred taxes	$—	$—

      The valuation allowance for deferred taxes increased by approximately $5.4 million and $1.4 million during 2005 and 2004, respectively, providing a full valuation allowance against the Company's net deferred tax assets.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

      At December 31, 2005, the Company has net operating loss and tax credit carryforwards of approximately $213.8 million and $1.8 million, respectively, for federal income tax purposes, which begin to expire in 2011. The Company's federal net operating loss carryforward relates to the Company's acquisitions of Unicast, RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2011. The Company's state net operating loss carryforward primarily relates to the net losses incurred by the Company. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company's ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management's assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term-based on actual operating results and revised financial statement projections.

14. Segment Information and Enterprise-Wide Disclosures

      As discussed in more detail in Notes 1 and 2 to these financial statements, the Company has four revenue streams which are analyzed under three segments consisting of the technology-based segment, which includes two revenue streams “licensing” and “search”, the services segment and the advertising systems segment. In determining reportable segments, management considered the nature of the business activity whose operations are regularly reviewed by the Company's chief operating decision maker and for which there is discrete financial information. Licensing revenue and search revenue are aggregated within the Technology-based segment as both revenue streams give customers the same access to the Viewpoint Media Player and the distributed network and have similar economic characteristics. In 2004 the Company introduced its Search product, and accordingly there were no revenues associated with the Search product in 2003. In 2003 management changed their reporting units and at that time re-allocated goodwill based on the relative fair value of the respective reporting units which at the time were Technology and Services. Upon the acquisition of Unicast in 2005 it was determined that Unicast goodwill solely benefited Advertising Systems, and accordingly all of the acquired goodwill was allocated to that reporting unit.

      The Company does not allocate costs below costs of revenue. During 2004 the Company commenced operations within the advertising systems segment and accordingly there was no such segment in 2003. There are no inter-segment sales.

      Revenues in the Technology segment are generated based upon providing customers access to the Company's distributed network of Viewpoint Media Players. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Services segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. The accounting policies for the segment are the same as the consolidated accounting policies disclosed in Note 2.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Technology:
Licenses	608	704	2,283
Related party licenses	3,490	3,535	1,729
Search	9,424	2,698	—

Total technology revenue:	13,522	6,937	4,012
Advertising systems	5,448	305	—
Services:
Services	5,269	4,822	4,291
Related party services	1,057	2,468	5,226

Total revenues	25,296	14,532	13,529

Cost of Revenues:
Technology
License	12	6	97
Search	173	45	—

Total technology cost of revenues	185	51	97
Advertising systems	3,487	132	—
Services	3,480	3,074	5,776

Total cost of revenues	7,152	3,257	5,873

Gross profit	18,144	11,275	7,656

Technology
Licenses	4,086	4,233	3,915
Search	9,251	2,653	—

Total technology gross profit	13,337	6,886	3,915
Advertising systems	1,961	173	—
Services	2,846	4,216	3,741

Total gross profit	$18,144	$11,275	$7,656

Gross profit margin
Technology
Licenses	100%	100%	98%
Search	98	98	—

Total technology gross profit margin	99	99	98
Advertising systems	36	57	—
Services	45	58	39

Total gross profit	72%	78%	57%

Total assets:
Technology	13,369	13,038	11,878
Advertising systems	8,086	200	—
Services	14,388	23,053	23,989
Corporate(*)	9,293	8,982	9,876

Total assets	45,136	45,273	45,743

*	Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Major Customers

      Customers whose revenues represent greater than 10 percent of the Company's consolidated revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003
Customer A	37%	19%	0%
Customer B	25%	48%	51%

      Customers whose accounts receivable represent greater than 10 percent of the Company's consolidated net accounts receivable from continuing operations at December 31, 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004
Customer A	35%	48%
Customer B	10%	11%

16. Quarterly Results of Operations (Unaudited)

      Summarized quarterly financial information for the years 2005 and 2004 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal year 2005 (1):
Total revenues	$5,578	$6,573	$5,959	$7,186
Gross profit	4,202	4,650	4,647	4,645
Net loss from continuing operations (2)	(890)	(446)	(1,451)	(7,950)
Adjustment to net loss on disposal of discontinued operations	145	—	—	—
Net loss	(745)	(446)	(1,451)	(7,950)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.02)	(0.13)
Fiscal year 2004 (1):
Total revenues	$3,592	$2,805	$3,367	$4,768
Gross profit	2,840	2,004	2,578	3,853
Net income (loss) from continuing operations	(8,653)	752	(1,385)	(543)
Adjustment to net loss on disposal of discontinued operations	19	20	90	—
Net income (loss)	(8,634)	772	(1,295)	(543)
Basic and diluted net income (loss) per share	(0.17)	0.01	(0.02)	(0.01)

(1) The sum of the quarterly net income (loss) per share amounts may not total to the annual amounts as the result of rounding.

(2) At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, that the Services segment had experienced an impairment of its allocated Goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142. Following the completion of that step the Company recorded an impairment expense of $7.8 million. Also refer to financial statement footnote 7.

17. Subsequent Events

      In March 2006, the Company announced that it plans to concentrate its services segment's employees and management in its Los Angeles facility. The Company expects to record a restructuring charge of approximately $0.1 million in the first quarter of 2006 to reflect the severance costs associated with the elimination of principally New York Services positions during this restructuring.

VIEWPOINT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
	(In thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2005	$430	$90	$—	$101	$419
Year Ended December 31, 2004	1,611	43	3	1,227	430
Year Ended December 31, 2003	1,557	1,187	13	1,146	1,611
Allowance for Notes Receivable:
Year Ended December 31, 2005	$—	$—	$—	$—	$—
Year Ended December 31, 2004	—	—	—	—	—
Year Ended December 31, 2003	1,362	—	—	1,362	—
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2005	$82,753	$5,360	$—	$—	$88,113
Year Ended December 31, 2004	81,322	1,431	—	—	82,753
Year Ended December 31, 2003	70,643	10,679	—	—	81,322

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consoldated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

      Based on our assessment, we concluded that as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

      Our Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in their report which appears herein.

3. Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2005 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Audit Committee Financial Expert

      The Company has determined that Dennis R. Raney, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

      The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers, and all employees of the Company. Viewpoint's Code of Business Conduct and Ethics is available on the Company's web site at www.viewpoint.com under the Company tab. The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct and Ethics applicable to any employees.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

      (a) The following documents are filed as part of this report:

      1. Financial Statements. See Index to Financial Statements at Item 8 on page 31 of this Report.

      2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 31 of this Report.

      3. Exhibits.

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	—	Stock Purchase Agreement, dated as of August 23, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))
2.2	—	Stock Purchase Agreement between the Registrant and the selling stockholders of Unicast Communications Corp., dated December 1, 2004
Exhibit No. 3: Articles of Incorporation and Bylaws
3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (File No. 000-27168))
3.2	—	Bylaws of Registrant, as amended on July 24, 1998 (incorporated by reference from Exhibit 3.6 to the Registrant's Form 10-Q for the quarter ended June 30, 1998, filed on August 14, 1998 (File No. 000-27168))
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant's Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	—	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant's Form 8-A/A, filed on October 29, 1999 (File No. 000-27168))
4.3	—	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant's Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))
Exhibit No. 10: Material Contracts
10.1	—	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))
10.2	—	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.3	—	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))
10.4	—	Employment Agreement between the Registrant and Robert E. Rice dated December 29, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant's Report on Form 8-K filed by the Registrant on December 30, 2004)
10.5	—	Employment Agreement between the Registrant and Jay S. Amato, dated August 7, 2003 (incorporated by reference from Exhibit 10.1 to Form 10-Q filed by the Registrant on November 14, 2003)

10.6		—	Employment Agreement between the Registrant and William H. Mitchell dated July 18, 2003 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by Registrant on November 14, 2003)
10.7		—	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))
10.8		—	Securities Purchase Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003)
10.9		—	Form of Replacement 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003)
10.10		—	Form of Subsequent/Additional 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003)
10.11		—	Form of Initial Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003)
10.12		—	Form of Subsequent/Additional Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003)
10.13		—	Registration Rights Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003)
10.14		—	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003)
10.15		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003)
10.16		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003)
10.17		—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003)
10.18		—	Form of Redemption Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003)
10.19		—	Stock Purchase Agreement, dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 13, 2003)
10.20		—	Registration Rights Agreement dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on November 13, 2003)
10.21	*	—	Overture Master Agreement, dated January 14, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.21 to Form 10-K filed by Registrant for the year ended December 31, 2004 filed on March 16, 2005 (File No. 000-27168))
10.22		—	Registration Rights Agreement, by and between the Registrant and the selling stockholders of Unicast Communications, Corp.

10.23		—	Securities Purchase Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)
10.24		—	Registration Rights Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)
10.25		—	Securities Purchase Agreement, dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on December 22, 2004)
10.26		—	Registration Rights Agreement dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on December 22, 2004)
10.27		—	Employment Agreement between the Registrant and Patrick Vogt dated August 25, 2005 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by the Registrant on November 9, 2005)
10.28		—	Employment Agreement between the Registrant and Andrew J. Graf, dated May 24, 2005
10.29	*	—	Amendment No. 1 to Overture Master Agreement, dated May 11, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 23, 2005)
10.30	*	—	Amendment No. 2 to Overture Master Agreement, dated December 1, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on November 23, 2005)
10.31	*	—	Amendment No. 3 to Overture Master Agreement, dated October 18, 2005 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on November 23, 2005)
10.32		—	Securities Purchase Agreement, dated December 29, 2005 by and between the Registrant and the investors listed on Schedule of Purchasers (incorporated by reference from Exhibit 4.1 to Form S-3 filed by the Registrant on February 14, 2006)
10.33		—	Registration Rights Agreement, dated December 29, 2005 by and between the Registrant and the investors listed on Schedule of Purchasers (incorporated by reference from Exhibit 4.2 to Form S-3 filed by the Registrant on February 14, 2006)
Exhibit No. 21: Subsidiaries of the Registrant
21.1		—	Listing of Registrant's Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))
23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Exhibit No. 24: Power of Attorney
24.1		—	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)
Exhibit Nos. 31 and 32: Additional Exhibits
31.1		—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of Chief Executive Officer Pursuant to Section02 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of March, 2006.

VIEWPOINT CORPORATION
Dated: March 20, 2006	By:	/s/ PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Vogt and William H. Mitchell, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 20, 2006	By:	/s/ PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 20, 2006	By:	/s/ WILLIAM H. MITCHELL William H. Mitchell Chief Financial Officer (Principal Financial Officer)
Dated: March 20, 2006	By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Vice President and Controller (Principal Accounting Officer)
Dated: March 20, 2006	By:	/s/ THOMAS BENNETT Thomas Bennett Director
Dated: March 20, 2006	By:	/s/ STEPHEN DUFF Stephen Duff Director
Dated: March 20, 2006	By:	/s/ SAMUEL H. JONES, JR. Samuel H. Jones, Jr. Director
Dated: March 20, 2006	By:	/s/ JAMES CRABBE James Crabbe Director
Dated: March 20, 2006	By:	/s/ DENNIS R. RANEY Dennis R. Raney Director
Dated: March 20, 2006	By:	/s/ HARVEY D. WEATHERSON Harvey D. Weatherson Director