Form 10-Q
period 2006-03-31
VIEWPOINT CORP
filed 2006-05-10
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer  ☐  Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

As of May 2, 2006, 66,320,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$3,779	$6,437
Marketable securities	3,818	2,674
Accounts receivable, net of reserve of $420 and $419, respectively	2,583	4,342
Prepaid expenses and other current assets	1,341	510

Total current assets	11,521	13,963

Restricted cash	184	182
Property and equipment, net	1,126	1,218
Goodwill	25,537	25,537
Intangible assets, net	4,009	4,131
Other assets	97	105

Total assets	$42,474	$45,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341	$2,834
Accrued expenses	663	635
Deferred revenues	181	207
Current portion of warrants to purchase common stock	264	—
Current portion of notes payable	476	814
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,701	5,266

Deferred rent	310	334
Warrants to purchase common stock	1,347	982
Subordinated notes	2,174	2,090
Unicast notes	1,581	1,582

Total liabilities	10,113	10,254

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 100,000 shares authorized - 65,804 shares issued and 65,644 shares outstanding at March 31, 2006, and 64,849 shares issued and 64,689 shares outstanding at December 31, 2005	66	65
Paid-in capital	303,195	301,766
Treasury stock at cost; 160 at March 31, 2006 and December 31, 2005	(1,015)	(1,015)
Accumulated other comprehensive loss	(65)	(63)
Accumulated deficit	(269,820)	(265,871)

Total stockholders’ equity	32,361	34,882

Total liabilities and stockholders’ equity	$42,474	$45,136

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Revenues:
Search	$1,789	$2,180
Advertising systems	1,595	732
Services	553	1,243
Related party services	—	395
Licenses	46	155
Related party licenses	—	873

Total revenues	3,983	5,578

Cost of revenues:
Search	36	46
Advertising systems	1,005	518
Services	642	810
Licenses	6	2

Total cost of revenues (exclusive of depreciation and amortization shown seperately below)	1,689	1,376

Gross profit	2,294	4,202

Operating expenses:
Sales and marketing	1,578	1,275
Research and development	1,088	1,206
General and administrative	2,359	2,087
Depreciation	145	233
Amortization of intangible assets	138	178
Restructuring charges	92	—

Total operating expenses	5,400	4,979

Loss from operations	(3,106)	(777)

Other income (expense), net:
Interest and other income; net	79	24
Interest expense	(287)	(316)
Changes in fair values of warrants to purchase common stock	(628)	182

Total other income (expense)	(836)	(110)

Loss before provision for income taxes	(3,942)	(887)
Provision for income taxes	7	3

Net loss from continuing operations	(3,949)	(890)
Adjustment to net loss on disposal of discontinued operations, net of tax	—	145

Net loss	$(3,949)	$(745)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.06)	$(0.01)

Net loss per common share	$(0.06)	$(0.01)

Weighted average number of shares outstanding — basic and diluted	64,864	57,655

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net loss	$(3,949)	$(745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	668	14
Depreciation and amortization	283	411
Provision for bad debt	1	3
Changes in fair values of warrants to purchase common stock	628	(182)
Amortization of debt discount and issuance costs	236	271
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,758	219
Prepaid expenses	(831)	(198)
Accounts payable	(491)	(2,277)
Accrued expenses	4	299
Deferred revenues	(26)	100
Related party deferred revenues	—	(1,226)
Other	(1)	—

Net cash used in operating activities	(1,720)	(3,311)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	3,645	3,250
Purchases of marketable securities	(4,790)	(3,088)
Decrease (Increase) in restricted cash	(2)	101
Purchases of property and equipment	(53)	(160)
Acquisition of Unicast, net of cash acquired	—	(512)
Purchases of patents and trademarks	(16)	(9)

Net cash used in investing activities	(1,216)	(418)

Cash flows from financing activities:
Repayment of Subordinate Notes	(450)	—
Monthly repayment of Unicast Debt	(33)	—
Proceeds from exercise of stock options	761	147

Net cash provided by financing activities	278	147

Net decrease in cash and cash equivalents	(2,658)	(3,582)
Cash and cash equivalents at beginning of year	6,437	5,804

Cash and cash equivalents at end of year	$3,779	$2,222

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Monthe Ended March, 31

	2006	2005

Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$7	$3
Cash paid during the year for interest	53	89
Net assets acquired in Unicast acquisition :
Accounts receivable, net	—	2,056
Prepaids	—	7
Other assets	—	22
Fixed assets	—	128
Goodwill and Intangible assets	—	6,547
Accounts payable and accrued expenses	—	(3,578)
Unicast Debt	—	(1,702)
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Unicast acquisition
Common stock	—	(1)
APIC	—	(2,967)
Unrealized (loss) on marketable securities	(1)	(8)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Viewpoint Corporation (“Viewpoint” or the “Company”) for the interim periods.

          These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or other future periods.

          Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

Liquidity

          The Company had cash, cash equivalents and marketable securities of $7.6 million at March 31, 2006. During the quarter ended March 31, 2006, net cash used in operations amounted to $1.7 million. In July 2005, the Company extended the maturity date of $3.1 million in subordinated debt to March 2008, however, it has had significant quarterly and annual operating losses since its inception, and as of March 31, 2006, had an accumulated deficit of $269.8 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure and financing activity requirements at least through March 31, 2007. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued.

          If the Company’s expected revenue targets are not achieved management would consider implementing cost reduction measures including workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms.

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

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant estimates include fair value of stock compensation, revenue, receivables, liabilities, warrants, goodwill, and intangible and fixed asset useful lives.

Cash Equivalents and Marketable Securities

          The Company considers all highly liquid investments purchased with an original maturity of three months or less at date of acquisition to be cash equivalents.

          The Company considers its marketable securities portfolio available-for-sale as defined in Statement of Financial Accounting Standards (FAS) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” These available-for-sale securities are accounted for at their fair value, and unrealized gains and losses on these securities are reported as a separate component of stockholders’ equity. The cost of an investment is determined based on specific identification. Realized gains or losses on marketable securities were not material for all periods presented.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

          The balance of $0.2 in restricted cash at March 31, 2006 and December 31, 2005 represents funds which were pledged as collateral to secure a letter of credit used for a security deposit on the Company’s New York facility.

Goodwill and Intangible Assets

          Goodwill is subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach in order to estimate the reporting unit’s enterprise value. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market comparables or discounted cash flow using a discount rate of 18%, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. In determining fair value of the reportable units and the impairment amount, we consider estimates and judgments that affect the future cash flow projections as well as comparable companies. Actual results may differ from these estimates under different assumptions or conditions. See Note 3 for more information regarding goodwill and goodwill impairment.

          All other intangible assets continue to be amortized over their estimated useful lives and are assessed for impairment under FAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Software Development Costs

          In accordance with FAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company provides for capitalization of certain software development costs once technological feasibility is established. To date, the establishment of technological feasibility of the Company’s products and general release have substantially coincided. As a result, the Company has not capitalized any internal software development costs since costs qualifying for such capitalization have not been significant.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software Developed for Internal Use

          In accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) 00-02 “Accounting for Web Site Development Costs,” the Company capitalizes certain costs for software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software or website development, during the application development stage. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training, and application maintenance.

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R, “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards of 135%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.58 years, risk-free interest rate of 4.72%, and expected dividends of zero. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial.

          The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the FAS 123 pro forma disclosures.

          The adoption of FAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. Search Advertising revenue is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company’s products. License revenues are generated from licensing the rights to use products directly to customers.

          The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the ability to display search results to the Viewpoint Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Viewpoint Toolbar. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

          In addition, Viewpoint also offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

          Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on time and materials to complete a project for the customer. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. Those estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

          On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

          The Company accounts for income taxes using the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Risk

          The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. At March 31, 2006, the Company has maintained balances with various financial institutions in excess of the federally insured limits.

          Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, and accrued expenses, approximate fair value.

Net Loss Per Common Share

          Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 5.5 million and 8.3 million, for the three months ended March 31, 2006 and 2005, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

Common Stock Issuance

         In November 2003, the Company sold 3.1 million shares of common stock in a private placement to an institutional investor for $2.5 million or $.80 per share.

         In March 2004, the Company sold 1.5 million shares of common stock, in a private placement to an institutional investor for $3.7 million or $2.45 per share. The institutional investor was one of the holders of convertible notes. Prior to the closing of the March 2004 private placement the institutional investor converted $0.9 million of outstanding notes and received 0.9 million shares of Company common stock in exchange.

         In June 2004, the Company exercised its right to convert the remaining outstanding convertible notes of $1.8 million and the related outstanding interest into 1.7 million shares of Viewpoint common stock.

         In July 2005, the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company’s subordinated debt for aggregate gross proceeds of $2.0 million.

         In December 2005 the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, pursuant to this private placement the Company issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs. As of March 31, 2006 the aggregate value of warrants to purchase the 1.2 million shares of common stock amounted to $1.3 million. During the quarter ended March 31, 2006, the fair value of the warrants increased by $0.4 million which is included as an expense within the statement of operations.

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

          The Company was also required to carry the warrants associated with the December 2005 private placement on its balance sheet at fair value. The unrealized changes in the value of these warrants are reflected in the net loss as changes in fair values of warrants to purchase common stock. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows.

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

Recent Accounting Pronouncements

         In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occuring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

          Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. As of March 31, 2006 no contingencies had occurred. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011 amounting to $2.2 million. In March 2006, the Company made the first installment under the secured promissory note.

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

          The results of operations of Unicast are included in the Company’s Consolidated Statement of Operations beginning January 3, 2005.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangible Assets

          Goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the quarter ended March 31, 2006 by aggregated segment are as follows (amounts in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2005	$25,537	$4,131	$29,668
Additions during period	—	16	16
Amortization	—	(138)	(138)

Balance as of March 31, 2006	$25,537	$4,009	$29,546

          The changes in the carrying amounts of goodwill by reporting unit, and intangible assets for the quarter ended March 31, 2005, are as follows (in thousands):

	Goodwill	Intangible Assets	Total

Balance as of December 31, 2004	$31,276	$230	$31,506
Additions during period	—	9	9
Additions during period related to Unicast acquisition	2,101	5,170	7,271
Amortization	—	(1)	(1)
Amortization related to Unicast acquisition	—	(177)	(177)

Balance as of March 31, 2005	$33,377	$5,231	$38,608

          As of March 31, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2006			December 31, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships - Unicast	$3,772	$(497)	$3,275	$3,772	$(404)	$3,368
Acquired Technology - Unicast	410	(215)	195	410	(187)	223
Patents and Trademarks - Unicast	326	(95)	231	326	(80)	246
Patents and Trademarks	348	(40)	308	332	(38)	294

Total Intangible Assets	$4,856	$(847)	$4,009	$4,840	$(709)	$4,131

          Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

4. Related Party Transactions

          In 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized $1.2 million in related party revenue for the three months ended March 31, 2005. The contract relating to this agreement expired on December 31, 2005.

          In July 2005, the Company and a related party debt holder amended a note in the principal amount of $3.1 million (see Note 5).

5. Long Term Debt

Convertible Notes

         On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. As of March 31, 2006, 0.8 million warrants were outstanding related to this placement.

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

          The Company recorded income or loss based on the decrease or increase, respectively, in the fair values of the new conversion feature of the notes and original warrants in the Company’s consolidated statements of operations. The amortization of discount on the new convertible notes and debt issue costs were accounted for using the effective interest method.

          On March 17, 2004, one of the institutional investors holding the new convertible notes converted $0.9 million of outstanding notes for 0.9 million shares of the Company’s common stock. In addition, on the same day as the conversion, the Company sold 1.5 million shares of common stock in a private placement to the institutional investor, for $3.7 million or $2.45 per share. The Company recorded a loss on conversion of debt in the amount of $0.6 million, which represented the write-off of unamortized loan discount and debt issuance costs of $0.1 million and the difference between the proceeds received from the private placement and the fair value of the common stock issued based upon the closing price of the Company’s stock on the day of the sale of $0.5 million.

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

          For the quarter ended March 31, 2006, the Company recognized a loss from the change in the fair value of the outstanding warrants of $0.2 million, resulting from an increase in the fair market value of the Company’s common stock. For the quarter ended March 31, 2005, the Company recognized a gain related to the change in valuation of the outstanding warrants of $0.2 million, resulting from the decrease in the fair market value of the Company’s common stock.

          Subordinated Notes

          On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. Prior to the amendment discussed below (see “Amended Notes”), the subordinated notes were scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

          The $3.5 million of proceeds was allocated to subordinated notes in the amount of $1.7 million, common stock for the par value of $0.001 for the shares issued, and additional paid in capital of $1.8 million based on the market value of the Company’s common stock on March 26, 2003. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance sheet.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          On March 31, 2006, the Company redeemed notes with a principal amount of $0.4 million pursuant to the agreement. The maturity date was extended for the remaining notes with a principal amount of $3.1 million (see “Amended Notes”).

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

          Since the Holder of the subordinated note owned 13% of Viewpoint’s outstanding common stock and also had a position on the Company’s Board of Directors, the Holder of the note is considered a related party, therefore, the underlying amendment of the note was accounted for as a capital transaction. The Company recognized the difference between the carrying value of the subordinated note and the fair value of the amended and restated substituted note in the amount of $0.6 million offset by the modification fee paid of $0.1 million as an increase to the stockholders’ equity.

          Unicast Notes

          On January 3, 2005, as disclosed in Note 2, Viewpoint purchased Unicast and, as a result, assumed debt which included an unsecured note with a principal amount of $1.0 million due in December 2011 at an interest rate of 5% per annum and a collateralized note with a principal balance of $1.8 million which matures in March 2011 and interest rate of 5% per annum. This note is collateralized by the assets of Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Viewpoint will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          As of January 3, 2005, the date of acquisition, the fair value of the collateralized and non-collateralized notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million for each of the three months ended March 31, 2006 and 2005, which increased the aggregate carrying value of these notes to $2.1 million as of March 31, 2006, of which $1.6 million is long-term.

          The Company’s total carrying value by note at March 31, 2006 and December 31, 2005 is as follows (amounts in thousands):

	March 31	December 31

	2006	2005

Subordinated notes	$2,174	$2,505
Unicast notes	2,057	1,981

Total long-term debt	4,231	4,486

Less current portion	476	814

Long-term debt, net of current portion	$3,755	$3,672

          The reconciliation of the carrying value to the face value of each note as of March 31, 2006, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Total

Book value of long-term debt	2,174	2,057	4,231
Discount on long-term debt	876	661	1,537

Face value of the long-term debt	$3,050	$2,718	$5,768

          The maturity schedule for the Company’s debt subsequent to March 31, 2006 is as follows (amounts in thousands):

Maturity

2006	$260
2007	350
2008	3,400
2009	350
2010 and thereafter	1,408

$5,768

6. Stock-Based Compensation

          Beginning with the first quarter of 2006, the Company adopted FAS 123R. See Note 1 for a description of the adoption of FAS 123R. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

          Prior to the adoption of FAS No. 123(R) the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under FAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, share-based compensation expense was recognized by the Company if the exercise price of the grant was less than the fair market value of the underlying stock at the date of grant.

          Prior to January 1, 2006, the Company disclosed compensation cost in accordance with FAS No. 123. The provisions of FAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with FAS No. 123, the Company’s net loss for the three months ended March 31, 2005 would have been as follows (amounts in thousands, except per share data):

Three Months Ended March, 31

2005

Net loss, as reported	$(745)
Add: Non-cash stock-based employee compensation charges included in reported net loss, net of related tax effects	14
Deduct: Non-cash stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(1,051)

Pro forma net loss	$(1,782)

Net loss per share:
Basic and diluted as reported	$(0.01)

Basic and diluted pro forma	$(0.03)

          Pro forma disclosures for the three months ended March 31, 2006 are not presented because the amounts are recognized in the unaudited Consolidated Statement of Operations.

          The Company estimated the expected term of options granted in accordance with the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of the Company’s common stock by using the historical volatility of the Company’s common stock over the expected term. The Company based the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

          To estimate compensation expense which would have been recognized under FAS No. 123 for the three months ended March 31, 2005 and the compensation cost that was recognized under FAS No. 123(R) for the three months ended March 31, 2006, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions for equity awards granted:

	Three Months Ended

	March 31,

	2006	2005

Risk-free interest rate	4.72%	4.04%
Dividend yield	—	—
Volatility factor	1.35	1.00
Weighted average expected life in years	4.58	3.75

          The Company will recognize the estimated compensation cost of performance awards, net of estimated forfeitures, when it becomes probable that the performance criteria will be met. The Company currently has outstanding performance awards with a fair value of $0.2 million which will vest if certain operating performance is achieved. As of March 31, 2006, management’s current estimate is that these awards will not vest and accordingly no provision has been made in the accompanying financial statements.

          As of March 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $4.4 million (excluding performance based awards noted above), which is expected to be recognized over a weighted average period of approximately 2.7 years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited Consolidated Statement of Operations for the three months ended March 31, 2006 (amounts in thousands):

Three Months Ended
March 31, 2006

Cost of revenues:
Advertising systems	$55
Services	3
Operating expenses:
Sales and marketing	172
Research and development	109
General and administrative	329

Total	$668

          Share-based compensation expense recognized during the three months ended March 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123.

Stock Option Plans

1995 Stock Plan

          The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of March 31, 2006, options to purchase an aggregate of 5.4 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

1995 Director Option Plan

          The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of March 31, 2006, 0.1 million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

1996 Nonstatutory Stock Option Plan

          The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of March 31, 2006, options to purchase an aggregate of 1.8 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. At March 31, 2006, an aggregate of 0.1 million shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

          The 1995 Plan, the Director Plan, and the 1996 Nonstatutory Plan are collectively referred to as “Option Plans”.

Options Issued Outside the Option Plan

          For the three months ended March 31, 2006, the Company issued 0.1 million non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. All options were issued with exercise prices equal to the fair value of the Company’s common stock on the grant date, which was the employees first date of employment. The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan. There are 4.2 million shares outstanding outside the Option Plans.

Summary of All Outstanding Options

          Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows, (in thousands, except per share data):

		Options Outstanding

	Options Available for Grant	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	363	12,556	$1.79
Granted — exercise price equal to fair value	(345)	345	1.07
Granted — non-plan options	—	105	1.04
Exercised	—	(955)	0.80
Canceled	110	(345)	1.81
Cancelled — expired plan	—	(252)	4.06
Cancelled — non-plan options	—	(38)	3.15

Options outstanding at March 31, 2006	128	11,416	$1.79

          During the three months ended March 31, 2006, the total intrinsic value of options exercised to purchase common stock was $0.3 million and the weighted average fair value of options to purchase common stock that were granted was $1.07 per share.

          During the three months ended March 31, 2006, financing cash generated from share-based compensation arrangements amounted to $0.8 million for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock.

          Additional information regarding options outstanding for all plans as of March 31, 2006, is as follows (in thousands except per share data):

	Outstanding			Exercisable

Exercise Price Range	Shares	Average Life (a)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.46 — $ 0.77	2,494	7.41	$0.74	2,486	$0.74
$ 0.78 — $ 0.87	2,411	5.88	0.84	2,400	0.84
$ 0.93 — $ 1.36	3,122	8.15	1.27	849	1.78
$ 1.40 — $ 4.35	2,516	7.13	3.02	1,826	3.28
$ 4.40 — $ 25.13	873	3.11	5.73	872	5.74

Total	11,416	6.90	1.79	8,433	1.89

Aggregate intrinsic value (in thousands)	$3,254			$2,986

		Outstanding Average Life		Exercisable Average Life

Weighted average remaining contractual life		6.90		6.46

          The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.38 per share as of the last business day of the three months ended March 31, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three months ended March 31, 2006 was $0.7 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Restructuring Charges

          In March of 2006, the Company implemented a restructuring plan designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the statement of operations. This restructuring plan was completed by March 31, 2006. The remaining accrual will be paid out by June 30, 2006.

	Employee Severance and Termination Benefits	Restructuring Accrual
	(amounts in thousands)

Restructuring charge	$92	$92
Cash paid	(60)	(60)

Balance at March 31, 2006	$32	$32

8. Commitments and Contingencies

Commitments

          The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. The Company also leases office space in Los Angeles, California, with a lease term through December of 2009.

          The Company leased a vehicle for a former executive of the Company with lease terms of less than one year. Rent expense for office space, equipment, and the executive’s vehicle totaled approximately $0.2 million, and $0.3 million, for the three months ended March 31, 2006 and 2005, respectively. The lease was terminated in the first quarter of 2006.

          Future minimum lease payments under non-cancelable operating leases for each year subsequent to March 31, 2006 are as follows (amounts in thousands):

2006	$763
2007	1,022
2008	855
2009	799
2010	90

$3,529

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information and Enterprise-Wide Disclosures

          As discussed in more detail in Notes 1 and 2 to these financial statements, the Company has four revenue streams which are analyzed under three segments consisting of the technology-based segment, which includes two revenue streams “licensing” and “search”, the services segment and the advertising systems segment. In determining reportable segments, management considered the nature of the business activity whose operations are regularly reviewed by the Company’s chief operating decision maker and for which there is discrete financial information. Licensing revenue and search revenue are aggregated within the Technology-based segment as both revenue streams give customers the same access to the Viewpoint Media Player and the distributed network and have similar economic characteristics. Upon the acquisition of Unicast in 2005 it was determined that Unicast goodwill solely benefited Advertising Systems, and accordingly all of the acquired goodwill was allocated to that reporting unit.

          The Company does not allocate costs below costs of revenue. During 2004 the Company commenced operations within the advertising systems segment. There are no inter-segment sales.

          Revenues in the Technology segment are generated based upon providing customers access to the Company’s distributed network of Viewpoint Media Players. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Services segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. The accounting policies for the segments are the same as the consolidated accounting policies disclosed in Note 1.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,

	2006	2005

Revenues:
Search	$1,789	$2,180
Advertising systems	1,595	732
Services	553	1,243
Related party services	—	395
Licenses	46	155
Related party licenses	—	873

Total revenues	3,983	5,578

Cost of Revenues:
Search	36	46
Advertising systems	1,005	518
Services	642	810
Licenses	6	2

Total cost of revenues	1,689	1,376

Gross profit	2,294	4,202

Search	1,753	2,134
Advertising systems	590	214
Services	(89)	828
Licenses	40	1,026

Total gross profit	$2,294	$4,202

Gross profit margin
Search	98%	98%
Advertising systems	37	29
Services	(16)	51
Licenses	87	100

Total gross profit	58%	75%

	March 31, 2006	December 31, 2005

Total assets:
Technology	$12,624	$13,369
Advertising systems	6,785	8,086
Services	15,284	14,388
Corporate(*)	7,781	9,293

Total assets	$42,474	$45,136

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

          In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2006 and our Annual Report on Form 10-K for 2005. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward–looking statements or reflect events or circumstances after the date of this document.

Overview

          Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. Since 2003 the Company has extended the historical imaging capabilities of its proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites. However in June 2005, the Company began offering free use of its platform to facilitate growth in its search and advertising systems segments.

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

          The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the exclusive right to display search results to the Viewpoint Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results. The agreement also provides the Company the ability to create, distribute and market private label toolbars for third parties.

          In July 2005, the Company launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, the Company released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. The Company has licensed the trademark and internet url

Fotomat.com for its exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. Its new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which the Company believes will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

          Prior to launching the Search product the Company principally leveraged its distributed base of VMP’s by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by its customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, the Company has licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Its licensees helped facilitate the growth of its distributed base of VMP’s that the Company used to launch its Search Toolbar business.

          In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with the Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and resells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

          On January 3, 2005 Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Viewpoint’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet’s most active websites including America Online, Microsoft’s MSN, and Yahoo!. The addition of Unicast significantly accelerated the Company’s growth in its advertising systems’ segment.

          The Company provides fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to its marketing team. Its professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. The Company provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2005 include America Online, Toyota Motor Services, General Electric and Honda.

          Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of March 31, 2006, had an accumulated deficit of $269.8 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

          The following table sets forth for the three months ended March 31, 2006 and 2005, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,

	2006	2005

Statements of Operations Data
Revenues:
Search	45%	39%
Advertising Systems	40	13
Services	14	22
Related party services	—	7
Licenses	1	3
Related party licenses	—	16

Total revenues	100	100

Cost of revenues:
Search	1	1
Advertising Systems	25	9
Services	16	15
Licenses	0	—

Total cost of revenues	42	25

Gross profit	58	75

Operating expenses:
Sales and marketing	39	23
Research and development	28	22
General and administrative	59	37
Depreciation	4	4
Amortization of intangible assets	3	3
Restructuring charges (release)	2	—

Total operating expenses	136	89

Loss from operations	(78)	(14)

Other income (expense):
Interest and other income, net	2	—
Interest expense	(7)	(6)
Changes in fair values of warrants to purchase common stock	(16)	3
Loss on early extinguishment	—	—
Loss on conversion	—	—

Other income	(21)	(3)

Loss before provision for income taxes	(99)	(17)
Provision for income taxes	0	—

Net loss from continuing operations	(99)	(17)
Adjustment to net loss on disposal of discontinued operations	—	3

Net loss	(99)%	(14)%

Critical Accounting Policies and Estimates

          Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included herein.

          Described below are the areas where the Company believes that the estimates, judgments or assumptions that the Company has made, if different, would have yielded the most significant differences in its financial statements:

Revenue Recognition

          The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition.” The Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

          Viewpoint generates revenues through four sources: (a) search advertising, (b) advertising systems, (c) services, and (d) software licenses. The Search toolbar is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company’s products. License revenues are generated from licensing the rights to use products directly to customers. In June 2005, the Company discontinued charging customers a license fee (except for special purpose licenses requiring customization), as the Company believes that distribution of Viewpoint content and the VMP will increase Search revenue.

          The Company executed a search advertising agreement in 2004, and amended it in 2006, with Yahoo!. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the ability to display search results to the Viewpoint Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

          In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with the Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and resells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

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

Reserve for Bad Debt

          The Company performs ongoing credit evaluations of its customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by a review of their current credit information. The Company regularly monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. If actual results differ from estimates made, expense recognized would be adjusted in the period that the differences became known and the difference could be material.

Valuation of Goodwill and Intangible Assets

          The Company assesses goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated fair market values of each reporting unit, based on public company comparables or discounted cash flows, using a discount rate of 18%, are used to assess non-amortizable intangible impairment while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with comparable public companies. Considerable management judgment is necessary in order to establish the value of the individual units. Assumptions used for these valuations are consistent with internal forecasts.

          On an on-going basis, management reviews the value of long-lived assets including Goodwill and other intangibles. Management also reviews the period of amortization or depreciation of long-lived assets, including other intangible assets. During this review, the Company re-evaluates the significant assumptions used in determining the original cost of long-lived assets. Although the assumptions may vary from transaction to transaction, they generally include revenue growth, operating results, cash flows and other indicators of value. Management then determines whether there has been an impairment of the value of long-lived assets based upon events or circumstances that have occurred since acquisition. The impairment policy is consistently applied in evaluating impairment for each of its wholly owned subsidiaries and investments. The Company may incur charges for the impairment of goodwill or intangible assets in the future if a reporting unit fails to achieve its assumed revenue growth rates or operating margin results.

Investments

          The Company records an impairment charge when the Company believes an investment asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Derivatives

          In 2002 and 2003, the Company issued convertible notes and warrants which would require Viewpoint to issue shares of common stock upon conversion of these securities. The Company accounts for the fair values of the outstanding warrants to purchase common stock and the conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as derivatives contained in the Company’s convertible notes. The Company is required to carry these derivatives on its balance sheet at fair value and the unrealized changes in the value of these derivatives are reflected in net income as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, the convertible notes were converted into common stock.

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

Contingencies and Litigation

          The Company evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. The Company makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel. If actual results differ from estimates made, expense recognized would be adjusted in the period that the differences became known and the difference could be material.

Restructuring Activities

          Restructuring activities include the recognition of severance expenses upon management approval of the restructuring plan, the determination of the employees to be terminated, communication of benefit arrangements to employees and, with respect to costs associated with lease terminations, an estimation of sublease payments.

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R (“FAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the terms of the awards of 135%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.58 years, risk-free interest rate of 4.72%, and expected dividends of zero. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company's ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial.

          The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

          The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Financial Results

          Viewpoint reported total revenue of $4.0 million for the first quarter 2006 compared to $5.6 million for the first quarter 2005. Operating loss for the first quarter of 2006 was $3.1 million compared to $0.8 million in the first quarter of 2005. The increase in operating loss compared to the first quarter 2005 resulted principally from lower revenues associated with a license and services revenue arrangement with AOL stemming from a contract executed in 2003 which expired in December 2005. The Company experienced a decline in revenue in its search business, however its ad systems business experienced growth of 118% in the first quarter of 2006 as compared to the first quarter in 2005. The Company’s services group continued to experience a decline in sales and therefore announced a restructuring of this group in March. This restructuring streamlined the business by terminating 29% of the services employees and relocating the principal services office from New York to Los Angeles. The Company also recorded $0.7 million of non-cash stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” on January 1, 2006. Net loss for the first quarter 2006 was $3.9 million, or a loss of $0.06 per share, compared to a net loss of $0.7 million, or a loss of $0.01 per share, in the first quarter of 2005. The net loss in the first quarter of 2006 included a non-cash charge of $0.6 million to recognize the impact of the Company’s increased stock price on its outstanding warrants. The net loss in the first quarter of 2005 included a non-cash gain of $0.2 million to recognize the impact of the Company’s decreased stock price on outstanding warrants.

          Viewpoint’s cash, cash equivalents, and marketable securities as of March 31, 2006 were $7.6 million. This can be compared to cash, cash equivalents, and marketable securities of $9.1 million at December 31, 2005. The decrease in cash, cash equivalents, and marketable securities can be principally attributed to the loss from operations during the quarter.

Revenues

	Three Months Ended March 31,		%

	2006	2005	Change

Revenues:
Search	$1,789	$2,180	(18)%
Advertising Systems	1,595	732	118
Services	553	1,243	(56)
Related party services	—	395	(100)
Licenses	46	155	(70)
Related party licenses	—	873	(100)

Total revenues	$3,983	$5,578	(29)%

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

          Additionally, Viewpoint offers an online advertising campaign management and deployment product. In July 2005, the Company deployed a new product, incorporating the Viewpoint Creative Innovator product and Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to grow in future quarters. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

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

          During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized revenue from this agreement ratably as license and services revenue through December 2005 which represents the duration of the Company’s obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million was recognized each quarter from October 2003 to December 2005 as related party license revenue and $0.2 million as related party services revenue. There will be no future revenue earned subsequent to December 31, 2005 related to this License.

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

          Search revenues amounted to of $1.8 million for the three months ended March 31, 2006 as compared to $2.2 million in the three months ended March 31, 2005. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 8.7 million Viewpoint Toolbars through December 31, 2004, 12.4 million through March 2005, 21.4 million through December 31, 2005 and 22.6 million through March 31, 2006. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of cumulative uninstalled toolbars had increased to 9.9 million by December 31, 2005 and 11.0 million by March 31, 2006. The Company believes that search revenues can increase in 2006 as compared to 2005 if it is able to more significantly increase the number of Viewpoint Toolbars that are distributed and remain installed. The ability of the Company to obtain distribution from private label toolbars in 2006 will be critical to this growth.

          The Company recognized $1.6 million in advertising systems revenue during the three months ended March 31, 2006 compared to $0.7 million for the same period in 2005. This revenue was generated by delivering advertising impressions to websites in several different formats including video. The revenue increase is attributable to the Company continuing to increase its customers and types of advertising formats it is delivering for its customers during the past year. The Company expects revenue growth to continue during 2006.

          Service revenues amounted to $0.6 million for the three months ended March 31, 2006 as compared to $1.2 million for the same period in 2005. The Company experienced a decline in the number of clients during the quarter. During March 2006, in recognition of the continued decline in revenues for this group, the Company announced a restructuring which resulted in the relocation of its principal operational headquarters for this business to its Los Angeles office. The Company believes that it will be able to increase revenues in this segment if licensees continue to seek the Company’s assistance in building more content using the Viewpoint Platform to be used at their websites and more clients contract for private label toolbars.

          There was no related party service or license revenue for the three months ended March 31, 2006, as the October 2003 AOL contract expired on October 31, 2005.

          License revenues amounted to less than $0.1 million, decreasing approximately $1.0 million for the three months ended March 31, 2006, compared to the same period last year. License revenues for the first quarter of 2005 represent four licenses the Company sold during 2004, which provided upgrade rights, and were therefore being recognized ratably over 12 months. The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will continue to decrease in 2006.

Cost of revenues

	Three Months Ended March 31,		%

	2006	2005	Change

Cost of Revenues:
Search	$36	$46	(22)%
Percentage of Search Revenues	2%	2%

Advertising Systems	$1,005	$518	94%
Percentage of Advertising Sstems Revenues	63%	71%

Services	$642	$810	(21)%
Percentage of Services Revenues	116%	49%

Licenses	$6	$2	200%
Percentage of Licenses Revenues	13%	0%

          The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal. The Company believes that as Search revenue increases, the hosting services associated with this revenue will increase. Additionally, as the Company is able to obtain private label distribution agreements there may be costs associated with that distribution. This may lead to an increase in the costs as a percentage of revenues.

          Cost of revenues from advertising systems was $1.0 million for the three months ended March 31, 2006 compared to $0.5 million for the same period last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when the Company packages the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. Cost of media space at websites increased $0.6 million in 2006 due to more contracts which required the Company to both purchase media and deliver ads for the advertiser.

          Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.6 million for the three months ended March 31, 2006 decreased by $0.2 million compared to the same period last year. The decrease in cost of revenues for services is attributable to the decrease in service revenues in the first quarter of 2006 compared to the prior year. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2006.

Sales and marketing

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Sales and Marketing	$1,578	$1,275	24%
Percentage of total revenues	39%	23%

          Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for its sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

          Sales and marketing expenses of $1.6 million for the three months ended March 31, 2006 increased by $0.3 million compared to the same period last year. The increase was principally due to recording $0.2 million in non-cash stock-based compensation in 2006 due to the adoption of FAS 123R.

Research and development

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Research and development	$1,088	$1,206	(10)%
Percentage of total revenues	28%	22%

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

          Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photosharing capability. In addition, during 2004 the Company expanded its efforts to build its advertising system product by expanding the creative assembly capability of its product. During 2005, efforts have been focused on building an ad delivery system that combines the capabilities of Unicast’s and Viewpoint’s products. During 2006 the Company has been working on a new type of toolbar which can be easily branded for a customer. Additionally the Company has been developing a personalization tool that can be used in the toolbar or ad systems business and a new reporting module that will more effectively determine returns on types of advertising formats for its ad systems platform.

          Research and development expenses decreased by $0.1 million for the three months ended March 31, 2006 compared to the same period last year. The most significant change resulted from salaries which decreased by $0.2 million associated with a decrease of employees in this group during the past year, offset by $0.1 million in non-cash stock-based compensation due to the adoption of FAS 123R.

General and administrative

	March 31,
	2006	2005	% Change

	(dollars in thousands)
General and Administsrative	$2,359	$2,087	13%
Percentage of total revenues	59%	37%

          General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

          General and administrative expenses increased by $0.3 million for the three months ended March 31, 2006 compared to the same period last year. The Company recorded $0.3 million in non-cash stock-based compensation due to the adoption of FAS 123R. Salary and fringe benefit costs decreased by $0.1 million due primarily to an overall reduction of employees in this department during the year.

Depreciation expense

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Depreciation	$145	$233	(38)%
Percentage of total revenues	4%	4%

          Depreciation expense decreased by less than $0.1 million for the three months ended March 31, 2006, compared to the same period last year primarily due to the Unicast assets acquired on January 3, 2005. Most of the assets acquired were depreciated over a one year life.

Amortization of intangible assets

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Amortization of intangible assets	$138	$178	(22)%
Percentage of total revenues	3%	3%

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

Restructuring charges

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Restructuring charges	$92	$—	N/A	%
Percentage of total revenues	2%	—%

          The Company implemented a restructuring plan in March 2006 designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the income statement. This restructuring plan was completed by March 31, 2006. The remaining accrual will be paid out by June 30, 2006.

Interest and other income, net

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Interest and other income, net	$79	$24	229%
Percentage of total revenues	2%	—%

          Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

          Interest and other income, net, increased 229% for the three months ended March 31, 2006 compared to the same period last year due to an increase in average cash, cash equivalents, and marketable securities balances as well as an increase in market interest rates.

Interest expense

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Interest expense	$(287)	$(316)	(9)%
Percentage of total revenues	(7)%	(6)%

          Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. The decrease is primarily the result of an extension of the maturity period of a note from March 2006 to March 2008, resulting in lower monthly interest expense for that note.

Changes in fair value of warrants to purchase common stock

	March 31,
	2006	2005	% Change

	(dollars in thousands)

Changes in fair value of warrants to purchase common stock	$(628)	$182	(445)%
Percentage of total revenues	(16)%	3%

          Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company records gains and losses based upon changes in the Company’s common stock value and the number of common stock equivalents that the associated financial instruments may be settled in.

          For the three months ended March 31, 2006, the Company recorded an expense of $0.6 million based on the change in the fair value of warrants. For the three months ended March 31, 2005, the Company recorded income of $0.2 million in the Company’s consolidated statements of operations based on the change in the fair values of warrants.

Provision for income taxes

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Provision for income taxes	$7	$3	133%
Percentage of total revenues	0%	—%

          Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Adjustment to net loss on disposal of discontinued operations

	March 31,
	2006	2005	% Change

	(dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	$145	(100)%
Percentage of total revenues	—%	3%

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

          There were no adjustments to net loss on disposal of discontinued operations for the three months ended March 31, 2006. The adjustment to net loss on disposal of discontinued operations for the three months ended March 31, 2005 represents a settlement of a lawsuit in the Company’s favor related to discontinued operations.

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

•	We will need to keep pace with rapid technological change in the internet search and advertising industries.

•	Our ad campaign management and deployment solution may not be successful and may cause business disruption.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our management team has only recently started working together.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our stock price is volatile, which could subject us to class action litigation.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

•

The market for digital visualization solutions is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace.

•	We may be unable to protect our intellectual property rights.

•	We may be liable for infringing the intellectual property rights of others.

•	Regulatory and legal uncertainties could harm our business.

•	Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

•	Internet security poses risks to our entire business.

Recent Accounting Pronouncements

          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

          Cash, cash equivalents, and marketable securities totaled $7.6 million at March 31, 2006, down from $9.1 million at December 31, 2005.

	March 31,
	2006	2005

	(dollars in millions)
Cash used in operating activities	$(1.7)	$(3.3)
Cash used in investing activities	(1.2)	(0.4)
Cash provided by financing activities	0.3	0.1

Operating activities

          In the three months ended March 31, 2006, cash used in operating activities was $1.7 million, a decrease of $1.6 million compared to the three months ended March 31, 2005. The decrease in cash is primarily due to a decrease in accounts payable and accrued expenses of $0.6 million, an increase in prepaid expenses of $0.8 million as well as an overall increase in net loss. These were offset by a decrease in accounts receivable of $1.8 million. Attributing to the high net loss are non-cash stock-based compensation charges of $0.7 million, restructuring charges of $0.1 and a charge for the three months ended March 31, 2006 related to the change in fair value of warrants to purchase common stock of $0.6 million.

Investing activities

          In the three months ended March 31, 2006, cash used in investing activities was $1.2 million, primarily as a result of net purchases of marketable securities of $1.1 million.

          In the three months ended March 31, 2005, cash used in investing activities was $0.4 million, primarily due to the cash used in the acquisition of Unicast.

Financing activities

          In the three months ended March 31, 2006, net cash provided by financing activities was $0.3 million, resulting from the exercise of stock options of $0.8 million which was offset by cash used for the repayment of debt totaling $0.5 million.

          In the three months ended March 31, 2005, net cash provided by financing activities was $0.1 million resulting solely from the exercise of stock options.

          As of March 31, 2006, the Company had cash commitments totaling approximately $11.5 million through 2011, related mainly long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years

Long-Term Debt Obligations	$3,050	$—	$3,050	$—	$—
Operating Lease Obligations	3,529	763	1,877	889	—
Interest Payments on Long-Term Debt Obligations	608	180	314	114	—
Employee Agreement	65	65	—	—	—
Unicast Debt Obligations	3,253	292	778	2,183	—
Purchase Obligations	982	982	—	—	—

Total	$11,487	$2,282	$6,019	$3,186	$—

          Unicast Acquisition

          On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Viewpoint assumed ownership of Unicast as a wholly owned subsidiary at that date.

          Long-term debt issued by Unicast (“Unicast notes”) remain outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2 million. This promissory note bears interest of 5% per annum and is secured by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. All unpaid principal and interest is payable in 60 equal monthly installments from March 2006 through March 2011. In March 2006, the Company made the first installment under the secured promissory note.

          Convertible Notes

          On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. As of March 31, 2006, 0.8 million warrants were outstanding related to this placement.

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

          On March 31, 2006, the Company redeemed notes with a principal amount of $450,000 pursuant to the agreement. The maturity date was extended to March 31, 2008 for the remaining notes with a principal amount of $3.1 million (see “Amended Notes”).

          Other Transactions

          In March of 2006, the Company implemented a restructuring plan designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the statement of operations.

          The Company had cash, cash equivalents and marketable securities of $3.8 million at March 31, 2006. During the quarter ended March 31, 2006, net cash used in operations amounted to $1.7 million. As of March 31, 2006, the Company had an accumulated deficit of $269.8 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through March 31, 2007.

          The Company has contingency plans for 2006 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms.

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

Item 1.  Legal Proceedings

The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2. Risk Factors

We have previously disclosed the risk factors in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 20, 2006. A listing of which is provided in Item 2 of Part 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

VIEWPOINT CORPORATION

Dated: May 10, 2006	By:	/s/ PATRICK VOGT

Patrick Vogt President and Chief Executive Officer

Dated: May 10, 2006	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell Chief Financial Officer

Dated: May 10, 2006	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan Chief Accounting Officer