Form 10-Q
period 2006-06-30
VIEWPOINT CORP
filed 2006-08-09
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
☐ Yes ☒ No

As of August 1, 2006, 67,232,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$1,802	$6,437
Marketable securities	5,718	2,674
Accounts receivable, net of reserve of $410 and $419, respectively	2,895	4,342
Prepaid expenses and other current assets	536	510

Total current assets	10,951	13,963

Restricted cash	185	182
Property and equipment, net	1,164	1,218
Goodwill, net	25,537	25,537
Intangible assets, net	3,915	4,131
Other assets, net	95	105

Total assets	$41,847	$45,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,177	$2,834
Accrued expenses	820	635
Deferred revenues	151	207
Current portion of notes payable	389	814
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,313	5,266

Deferred rent	286	334
Warrants to purchase common stock	2,154	982
Subordinated notes	2,263	2,090
Unicast notes	1,625	1,582

Total liabilities	10,641	10,254

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding on June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 100,000 shares authorized - 67,171 shares issued and 67,011 shares outstanding at June 30, 2006, and 64,849 shares issued and 64,689 shares outstanding at December 31, 2005	67	65
Paid-in capital	304,811	301,766
Treasury stock at cost; 160 at June 30, 2006 and December 31, 2005	(1,015)	(1,015)
Accumulated other comprehensive loss	(16)	(63)
Accumulated deficit	(272,641)	(265,871)

Total stockholders’ equity	31,206	34,882

Total liabilities and stockholders’ equity	$41,847	$45,136

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Revenues:
Search	$1,573	$2,393	$3,362	$4,573
Advertising systems	3,013	1,163	4,608	1,895
Services	1,091	1,564	1,644	2,807
Related party services	—	354	—	749
Licenses	32	227	78	382
Related party licenses	—	872	—	1,745

Total revenues	5,709	6,573	9,692	12,151

Cost of revenues:
Search	38	49	74	95
Advertising systems	2,199	909	3,239	1,498
Services	648	1,055	1,311	1,923
Licenses	2	1	8	3

Total cost of revenues	2,887	2,014	4,632	3,519

Gross profit	2,822	4,559	5,060	8,632

Operating expenses:
Sales and marketing	1,449	1,228	3,027	2,503
Research and development	1,068	1,147	2,156	2,353
General and administrative	2,226	2,654	4,585	4,741
Depreciation	107	182	224	338
Amortization of intangible assets	111	126	221	252
Restructuring charges	—	—	92	—

Total operating expenses	4,961	5,337	10,305	10,187

Loss from operations	(2,139)	(778)	(5,245)	(1,555)

Other income (expense), net:
Interest and other income; net	90	32	169	56
Interest expense	(209)	(339)	(496)	(655)
Changes in fair values of warrants to purchase common stock	(544)	648	(1,172)	830

Total other income (expense)	(663)	341	(1,499)	231

Loss before provision for income taxes	(2,802)	(437)	(6,744)	(1,324)
Provision for income taxes	19	9	26	12

Net loss from continuing operations	(2,821)	(446)	(6,770)	(1,336)
Adjustment to net loss on disposal of discontinued operations	—	—	—	145

Net loss	$(2,821)	$(446)	$(6,770)	$(1,191)

Basic and diluted net loss per common share:	$(0.04)	$(0.01)	$(0.10)	$(0.02)

Weighted average number of shares outstanding — basic and diluted	66,505	58,014	65,689	57,835

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(6,770)	$(1,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	1,163	595
Depreciation and amortization	555	810
Provision for bad debt	13	62
Changes in fair values of warrants to purchase common stock	1,172	(830)
Amortization of debt discount and issuance costs	381	563
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,455	527
Prepaid expenses	(26)	(43)
Accounts payable	(665)	(1,300)
Accrued expenses	137	(410)
Deferred revenues	(56)	(38)
Related party deferred revenues	—	(2,463)
Other	34	—

Net cash used in operating activities	(2,607)	(3,718)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	5,480	6,980
Purchases of marketable securities	(8,532)	(5,307)
Net decrease in restricted cash	(3)	100
Purchases of property and equipment	(215)	(285)
Acquisition of Unicast, net of cash acquired	—	(512)
Purchases of patents and trademarks	(61)	(12)

Net cash (used in) provided by investing activities	(3,331)	964

Cash flows from financing activities:
Repayment of Subordinated Notes	(450)	—
Repayment of Unicast Debt	(130)	—
Proceeds from exercise of stock options	1,883	386

Net cash provided by financing activities	1,303	386

Effect of exchange rates changes on cash	—	3

Net decrease in cash and cash equivalents	(4,635)	(2,365)
Cash and cash equivalents at beginning of period	6,437	5,804

Cash and cash equivalents at end of period	$1,802	$3,439

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,

	2006	2005

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	26	12
Cash paid during the period for interest	116	136
Net assets acquired in Unicast acquisition:
Accounts receivable, net	—	2,056
Prepaids	—	7
Other assets	—	22
Fixed assets	—	128
Goodwill and Intangible assets	—	6,547
Accounts payable and accrued expenses	—	(3,578)
Unicast Debt	—	(1,702)
Supplemental disclosure of non-cash investing and financing activities:
Cost of Unicast acquisition
Common stock	—	(1)
APIC	—	(2,967)
Unrealized (losses) gains on marketable securities	(8)	2
Purchase of property and equipment accrued and not yet paid	9	—

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

          These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or other future periods.

          Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

Liquidity

          The Company had cash, cash equivalents and marketable securities of $7.5 million at June 30, 2006. During the six months ended June 30, 2006, net cash used in operations amounted to $2.6 million. In July 2005, the Company extended the maturity date of $3.1 million in subordinated debt to March 2008, however, it has had significant quarterly and annual operating losses since its inception, and as of June 30, 2006, had an accumulated deficit of $272.6 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations are sufficient to meet its operating cash flow needs, anticipated capital expenditures and financing activity requirements at least through June 30, 2007. In the event that the Company is unable to reach profitable operations or raise additional capital in the future, operations will need to be scaled back or discontinued.

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

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R, “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards of 134%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.52 years, risk-free interest rate of 5.07%, and expected dividends of zero. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial.

          The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new 2006 grants and to grants that were unvested as of the effective date. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the FAS 123 pro forma disclosures.

          The adoption of FAS 123R had a material impact on our consolidated financial position and results of operations. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Net Loss Per Common Share

          Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.9 million and 6.4 million, for the three and six months ended June 30, 2006, respectively, and 7 million and 7.1 million for the three and six months ended June 30, 2005, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

Common Stock Issuance

          In July 2005, the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company’s subordinated debt for aggregate gross proceeds of $2.0 million.

          In December 2005, the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, pursuant to this private placement the Company issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs. As of June 30, 2006 the aggregate value of warrants to purchase the 1.2 million shares of common stock amounted to $1.7 million. During the three and six months ended June 30, 2006, the fair value of the warrants increased by $0.3 million and $0.8 million respectively, which is included as an expense within the statement of operations.

Comprehensive Income

           Other comprehensive income amounted to less than $0.1 million in the three and six month period ending June 30, 2006. Other comprehensive income amounted to less than $0.1 million in the three and six month period ending June 30, 2005.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

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

          Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated collateralized promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets. As of June 30, 2006 no contingencies had occurred. All unpaid principal and interest on the collateralized note is payable in 60 equal monthly installments from March 2006 through March 2011 amounting to $2.2 million. In March 2006, the Company began making its monthly payments under the secured promissory note. Principal and interest on the unsecured debt in the amount of $1.4 million is due and payable in March 2011.

          Viewpoint recorded all working capital assets and liabilities at their fair market value on the date of the acquisition.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Tangible equipment value was determined based on fair market value at the date of acquisition. The remaining useful life of this equipment was predominantly determined to be one year. Intangible values acquired included trademarks, acquired technology, website partner relationships and goodwill. Acquired technology was determined to have a life of three years while the other intangible values, excluding goodwill, were determined to have a life of 5-10 years. Goodwill has an indefinite life. Unicast had no in-process research and development.

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

          At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services reporting unit had experienced an impairment of its allocated goodwill. At that time, the Company recorded an impairment expense of $7.8 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           As stated in Note 1, the Company has reclassified amortization expense amounts in the 2005 financial statements to conform to the 2006 presentation. The 2005 reclassification consisted of the allocation of amortization from operating expenses into cost of sales. For the three and six month periods ended June 30, 2006, amortization amounted to $0.1 million and $0.3 million, respectively, of which less than $0.1 million was recorded in cost of sales for the three months ended June 30, 2006, and $0.1 million was recorded in cost of sales for the six months ended June 30, 2006.

          The changes in the carrying amounts of goodwill by reporting unit, and intangible assets during the three and six months ended June 30, 2006 and 2005, by aggregated segments are as follows (amounts in thousands):

	Goodwill
	Technology	Advertising Systems	Services	Total	Intangible Assets
Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131
Additions during period	—	—	—	—	16
Impairment	—	—	—	—
Adjustments	—	—	—	—
Amortization	—	—	—	—	(138)

Balance as of March 31, 2006	$10,206	$2,039	$13,292	$25,537	$4,009

Additions during period	—	—	—	—	44
Impairment	—	—	—	—
Adjustments	—	—	—	—
Amortization	—	—	—	—	(138)

Balance as of June 30, 2006	$10,206	$2,039	$13,292	$25,537	$3,915

	Goodwill
	Technology	Advertising Systems	Services	Total	Intangible Assets
Balance as of December 31, 2004	$10,206	$—	$21,070	$31,276	$230
Additions during period	—	2,101	—	2,101	5,179
Adjustments	—	—	—	—
Amortization	—	—	—	—	(178)

Balance as of March 31, 2005	$10,206	$2,101	$21,070	$33,377	$5,231

Additions during period	—	32	—	32	2
Adjustments	—	—	—	—	(662)
Amortization	—	—	—	—	(178)

Balance as of June 30, 2005	$10,206	$2,133	$21,070	$33,409	$4,393

          As of June 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2006			December 31, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships - Unicast	$3,772	$(591)	$3,181	$3,772	$(404)	$3,368
Acquired Technology - Unicast	410	(243)	167	410	(187)	223
Patents and Trademarks - Unicast	326	(111)	215	326	(80)	246
Patents and Trademarks	392	(40)	352	332	(38)	294

Total Intangible Assets	$4,900	$(985)	$3,915	$4,840	$(709)	$4,131

          Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

           The Company has also reclassified depreciation expense amounts in the 2005 financial statements to conform to the 2006 presentation. The 2005 reclassification consisted of the allocation of depreciation from operating expenses into cost of sales. For the three and six month periods ended June 30, 2006, depreciation expense amounted to $0.1 million and $0.2 million, respectively, of which less than $0.1 million was recorded in cost of sales for the three months ended June 30, 2006, and $0.1 million was recorded in cost of sales for the six months ended June 30, 2006.

4. Long Term Debt

Convertible Notes

          On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. As of June 30, 2006, 0.8 million warrants were outstanding related to this placement.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          For the three and six month period ended June 30, 2006, the Company recognized a loss related to the change in the valuation for the outstanding warrants of $0.2 million and $0.3 million, respectively, resulting from an increase in the fair market value of the Company’s common stock. For the three and six month period ended June 30, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $0.6 million and $0.8 million, respectively resulting from a decrease in the fair market value of the Company’s common stock. As of June 30, 2006 and December 31, 2005, the fair value of these outstanding warrants amounted to $0.4 million and $0.1 million, respectively.

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

          On March 31, 2006, the Company redeemed notes with a principal amount of $0.4 million pursuant to the agreement. The maturity date for the remaining notes with a principal amount of $3.1 million was extended in July, 2005. (see “Amended Notes”).

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

          Since the Holder of the subordinated note owned 13% of Viewpoint’s outstanding common stock and also had a position on the Company’s Board of Directors, the Holder of the note is considered a related party; therefore, the underlying amendment of the note was accounted for as a capital transaction. The Company recognized the difference between the carrying value of the subordinated note and the fair value of the amended and restated substituted note in the amount of $0.6 million offset by the modification fee paid of $0.1 million as an increase to the stockholders’ equity.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          As of January 3, 2005, the date of acquisition, the fair value of the collateralized and non-collateralized notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million and $0.2 million for the three and six months ended June 30, 2006 and $0.1 and $0.2 for the three and six months ending June 30, 2005. In March 2006, the Company began making monthly payments as required by the agreement and this resulted in a decrease of the aggregate carrying value of these notes to $2.0 million as of June 30, 2006, of which $1.6 million is long-term.

          The Company’s total carrying value by note at June 30, 2006 and December 31, 2005 is as follows (amounts in thousands):

	June 30	December 31

	2006	2005

Subordinated notes	$2,263	$2,505
Unicast notes	2,014	1,981

Total long-term debt	4,277	4,486

Less current portion	389	814

Long-term debt, net of current portion	$3,888	$3,672

          The reconciliation of the carrying value to the face value of each note as of June 30, 2006, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Total

Book value of long-term debt	2,263	2,014	4,277
Discount on long-term debt	787	606	1,393

Face value of the long-term debt	$3,050	$2,620	$5,670

          The maturity schedule for the Company’s debt subsequent to June 30, 2006 is as follows (amounts in thousands):

Maturity

2006	$162
2007	350
2008	3,400
2009	350
2010 and thereafter	1,408

$5,670

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          Prior to January 1, 2006, the Company disclosed compensation cost in accordance with FAS No. 123. The provisions of FAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with FAS No. 123, the Company’s net loss for the three and six months ended June 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,

	2005	2005

Net income (loss), as reported	$(446)	$(1,191)
Add: Stock-based employee compensation charges included in reported net loss, net of related tax effects	581	595
Deduct: Stock-based employee compensation charges determined under fair value based method for all awards, net of related tax effects	(945)	(1,926)

Pro forma net income (loss)	$(810)	$(2,522)

Net income (loss) per share:
Basic and diluted as reported	$(0.01)	$(0.02)

Basic and diluted pro forma	$(0.01)	$(0.04)

          Pro forma disclosures for the three and six months ended June 30, 2006 are not presented because the amounts are recognized in the unaudited Consolidated Statement of Operations.

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

          To estimate compensation expense which would have been recognized under FAS No. 123 and the compensation cost that was recognized under FAS No. 123(R) for the six months and three months ended June 30, 2006 and 2005, the Company uses the Black-Scholes option-pricing model with the following weighted-average assumptions by the ranges specified for equity awards granted:

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three and Six Months Ended

	June 30,

	2006	2005

Risk-free interest rate	4.72-5.07%	3.73-4.04%
Dividend yield	—	—
Volatility factor	1.34-1.35	1
Weighted average expected life in years	4.52-4.58	3.75

          The Company will recognize the estimated compensation cost of performance awards, net of estimated forfeitures, when it becomes probable that the performance criteria will be met. The Company currently has outstanding performance awards with a fair value of $0.3 million which will vest if certain operating performance is achieved by December 31, 2006. As of June 30, 2006, management’s current estimate is that these awards will not vest and accordingly no provision has been made in the accompanying financial statements.

          As of June 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $4.0 million (excluding performance based awards noted above), which is expected to be recognized over a weighted average period of approximately 2.7 years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited Consolidated Statement of Operations for the three and six months ended June 30, 2006 (amounts in thousands):

	Three Months Ended	Six Months Ended

	June 30, 2006	June 30, 2006

Cost of revenues:
Advertising systems	$2	$5
Services	46	101
Operating expenses:
Sales and marketing	119	291
Research and development	84	193
General and administrative	243	572

Total	$494	$1,162

          Share-based compensation expense recognized during the three and six months ended June 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R.

Stock Option Plans

1995 Stock Plan

          The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of June 30, 2006, options to purchase an aggregate of 4.1 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of up to ten years. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Director Option Plan

          The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of June 30, 2006, 4.1million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

1996 Nonstatutory Stock Option Plan

          The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of June 30, 2006, options to purchase an aggregate of 1.3 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of up to ten years. At June 30, 2006, an aggregate of 0.2 million shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan.

          The 1995 Plan, the Director Plan, and the 1996 Nonstatutory Plan are collectively referred to as “Option Plans”.

2006 Equity Incentive Plan

          The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The 2006 Plan was adopted by the stockholders of the Company at the 2006 annual meeting of stockholders on June 21, 2006. As of June 30, 2006, no grants were outstanding under the 2006 Plan and an aggregate of 4.5 million shares of common stock were reserved for future issuance under the 2006 Plan.

Options Issued Outside the Option Plans

          For the three and six months ended June 30, 2006, the Company issued 0.2 million and 0.3 million, respectively, non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. All options were issued with exercise prices equal to the fair value of the Company’s common stock on the grant date, which was the employees first date of employment. The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan. There are 4.2 million shares outstanding outside the Option Plans.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of All Outstanding Options

          Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows, (in thousands, except per share data):

		Options Outstanding

	Options Available for Grant	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	363	12,566	$1.79
Granted — exercise price equal to fair value	(418)	418	1.17
Granted — non-plan options	—	250	1.53
Plan approved at June 30, 2006	4,500	—	—
Exercised		(2,323)	0.81
Cancelled	388	(388)	1.68
Cancelled — expired plan	—	(633)	4.91
Cancelled — non-plan options	—	(221)	3.15

Options outstanding at June 30, 2006	4,833	9,669	$1.82

          During the three and six months ended June 30, 2006, the total intrinsic value of options exercised to purchase common stock was $1.1 million and $1.5 million, and the weighted average fair value of options to purchase common stock that were granted was $1.80 and $1.31 per share.

          During the three and six months ended June 30, 2006, financing cash generated from share-based compensation arrangements amounted to $1.1 million and $1.9 million for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock.

          Additional information regarding options outstanding for all plans as of June 30, 2006, is as follows (in thousands except per share data):

	Outstanding			Exercisable

Exercise Price Range	Shares	Average Life (a)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.46 — $0.77	2,035	7.19	$0.73	2,035	$0.73
$0.78 — $0.87	2,028	5.61	0.90	1,614	0.85
$0.93 — $1.36	2,546	8.05	1.31	906	1.29
$1.40 — $4.35	1,994	7.13	2.68	1,318	3.01
$4.40 — $25.13	1,066	2.86	5.29	1,065	5.29

Total	9,669	6.59	1.82	6,938	1.97

	Intrinsic Value Options Outstanding			Intrinsic Value Options Exercisable

Aggregate intrinsic value (in thousands)	$4,996			$3,961

		Outstanding Average Life		Exercisable Average Life

Weighted average remaining contractual life		6.59		6.09

          The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.75 per share as of June 30, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three and six months ended June 30, 2006 was $0.5 million, and $1.2 million, respectively.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Restructuring Charges

          In March of 2006, the Company implemented a restructuring plan designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the statement of operations. This restructuring plan was completed by June 30, 2006 and all payments have been made.

8. Commitments and Contingencies

Commitments

          The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. The Company also leases office space in Los Angeles, California, with a lease term through December of 2009.

          The Company leased a vehicle for a former executive of the Company during 2005. The lease was terminated in the first quarter of 2006. Rent expense for office space, equipment, and the executive’s vehicle totaled approximately $0.3 million, and $0.5 million, and $0.3 million and $0.6 for the three and six months ended June 30, 2006 and 2005, respectively.

          Future minimum lease payments under non-cancelable operating leases for each year subsequent to June 30, 2006 are as follows (amounts in thousands):

2006	$511
2007	1,014
2008	855
2009	799
2010	90

$3,269

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information and Enterprise-Wide Disclosures

          As discussed in more detail in Notes 1 and 2 in the Company’s 2005 Form 10-K, the Company has four revenue streams which are analyzed under three segments consisting of the technology-based segment, which includes two revenue streams “licensing” and “search”, the services segment, and the advertising systems segment. In determining reportable segments, management considered the nature of the business activity whose operations are regularly reviewed by the Company’s chief operating decision maker and for which there is discrete financial information. Licensing revenue and search revenue are aggregated within the Technology-based segment as both revenue streams give customers the same access to the Viewpoint Media Player and the distributed network and have similar economic characteristics. Upon the acquisition of Unicast in 2005 it was determined that Unicast goodwill solely benefited Advertising Systems, and accordingly all of the acquired goodwill was allocated to that reporting unit.

          The Company does not allocate or analyze operating expenses by segment. During 2004 the Company commenced operations within the advertising systems segment. There are no inter-segment sales.

          Revenues in the Technology segment are generated based upon providing customers access to the Company’s distributed network of Viewpoint Media Players. Advertising systems revenue is generated by charging customers to host advertising campaigns based on CPM impressions. The Services segment provides creative and support services to customers who generally have purchased or received licenses to use the Viewpoint software platform. The accounting policies for the segments are the same as the consolidated accounting policies disclosed in the Company’s 2005 Form 10-K.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Technology
Licenses	$32	$227	$78	$382
Related party licenses	—	872	—	1,745
Search	1,573	2,393	3,362	4,573

Total technology revenue	1,605	3,492	3,440	6,700
Advertising systems	3,013	1,163	4,608	1,895
Services:
Services	1,091	1,564	1,644	2,807
Related party services	—	354	—	749

Total revenues	5,709	6,573	9,692	12,151

Cost of Revenues
Technology
License	2	1	8	3
Search	38	49	74	95

Total technology cost of revenues	40	50	82	98
Advertising systems	2,199	909	3,239	1,498
Services	648	1,055	1,311	1,923

Total cost of revenues	2,887	2,014	4,632	3,519

Gross profit	2,822	4,559	5,060	8,632

Technology
Licenses	30	1,098	70	2,124
Search	1,535	2,344	3,288	4,478

Total technology gross profit	1,565	3,442	3,358	6,602
Advertising systems	814	254	1,369	397
Services	443	863	333	1,633

Total gross profit	$2,822	$4,559	$5,060	$8,632

Gross profit margin
Technology
Licenses	94%	100%	90%	100%
Search	98	98	98	98

Total technology gross profit	98	99	98	99
Advertising systems	27	22	30	21
Services	41	45	20	46

Total gross profit	49%	69%	52%	71%

	June 30, 2006	December 31, 2005

Total assets:
Technology	$12,416	$13,369
Advertising systems	7,189	8,086
Services	14,537	14,388
Corporate (*)	7,705	9,293

Total assets	$41,847	$45,136

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

Overview

          Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products as advertising or content at websites, and allows for user interaction. Since 2003 the Company has extended the historical imaging capabilities of its proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites. However, in June 2005, the Company began offering free use of its platform to facilitate growth in its search and advertising systems segments.

          On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search product (the “Viewpoint Toolbar”). The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray.

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

          In July 2005, the Company launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or get printed copies of the photographs for a fee. During October 2005, the Company released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. The Company has licensed the trademark and internet url Fotomat.com for its exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. Its new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which the Company believes enhances the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

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

          In addition, Viewpoint also offers an online advertising campaign management and deployment product. In July 2005, the Company redesigned this product, incorporating the Viewpoint Creative Innovator product with Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and resells that space to advertisers. The Company acts as a principal party in the transaction by assuming the title to the media space purchased. In addition, the Company assumes risks of collection, and therefore recognizes the entire amount billed to the customer as revenue and the cost of the media space as cost of sales.

          The Company provides fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to its marketing team. Its professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. The Company provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2005 and 2006 include America Online, Toyota Motor Services, General Electric and Honda.

          Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of June 30, 2006, had an accumulated deficit of $272.6 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RESULTS OF OPERATIONS

          The following table sets forth for the three and six months ended June 30, 2006 and 2005, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Statements of Operations Data
Revenues:
Search	27%	37%	35%	38%
Advertising Systems	53	18	47	16
Services	19	24	17	23
Related party services	—	5	—	6
Licenses	1	3	1	3
Related party licenses	—	13	—	14

Total revenues	100	100	100	100

Cost of revenues:
Search	1	1	1	1
Advertising Systems	39	14	33	12
Services	11	16	14	16
Licenses	—	—	—	—

Total cost of revenues	51	31	48	29

Gross profit	49	69	52	71

Operating expenses:
Sales and marketing	25	19	31	21
Research and development	19	17	22	19
General and administrative	38	40	48	39
Depreciation	2	3	2	3
Amortization of intangible assets	2	2	2	2
Restructuring charges	—	—	1	—
Impairment of goodwill and other intangible assets	—	—	—	—

Total operating expenses	87	81	106	84

Gain/Loss from operations	(38)	(12)	(54)	(13)

Other income (expense):
Interest and other income, net	2	—	1	—
Interest expense	(4)	(5)	(5)	(5)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible notes	(10)	10	(12)	7

Total Other income (expense)	(12)	5	(16)	2

Loss before provision for income taxes	(49)	(7)	(70)	(11)
Provision for income taxes	—	—	—	—

Net loss from continuing operations	(49)	(7)	(70)	(11)
Adjustment to net loss on disposal of discontinued operations	—	—	—	1

Net loss	(49)%	(7)%	(70)%	(10)%

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Critical Accounting Policies and Estimates

          Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s critical accounting policies and estimates refer to the Company’s 2005 Form 10-K and Stock-Based Compensation discussed below.

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R (“FAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the terms of the awards of 134%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.52 years, risk-free interest rate of 5.07%, and expected dividends of zero. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial.

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

Financial Results

          Viewpoint reported total revenue of $5.7 million for the second quarter 2006 compared to $6.6 million for the second quarter 2005. Operating loss for the second quarter of 2006 was $2.1 million compared to $0.8 million in the second quarter of 2005. The increase in operating loss compared to the second quarter 2005 resulted principally from lower revenues associated with the expiration of a license and services revenue arrangement with AOL in December 2005 from a contract executed in 2003. The Company experienced a 34% decline in revenue in its search business, however its ad systems business experienced growth of 159% in the second quarter of 2006 as compared with the second quarter in 2005. The Company recorded $0.5 million of stock-based compensation expense in the second quarter of 2006 associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” on January 1, 2006 which also led to an increase in operating loss. This compared to a stock based compensation charge of $0.6 million recorded in the second quarter of 2005 associated with the departure of an executive from the Company and corresponding extension of the exercise period. Net loss for the second quarter 2006 was $2.8 million, or a loss of $0.04 per share, compared to a net loss of $0.4 million, or a loss of $0.01 per share, in the second quarter of 2005. The net loss in the second quarter of 2006 included a non-cash charge of $0.5 million to recognize the impact of the Company’s increased stock price on its outstanding warrants. The net loss in the second quarter of 2005 included a non-cash gain of $0.6 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Viewpoint reported total revenue of $9.7 million for the first six months of 2006 compared to $12.2 million for the same period in 2005. Operating loss for the first six months of 2006 was $5.2 million compared to $1.6 million in the same period of 2005. This increase in operating loss resulted principally from lower revenues associated with the expiration of a license and services revenue arrangement with AOL in December 2005 of a contract executed in 2003. The Company experienced a 34% decline in revenue in its search business which contributed to an increase in the operating loss on a comparative basis; however its ad systems business experienced growth of 159%, as stated above. The Company’s services revenue declined 41% in the first six months of 2006 compared to the same period in 2005. During March 2006, when the Company noted it was experiencing a decline in this business it announced a restructuring of this group. This restructuring streamlined the business by terminating 29% of the services employees and relocating the principal services office from New York to Los Angeles. During the first six months of 2006, the Company also recorded $1.1 million of stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” on January 1, 2006. This compared to a stock based compensation expense of $0.6 million in the same period in 2005. Net loss for the first six months of 2006 was $6.8 million, or a loss of $0.10 per share including a non-cash charge of $1.2 million to recognize the impact of the Company’s increased stock price of its outstanding warrants. Net loss for the first six months of 2005 was $1.2 million, or a loss of $0.02 per share, including a non-cash charge of $0.8 million to recognize the impact of the Company’s decreased stock price on outstanding warrants.

          Viewpoint’s cash, cash equivalents, and marketable securities as of June 30, 2006 were $7.5 million. This compares to cash, cash equivalents, and marketable securities of $9.1 million at December 31, 2005. The decrease in cash, cash equivalents, and marketable securities can be principally attributed to the loss from operations during the six month period offset by proceeds from the exercise of stock options granted to current and former employees.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues

	Months Ended June 30,		%

	2006	2005	Change

	(dollars in thousands)
Three months ended:
Search	$1,573	$2,393	(34)
Advertising Systems	3,013	1,163	159
Services	1,091	1,564	(30)
Related party services	—	354	(100)
Licenses	32	227	(86)
Related party licenses	—	872	(100)

Total revenues	$5,709	$6,573	(13)%

Six months ended:
Search	$3,362	$4,573	(26)%
Advertising Systems	4,608	1,895	143
Services	1,644	2,807	(41)
Related party services	—	749	(100)
Licenses	78	382	(80)
Related party licenses	—	1,745	(100)

Total revenues	$9,692	$12,151	(20)%

          On March 17, 2004 Viewpoint entered the internet search business by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase and began delivering the Viewpoint Toolbar Version 1.0. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

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

          Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2005 and 2006, the Company continued its strategy of concentrating on executing larger creative projects.

          The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. On June 14, 2005, Viewpoint announced that for all non-special-purpose-licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search business.

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

          Search revenues amounted to $1.6 million for the three months ended June 30, 2006 as compared to $2.4 million in the three months ended June 30, 2005. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 8.7 million Viewpoint Toolbars through December 2004, 12.4 million through March 2005, 16.1 million throughout June 2005, 21.4 million through December 2005, 22.6 million through March 2005 and 23.9 million through June 2006. Internet users can uninstall the Viewpoint Toolbar, and through December 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of cumulative toolbars installed, net of those uninstalled was 11.6 million at December 2005 and 12.0 million at June 2006.

          Search revenues of $3.4 million for the six months ended June 30, 2006 decreased compared with revenues of $4.6 million for the six months ended June 30, 2005. The Company believes that search revenues may increase in the second half of 2006 as compared to the first half of 2006 if it is able to continue to increase the number of Viewpoint Toolbars that are distributed and remain installed. The ability of the Company to obtain distribution from private label toolbars in the second half of 2006 will be critical to this growth.

          The Company recognized $3.0 million in advertising systems revenue during the three months ended June 30, 2006 compared to $1.2 million for the same period in 2005. This revenue was generated by delivering advertising impressions to websites in several different formats including video and the purchase of media space from publishers on behalf of advertisers. The revenue increase is attributable to the Company continuing to expand its customer base and types of advertising formats delivered to them.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Ad systems revenues of $4.6 million for the six months ended June 30, 2006 increased compared with revenues of $1.9 million for the six months ended June 30, 2005. Growth in this segment accelerated during the second quarter and is expected to continue to increase during the remainder of 2006 as the Company is able to attract more clients and websites to its various ad serving formats.

          Services revenues amounted to $1.1 million for the three months ended June 30, 2006 as compared to $1.6 million for the same period in 2005. The Company experienced a decline in its number of clients during the quarter. During March 2006, in recognition of a decline in revenues for this group, the Company announced a restructuring which resulted in a reduction of its workforce and the relocation of its principal operational headquarters for this business to its Los Angeles office.

          Services revenues amounted to $1.6 million for the six months ended June 30, 2006 as compared to revenues of $2.8 million for the six months ended June 30, 2005. This segment’s revenues were down significantly in the first quarter of 2006 compared to the same period the prior year which led to the March 2006 restructuring. The Company believes that it can increase revenues in the second half of 2006 in this segment if customers continue to seek the Company’s assistance in building more content using the Viewpoint Platform to be used at their websites, develop advertising formats, and more client contracts for private label toolbars.

          There were no related party services or license revenues for the three months ended June 30, 2006, as the October 2003 AOL contract expired on December 31, 2005.

          License revenues amounted to less than $0.1 million in the six months ended June 30, 2006, which represents a decrease of approximately $0.2 million, as compared to the same period last year. License revenues for the first quarter of 2005 represent four licenses the Company sold during 2004, which provided upgrade rights, and were therefore being recognized ratably over 12 months. The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will continue to decrease in 2006.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of revenues

	June 30,		%

	2006	2005	Change

	(dollars in thousands)
Three months ended:
Search	$38	$49	(22)%
Percentage of Search Revenues	2%	2%
Six months ended:
Search	$74	$95	(22)%
Percentage of Search Revenues	2%	2%

Three months ended:
Advertising Systems	$2,199	$909	142%
Percentage of Advertising Systems Revenues	73%	78%
Six months ended:
Advertising Systems	$3,239	$1,498	116%
Percentage of Advertising Systems Revenues	70%	79%

Three months ended:
Services	$648	$1,055	(39)%
Percentage of Services Revenues	59%	55%
Six months ended:
Services	$1,311	$1,923	(32)%
Percentage of Services Revenues	80%	54%

Three months ended:
Licenses	$2	$1	100%
Percentage of Licenses Revenues	6%	—%
Six months ended:
Licenses	$8	$3	167%
Percentage of Licenses Revenues	10%	0%

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

          Cost of revenues from advertising systems were $2.2 million and $3.2 million for the three and six month periods, respectively, ended June 30, 2006 compared to $0.9 million and $1.5 million for the same periods last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. Cost of media space at websites increased by $1.4 million and $2.0 million in the three and six month periods, respectively, in 2006, compared with the same periods last year. This increase was due to more contracts which required the Company to both purchase media and deliver ads for the advertiser.

          Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.6 million and $1.3 million for the three and six month periods, respectively, ended June 30, 2006 decreased by $0.4 and $0.6 million, respectively, compared to the same periods last year. The decreases in cost of revenues for services is attributable to the decrease in service revenues compared to the prior year. Additionally, due to the decline in revenues the Company initiated a restructuring which reduced the cost of revenues in the second quarter

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of 2006 as compared to the first quarter of 2006. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2006.

Sales and marketing

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Sales and Marketing	$1,449	$1,228	18%
Percentage of total revenues	25%	19%
Six months ended:
Sales and Marketing	$3,027	$2,503	21%
Percentage of total revenues	31%	21%

          Sales and marketing expenses include salaries and benefits, sales commissions, stock-based compensation charges, consulting fees, and travel and entertainment expenses for its sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

          Sales and marketing expenses of $1.4 million for the three months ended June 30, 2006 increased by $0.2 million compared to the same period last year. The increase was principally due to recording $0.1 million in stock-based compensation in 2006 due to the adoption of FAS 123R.

          Sales and marketing expenses of $3.0 million for the six months ended June 30, 2006 increased by $0.5 million compared to the same period last year. The increase was principally due to recording $0.3 million in stock-based compensation in 2006 due to the adoption of FAS 123R. Personnel costs including commissions increased by $0.1 million and search marketing costs increased by $0.2 million. These increases were offset by a decrease in consulting expenses of $0.1 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and development

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Research and development	$1,068	$1,147	(7)%
Percentage of total revenues	19%	17%
Six months ended:
Research and development	$2,156	$2,353	(8)%
Percentage of total revenues	22%	19%

          Research and development expenses consist primarily of salaries and benefits for software developers, contracted development efforts, and stock-based compensation charges related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software, if technological feasibility has been established, it is probable that the project will be completed and the software will be used as intended. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training and application maintenance.

          Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photosharing capability. In addition, during 2004 the Company expanded its efforts to build its advertising system product by expanding the creative assembly capability of its product. During 2005, efforts were focused on building an ad delivery system that combined the capabilities of Unicast’s and Viewpoint’s products. During 2006 the Company has been working on a new type of toolbar which can be easily branded for a customer. Additionally the Company has been developing a personalization tool that can be used in the toolbar or ad systems business and a new reporting module that will more effectively determine returns on types of advertising formats for its ad systems platform.

          Research and development expenses decreased by $0.2 million and $0.1 million for the six and three months ended June 30, 2006 compared to the same periods last year. These changes resulted from a decrease in salaries due to fewer employees in this group during the past year.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

General and administrative

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
General and Administsrative	$2,226	$2,654	(16)%
Percentage of total revenues	38%	40%
Six months ended:
General and Administsrative	$4,585	$4,741	(3)%
Percentage of total revenues	48%	39%

          General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

          General and administrative expenses decreased by $0.4 million for the three months ended June 30, 2006 compared to the same period last year. The Company recorded $0.2 million in stock-based compensation for the three months ended June 30, 2006 due to the adoption of FAS 123R. During the same period in 2005 the Company recorded a stock based compensation expense of $0.6 million associated with a charge taken on extending the options of a former executive at June 30, 2005. Salary and fringe benefit costs decreased by $0.2 million in the three months ended June 30, 2006 due primarily to an overall reduction of employees in this department during the year.

          General and administrative expenses decreased by $0.1 million, or 3%, for the six months ended June 30, 2006 compared to the same period last year. Stock based compensation charges were $0.6 million for both periods. Accounting fees increased by $0.2 million in the six months ended June 30, 2006 as compared to the same period in the prior year. Salary and fringe benefit costs decreased by $0.4 million due primarily to a decrease of employees in this area during 2006.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Depreciation	$107	$182	(41)%
Percentage of total revenues	2%	3%
Six months ended:
Depreciation	$224	$338	(34)%
Percentage of total revenues	2%	3%

          Depreciation expense relating to operating expenses decreased by less than $0.1 million for the three and six month periods ended June 30, 2006, as compared with the same period last year primarily due to the Unicast assets acquired on January 3, 2005. Most of the assets acquired were depreciated over a one year life. Certain depreciation amounts were reclassed to the cost of revenue for the three and six months ending June 30, 2005 to conform to the 2006 presentation. Refer to the consolidated financial statements for further information regarding the reclassification.

Amortization of intangible assets

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$111	$126	(12)%
Percentage of total revenues	2%	2%
Six months ended:
Amortization of intangible assets	$221	$252	(12)%
Percentage of total revenues	2%	2%

          Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition. Intangible assets, excluding Goodwill, determined to have been acquired included trademarks, and website partner relationships. Viewpoint will be amortizing these values over an effective 7.5 year life principally due to the longer life estimated for the more valuable website partner relationships. Certain amortization amounts were reclassed to cost of revenue for the three and six months ending June 30, 2005 to conform to the 2006 presentation. Refer to the consolidated financial statements for further information regarding the reclassification.

          At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services reporting unit had experienced an impairment of its allocated goodwill. At that time, the Company recorded an impairment expense of $7.8 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Restructuring charges	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Six months ended:
Restructuring charges	$92	$—	N/A	%
Percentage of total revenues	1%	—%

          The Company implemented a restructuring plan in March 2006 designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the income statement. This restructuring plan was completed by March 31, 2006 and the severance was paid in the second quarter of 2006.

Interest and other income, net

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$90	$32	181%
Percentage of total revenues	2%	—%
Six months ended:
Interest and other income, net	$169	$56	202%
Percentage of total revenues	1%	—%

          Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

          Interest and other income, net, increased 181% and 202% for the three and six months ended June 30, 2006, respectively, compared to the same period last year due to an increase in average cash, cash equivalents, and marketable securities balances as well as an increase in market interest rates.

Interest expense

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Interest expense	$(209)	$(339)	(38)%
Percentage of total revenues	(4)%	(5)%
Six months ended:
Interest expense	$(496)	$(655)	(24)%
Percentage of total revenues	(5)%	(5)%

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. The decrease is primarily the result of an extension of the maturity period of a note from March 2006 to March 2008, resulting in lower monthly interest expense for that note based on the effective rate of interest, as well as a reduction of $0.4 million of debt in March 2006.

Changes in fair value of warrants to purchase common stock

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(544)	$648	(184)%
Percentage of total revenues	(10)%	10%
Six months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(1,172)	$830	(241)%
Percentage of total revenues	(12)%	7%

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          For the three and six month periods ended June 30, 2006, the Company recorded an expense of $0.5 million and $1.2 million, respectively, based on the change in the fair value of warrants. For the three and six months ended June 30, 2005, the Company recorded income of $0.6 million and $0.8 million, respectively, in the Company’s consolidated statements of operations based on the change in the fair values of warrants.

Provision for income taxes

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	$19	$9	111%
Percentage of total revenues	—%	—%
Six months ended:
Provision for income taxes	$26	$12	117%
Percentage of total revenues	—%	—%

          Provision for income taxes consists primarily of certain minimum state and city income taxes.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustment to net loss on disposal of discontinued operations

	June 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Six months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	$145	(100)%
Percentage of total revenues	—%	1%

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

          There were no adjustments to net loss on disposal of discontinued operations for the three and six month periods ended June 30, 2006. The adjustment to net loss on disposal of discontinued operations for the six month ended June 30, 2005 represents a settlement of a lawsuit in the Company’s favor related to discontinued operations.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	Our business is difficult to evaluate because we have a limited operating history and have only relatively recently launched our search toolbar and UAP products.

•	Our competitors in the search business include much larger companies such as Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.

•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.

•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! expires in March 2008.

•	Our software products may be improperly labeled as spyware or adware which might lead to its uninstallation causing a decrease in our revenues.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

          Cash, cash equivalents, and marketable securities totaled $7.5 million at June 30, 2006, down from $9.1 million at December 31, 2005.

	Six Months Ended June 30,
	2006	2005

	(dollars in millions)

Cash used in operating activities	$(2.6)	$(3.7)
Cash provided by (used in) investing activities	(3.3)	1.0
Cash provided by financing activities	$1.3	$0.4

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating activities

          In the six months ended June 30, 2006, cash used in operating activities was $2.6 million, a decrease of $1.1 million compared to the six months ended June 30, 2005. The use of cash was mainly due to a net loss of $6.8 million as well as a decrease in accounts payable of $0.7million, offset by a decrease in accounts receivable of $1.5 million, a change in the fair value of warrants of $1.2 million, stock-based compensation charges of $1.2, depreciation and amortization expenses of $0.6 million and amortization of debt related costs of $0.4 million.

Investing activities

          In the six months ended June 30, 2006, cash used in investing activities was $3.3 million, primarily as a result of net purchases of marketable securities of $3.1 million.

          In the six months ended June 30, 2005, cash provided by investing activities was $1.0 million, primarily due to net sale of marketable securities of $1.7 million offset by the cash used in the acquisition of Unicast of $0.5 million and capital expenditures of $0.3 million.

Financing activities

          In the six months ended June 30, 2006, net cash provided by financing activities was $1.3 million, resulting from the exercise of stock options of $1.9 million which was offset by cash used for the repayment of debt totaling $0.6 million.

          In the six months ended June 30,2005, net cash provided by financing activities was $0.4 million resulting solely from the exercise of stock options.

          As of June 30, 2006, the Company had cash commitments totaling approximately $10.7 million through 2011, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years

Long-Term Debt Obligations	$3,050	$—	$3,050	$—	$—
Operating Lease Obligations	3,269	511	1,869	889	—
Interest Payments on Long-Term Debt Obligations	547	119	314	114	—
Employee Agreement	30	30	—	—	—
Unicast Debt Obligations	3,155	194	778	2,183	—
Purchase Obligations	609	609	—	—	—

Total	$10,660	$1,463	$6,011	$3,186	$—

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

          Convertible Notes

          On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The convertible notes were converted to Viewpoint common stock in 2004. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. In 2003 and 2004, all of the convertible noted were converted into common stock or redeemed for cash, therefore, no convertible notes remained outstanding as of June 30, 2006 and December 31, 2005. As of June 30, 2006, 0.8 million warrants were outstanding related to this placement.

          Subordinated Notes

          On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three other accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. The subordinated notes were scheduled to matured on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest.

          On March 31, 2006, the Company redeemed notes with a principal amount of $450,000 pursuant to the agreement. The maturity date was extended to March 31, 2008 for the remaining notes with a principal amount of $3.1 million and these notes remain outstanding as of June 30, 2006.

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

          Liquidity

          The Company had cash, cash equivalents and marketable securities of $7.5 million at June 30, 2006. During the six months ended June 30, 2006, net cash used in operations amounted to $2.6 million. As of June 30, 2006, the Company had an accumulated deficit of $272.6 million. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          The Company believes that its current cash, cash equivalents, and marketable securities balances and cash provided by expected future operations are sufficient to meet its operating cash flow needs and anticipated capital expenditure requirements through June 30, 2007.

          The Company has contingency plans for 2006 if expected revenue targets are not achieved. These plans include further workforce reductions as well as reductions in overhead and capital expenditures. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Item 1A. Risk Factors

          We have previously disclosed the risk factors in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 20, 2006. A summary of these risk factors is provided in Item 2 of Part 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Viewpoint Corporation was held on June 21, 2006. A proposal to elect five (5) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2007 was approved by the stockholders with the nominees receiving the following votes:

	For	Withheld

Stephen Duff	59,694,036	1,915,540
Samuel H. Jones, Jr.	60,584,957	1,024,619
Dennis R. Raney	60,599,313	1,010,263
Patrick Vogt	60,597,319	1,012,257
Harvey D. Weatherson	60,600,181	1,009,395

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

VIEWPOINT CORPORATION

Dated: August 9, 2006	By:	/s/ PATRICK VOGT

Patrick Vogt
President and Chief Executive Officer

Dated: August 9, 2006	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell
Chief Financial Officer

Dated: August 9, 2006	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan
Chief Accounting Officer