Form 10-Q
period 2006-09-30
VIEWPOINT CORP
filed 2006-11-09
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 6, 2006, 67,670,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,927	$6,437
Marketable securities	4,382	2,674
Accounts receivable, net of reserve of $425 and $419, respectively	2,572	4,342
Prepaid expenses and other current assets	504	510

Total current assets	9,385	13,963

Restricted cash	188	182
Property and equipment, net	1,146	1,218
Goodwill, net	14,882	25,537
Intangible assets, net	3,681	4,131
Other assets, net	92	105

Total assets	$29,374	$45,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,257	$2,834
Accrued expenses	609	635
Deferred revenues	149	207
Current portion of notes payable	389	814
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,180	5,266

Deferred rent	261	334
Warrants to purchase common stock	1,133	982
Subordinated notes-related party	2,357	2,090
Unicast notes	1,583	1,582

Total liabilities	9,514	10,254

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding on September 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 100,000 shares authorized - 67,830 shares issued and 67,670 shares outstanding at September 30, 2006, and 64,849 shares issued and 64,689 shares outstanding at December 31, 2005	68	65
Paid-in capital	305,787	301,766
Treasury stock at cost; 160 at September 30, 2006 and December 31, 2005	(1,015)	(1,015)
Accumulated other comprehensive loss	(2)	(63)
Accumulated deficit	(284,978)	(265,871)

Total stockholders’ equity	19,860	34,882

Total liabilities and stockholders’ equity	$29,374	$45,136

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues:
Search	$1,460	$2,498	$4,822	$7,071
Advertising systems	961	566	5,569	2,461
Services	786	1,744	2,430	4,551
Related party services	—	154	—	903
Licenses	4	124	82	506
Related party licenses	—	873	—	2,618

Total revenues	3,211	5,959	12,903	18,110

Cost of revenues:
Search	39	39	113	134
Advertising systems	399	405	3,638	1,907
Services	455	956	1,766	2,875
Licenses	—	8	8	11

Total cost of revenues	893	1,408	5,525	4,927

Gross profit	2,318	4,551	7,378	13,183

Operating expenses:
Sales and Marketing	1,454	1,325	4,481	3,828
Research and development	982	1,126	3,138	3,479
General and administrative	2,102	3,224	6,687	7,965
Depreciation	113	158	337	496
Amortization of intangible assets	222	118	443	370
Restructuring charges	—	—	92	—
Impairment of goodwill	10,655	—	10,655	—

Total operating expenses	15,528	5,951	25,833	16,138

Loss from operations	(13,210)	(1,400)	(18,455)	(2,955)

Other income (expense), net:
Interest and other income; net	95	30	264	86
Interest expense	(213)	(288)	(709)	(943)
Changes in fair values of warrants to purchase common stock	1,021	207	(151)	1,037

Total other income (expense)	903	(51)	(596)	180

Loss before provision for income taxes	(12,307)	(1,451)	(19,051)	(2,775)
Provision for income taxes	30	—	56	12

Net loss from continuing operations	(12,337)	(1,451)	(19,107)	(2,787)
Adjustment to net loss on disposal of discontinued operations	—	—	—	145

Net loss	$(12,337)	$(1,451)	$(19,107)	$(2,642)

Basic and diluted net loss per common share:	$(0.18)	$(0.02)	$(0.29)	$(0.05)

Weighted average number of shares outstanding — basic and diluted	67,361	59,136	66,253	58,274

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

Cash flows from operating activities:
Net loss	$(19,107)	$(2,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	1,616	1,743
Depreciation and amortization	942	1,183
Impairment of goodwill and intangibles	10,655	—
Provision for bad debt	27	95
Changes in fair values of warrants to purchase common stock	151	(1,037)
Amortization of debt discount and issuance costs	533	805
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,764	1,329
Prepaid expenses	6	(165)
Accounts payable	(693)	(2,028)
Accrued expenses	(99)	(581)
Deferred revenues	(58)	(123)
Related party deferred revenues	—	(3,490)
Other	34	—

Net cash used in operating activities	(4,229)	(4,911)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	7,943	9,050
Purchases of marketable securities	(9,645)	(8,232)
(Increase)/decrease in restricted cash	(6)	139
Purchases of property and equipment	(226)	(341)
Acquisition of Unicast, net of cash acquired	—	(512)
Purchases of patents and trademarks	(77)	(48)

Net cash (used in) provided by investing activities	(2,011)	56

Cash flows from financing activities:
Repayment of Subordinated Notes	(450)	—
Repayment of Unicast Debt	(227)	—
Payment of modification fee relating to debt extension	—	(61)
Proceeds from issuance of common stock	—	2,000
Proceeds from exercise of stock options	2,407	488

Net cash provided by financing activities	1,730	2,427

Effect of exchange rates changes on cash	—	3

Net decrease in cash and cash equivalents	(4,510)	(2,425)
Cash and cash equivalents at beginning of period	6,437	5,804

Cash and cash equivalents at end of period	$1,927	$3,379

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2006	2005

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	56	12
Cash paid during the period for interest	178	183
Net assets acquired in Unicast acquisition:
Accounts receivable, net	—	2,056
Prepaids	—	7
Other assets	—	22
Fixed assets	—	128
Goodwill and Intangible assets	—	6,547
Accounts payable and accrued expenses	—	(3,578)
Unicast Debt	—	(1,702)
Supplemental disclosure of non-cash investing and financing activities:
Cost of Unicast acquisition
Common stock	—	(1)
APIC	—	(2,967)
Unrealized (losses) gains on marketable securities	6	—
Purchase of property and equipment accrued and not yet paid	117	—

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

          The year end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

          These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or other future periods.

          Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation (See Note 3).

Liquidity

          The Company had cash, cash equivalents and marketable securities of $6.3 million at September 30, 2006. During the nine months ended September 30, 2006, net cash used in operations amounted to $4.2 million. As of September 30, 2006, the Company had an accumulated deficit of $285.0 million.

          The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital, including the avoidance of violating existing debt covenants. If the Company’s expected revenue targets are not achieved, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

          There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

          Furthermore, the stock price of the Company declined below $1.00 and has not closed above $1.00 since October 13, 2006. If the Company’s stock trades below a $1.00 for 30 consecutive days, NASDAQ’s listing rules provide for Viewpoint to be notified that its common stock is being considered for de-listing. While the Company has not been notified that its stock has been considered for de-listing, it may receive such notification. While there are several different remediation measures that the Company may take to prevent such de-listing, if the Company’s remediation measures are unsuccessful, it is possible that the Company’s stock could be de-listed in approximately one year after receiving such notification from NASDAQ. If the Company is de-listed it will violate a covenant within the subordinated note agreement which would accelerate the maturity date of the $3.1 million of subordinated note currently scheduled to mature on March 31, 2008. If the Company is unable to secure adequate financing, including the avoidance of the acceleration of the maturity date of the $3.1 million subordinated note, and/or can not achieve and sustain positive cash flows from operations, it would raise substantial doubt about the Company’s ability to continue as a going concern through December 31, 2007.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include fair value of stock compensation, revenue, receivables, liabilities, warrants, goodwill, and intangible and fixed asset useful lives.

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R, “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards of 134%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.54 years, risk-free interest rate of 4.67%, and expected dividends of zero. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. A change in volatility and term could significantly increase or decrease operating expenses.

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

          The adoption of FAS 123R had a material impact on our consolidated financial position and results of operations. See Note 4 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

Net Loss Per Common Share

          Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares related to stock options and warrants totaling 7.2 million for the three and nine months ended September 30, 2006, and 8.2 million and 8.6 million for the three and nine months ended September 30, 2005, respectively, are excluded from the computation of diluted net loss per common share because their effect was anti-dilutive.

Common Stock Issuance

          In July 2005, the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company’s subordinated debt for aggregate gross proceeds of $2.0 million.

          In December 2005, the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, as compensation to the underwriter of this private placement the Company issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs. For financial reporting purposes, the terms and provisions of the warrants require that the Company record the fair value of the warrant as a liability at the time of issuance. At each balance sheet date subsequent to issuance, the carrying value of warrants are adjusted to the then current fair value using the Black-Scholes Method and any changes in fair value of the warrant are included within operating results. During the three months ended September 30, 2006, the fair value of the warrants decreased by $0.7 million which is included as a gain on changes in the fair value of the warrants within the statement of operations. During the nine months ended September 30, 2006, the fair value of the warrants increased by $0.1 million, which is included as an expense within the statement of operations.

Comprehensive Income

          For all periods presented, the difference between net loss and comprehensive net loss was not material.

Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS Nos. 133 and 140”. This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 155 will materially impact our consolidated financial statements.

          In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe the adoption of FIN 48 will materially impact our consolidated financial statements.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2008. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of FAS 158 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of the provisions of FAS 158 will materially impact our consolidated financial statements.

2. Goodwill and Intangible Assets

          Goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

          At September 30, 2006 the Company determined that, based on a decline in operating performance during the third quarter of 2006 marked by a reduction of revenues from the automotive sector and slower growth in revenues from the development of other creative products and initiatives, the Services reporting unit had experienced an impairment of its allocated goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142 using a discount rate of 16% and a revenue growth rate of 5%. Following the completion of that step the Company recorded an impairment expense of $10.7 million.

          At December 31, 2005 the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services reporting unit had experienced an impairment of its allocated goodwill. At that time, the Company recorded an impairment expense of $7.8 million.

          As stated in Note 1, the Company has reclassified amortization expense amounts in the 2005 financial statements to conform to the 2006 presentation. The 2005 reclassification consisted of the allocation of amortization from operating expenses into cost of sales. For the three and nine month periods ended September 30, 2006, amortization amounted to $0.1 million and $0.3 million, respectively, of which less than $0.1 million was recorded in cost of sales for the three months ended September 30, 2006, and $0.1 million was recorded in cost of sales for the nine months ended September 30, 2006.

          The changes in the carrying amounts of goodwill by reporting unit, and intangible assets during the three and nine months ended September 30, 2006 and 2005, by aggregated segments are as follows (amounts in thousands):

	Goodwill

	Technology	Advertising Systems	Services	Total	Intangible Assets

Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131
Additions during period	—	—	—	—	16
Impairment	—	—	—	—	—
Adjustments	—	—	—	—	—
Amortization	—	—	—	—	(138)

Balance as of March 31, 2006	$10,206	$2,039	$13,292	$25,537	$4,009

Additions during period	—	—	—	—	44
Impairment	—	—	—	—	—
Adjustments	—	—	—	—	—
Amortization	—	—	—	—	(138)

Balance as of June 30, 2006	$10,206	$2,039	$13,292	$25,537	$3,915

Additions during period	—	—	—	—	16
Impairment	—	—	(10,655)	(10,655)	—
Adjustments	—	—	—	—	—
Amortization	—	—	—	—	(250)

Balance as of September 30, 2006	$10,206	$2,039	$2,637	$14,882	$3,681

	Goodwill

	Technology	Advertising Systems	Services	Total	Intangible Assets

Balance as of December 31, 2004	$10,206	$—	$21,070	$31,276	$230
Additions during period	—	2,101	—	2,101	5,179
Amortization	—	—	—	—	(178)

Balance as of March 31, 2005	$10,206	$2,101	$21,070	$33,377	$5,231

Additions during period	—	32	—	32	2
Adjustments	—	—	—	—	(662)
Amortization	—	—	—	—	(178)

Balance as of June 30, 2005	$10,206	$2,133	$21,070	$33,409	$4,393

Additions during period	—	—	—	—	36
Amortization	—	—	—	—	(160)

Balance as of September 30, 2005	$10,206	$2,133	$21,070	$33,409	$4,269

          As of September 30, 2006 and December 31, 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	September 30, 2006			December 31, 2005

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships -Unicast	$3,772	$(685)	$3,087	$3,772	$(404)	$3,368
Acquired Technology - Unicast	410	(271)	139	410	(187)	223
Patents and Trademarks - Unicast	326	(126)	200	326	(80)	246
Patents and Trademarks	409	(154)	255	332	(38)	294

Total Intangible Assets	$4,917	$(1,236)	$3,681	$4,840	$(709)	$4,131

          During the quarter ended September 30, 2006, the Company reduced the useful life of its patent technology from 17 years to 8 years. The change was made to better reflect the period in which the Company expected to benefit from the use of the patented technology. As a result of this change, patent amortization expense increased by $0.1 million for the three and nine month periods ended September 30, 2006. The impact of this change in estimate on per share data was not material.

          Amortization of intangible assets is estimated to be $0.6 million a year for the next five years.

          The Company has also reclassified depreciation expense amounts in the 2005 financial statements to conform to the 2006 presentation. The 2005 reclassification consisted of the allocation of depreciation from operating expenses into cost of sales. For the three and nine month periods ended September 30, 2006, depreciation expense amounted to $0.1 million and $0.4 million, respectively, of which less than $0.1 million was recorded in cost of sales for the three months ended September 30, 2006, and $0.1 million was recorded in cost of sales for the nine months ended September 30, 2006.

3. Long Term Debt

Convertible Notes

          On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. As of September 30, 2006, 0.8 million warrants were outstanding related to this placement.

          For the three and nine month period ended September 30, 2006, the Company recognized a gain related to the change in the valuation for the outstanding warrants of $0.3 million and a loss of less than $0.1 million, respectively. For the three and nine month period ended September 30, 2005, the Company recognized a gain from the change in the fair value of the outstanding warrants of $0.2 million and $1.0 million, respectively, resulting from a decrease in the fair market value of the Company’s common stock. The fair value of these outstanding warrants amounted to $0.1 as of September 30, 2006 and December 31, 2005.

Subordinated Notes

          On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. Prior to the amendment discussed below (see “Amended Notes”), the subordinated notes were scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The Company has the right at any time to redeem all of the outstanding notes at par plus accrued and unpaid interest.

          The $3.5 million of proceeds was allocated to subordinated notes in the amount of $1.7 million, common stock for the par value and additional paid in capital of $1.8 million based on the market value of the Company’s common stock on March 26, 2003. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance sheet.

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

          As of January 3, 2005, the date of acquisition, the fair value of the collateralized and non-collateralized notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively and $0.1 million and $0.3 million for the three and nine months ended September 30, 2005, respectively. In March 2006, the Company began making monthly payments as required by the agreement and this resulted in a decrease of the aggregate carrying value of these notes to $2.0 million as of September 30, 2006, of which $1.6 million is long-term.

          The Company’s total carrying value by note at September 30, 2006 and December 31, 2005 is as follows (amounts in thousands):

	September 30	December 31

	2006	2005

Subordinated notes	$2,357	$2,505
Unicast notes	1,972	1,981

Total long-term debt	4,329	4,486

Less current portion	389	814

Long-term debt, net of current portion	$3,940	$3,672

          The reconciliation of the carrying value to the face value of each note as of September 30, 2006, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Total

Book value of long-term debt	2,357	1,972	4,329
Discount on long-term debt	693	551	1,244

Face value of the long-term debt	$3,050	$2,523	$5,573

          The maturity schedule for the Company’s debt subsequent to September 30, 2006 is as follows (amounts in thousands):

Maturity

2006	$65
2007	350
2008	3,400
2009	350
2010 and thereafter	1,408

$5,573

The Subordinated Note contains a covenant which requires that the Company’s common stock remain listed on a national stock exchange as defined. The Company’s common stock declined below $1.00 and has not closed above $1.00 since October 13, 2006. While the Company has not been notified that its stock has been considered by NASDAQ for de-listing, it may receive such notification. If the Company’s stock remains below a $1.00 for 30 consecutive days NASDAQ listing rules provide for Viewpoint to be notified that its common stock has been considered for delisting. While there are several different remediation measures that the Company may take to prevent such de-listing, if the Company’s remediation measures are unsuccessful it is possible that the Company’s stock could be de-listed approximately one year after receiving such notification from

NASDAQ. If the Company is de-listed, it will violate the loan covenant noted above which would allow the Subordinated Note holders to demand repayment immediately of the $3.1 million outstanding note balance.

4. Stock-Based Compensation

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

          Prior to January 1, 2006, the Company disclosed compensation cost in accordance with FAS No. 123. The provisions of FAS No. 123 required the Company to disclose the assumptions used in calculating the fair value pro forma expense. Had compensation expense for the plans been determined based on the fair value of the options at the grant dates for awards under the plans consistent with FAS No. 123, the Company’s net loss for the three and nine months ended September 30, 2005 would have been as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,

	2005	2005

Net loss, as reported	$(1,451)	$(2,642)
Add: Stock-based employee compensation charges included in reported net loss	1,147	1,742
Deduct: Stock-based employee compensation charges determined under fair value based method for all awards	(2,550)	(5,071)

Pro forma net loss	$(2,854)	$(5,971)

Net loss per share:
Basic and diluted as reported	$(0.02)	$(0.05)

Basic and diluted pro forma	$(0.05)	$(0.10)

          Pro forma disclosures for the three and nine months ended September 30, 2006 are not presented because the amounts are recognized in the unaudited Consolidated Statement of Operations.

          The Company estimated the expected term of options granted in accordance with the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of the Company’s common stock by using the historical volatility of the Company’s common stock over the expected term. The Company based the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. As a result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

          To determine compensation expense under FAS No. 123(R) and FAS No. 123 for the three months and nine months ended September 30, 2006 and 2005, respectively, the Company uses the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	Three and Nine Months Ended

	September 30,

	2006	2005

Risk-free interest rate	4.72-5.07%	3.73-4.04%
Dividend yield	—	—
Volatility factor	1.34-1.35	1
Weighted average expected life in years	4.52-4.58	3.75

          In September 2006 the Company issued retention options to certain employees within the company, that vest after three years. The options were valued using the same assumptions in the above table, but due to their three year cliff vesting, the Company estimated a forfeiture rate against those options of 64% based on the history of employee’s term.

          The Company will recognize the estimated compensation cost of performance awards, net of estimated forfeitures, when it becomes probable that the performance criteria will be met. The Company currently has outstanding performance awards with a fair value of $0.3 million which will vest if certain operating performance is achieved by December 31, 2006. As of September 30, 2006, management’s current estimate is that these awards will not vest and accordingly no provision has been made in the accompanying financial statements.

          As of September 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was $4.5 million (excluding performance based awards noted above), which is expected to be recognized over a weighted average period of approximately 2.7 years. The Company has included the following amounts for share-based compensation cost, in the accompanying unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2006 (amounts in thousands):

	Three Months Ended	Nine Months Ended

	30-Sep-06	30-Sep-06

Cost of revenues:
Advertising systems	$10	$15
Services	25	126
Operating expenses:
Sales and marketing	104	396
Research and development	67	261
General and administrative	247	818

Total	$453	$1,616

          Share-based compensation expense recognized during the three and nine months ended September 30, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R.

Stock Option Plans

1995 Stock Plan

          The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of September 30, 2006, options to purchase an aggregate of 3.5 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of up to ten years. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

1995 Director Option Plan

          The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of September 30, 2006, 0.1million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

1996 Nonstatutory Stock Option Plan

          The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of September 30, 2006, options to purchase an aggregate of 1.3 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of up to ten years. At September 30, 2006, an aggregate of 0.2 million shares of common stock were reserved for future issuance under the 1996 Nonstatutory Plan. The ability to issue options out of this plan expire in October 2006, however, options currently outstanding will remain outstanding until exercised, forfeited, or expire.

          The 1995 Plan, the Director Plan, and the 1996 Nonstatutory Plan are collectively referred to as “Option Plans”.

2006 Equity Incentive Plan

          The Company’s 2006 Equity Incentive Plan (the “2006 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock awards. The 2006 Plan was adopted by the stockholders of the Company at the 2006 annual meeting of stockholders on June 21, 2006. As of September 30, 2006, an aggregate of 1.1 million shares were outstanding under the 2006 Plan and an aggregate of 3.4 million shares of common stock were reserved for future issuance under the 2006 Plan.

Options Issued Outside the Option Plans

          For the nine months ended September 30, 2006, the Company issued 0.3 million, non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. All options were issued with exercise prices equal to the fair value of the Company’s common stock on the grant date, which was the employees first date of employment. The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan. There are 3.9 million shares outstanding outside the Option Plans.

Summary of All Outstanding Options

          Activity and pricing information regarding all options to purchase shares of common stock are summarized as follows, (in thousands, except per share data):

		Options Outstanding

	Options Available for Grant	Number of Shares	Weighted Average Exercise Price

Options outstanding at December 31, 2005	363	12,566	$1.79
Granted — exercise price equal to fair value	(1,532)	1,532	1.49
Granted — non-plan options	—	250	1.53
Plan approved at June 30, 2006	4,500	—	—
Exercised		(2,981)	0.81
Cancelled	393	(393)	4.47
Cancelled — expired plan	—	(811)	2.30
Cancelled — non-plan options	—	(249)	3.15

Options outstanding at September 30, 2006	3,724	9,914	$1.85

          During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised to purchase common stock was $0.4 million and $1.9 million, and the weighted average fair value of options to purchase common stock that were granted was $1.61 and $1.50 per share, respectively.

          During the three and nine months ended September 30, 2006, financing cash generated from share-based compensation arrangements amounted to $0.5 million and $2.4 million for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock.

          Additional information regarding options outstanding for all plans as of September 30, 2006, is as follows (in thousands except per share data):

	Outstanding			Exercisable

		Average	Weighted Average Exercise		Weighted Average Exercise
Exercise Price Range	Shares	Life	Price	Shares	Price
$0.46 — $0.82	2,307	6.98	$0.76	2,302	$0.76
$0.87 — $1.32	2,105	5.41	1.09	1,280	1.02
$1.34 — $1.62	2,946	8.15	1.48	660	1.41
$1.63 — $5.03	2,052	5.58	3.35	1,700	3.61
$5.09 — $12.88	504	1.81	6.07	504	6.07

Total	9,914	6.44	$1.85	6,446	$2.04

	Intrinsic Value Options Outstanding			Intrinsic Value Options Exercisable

Aggregate intrinsic value (in thousands)	$1,269			$1,223

		Outstanding Average Life		Exercisable Average Life

Weighted average remaining contractual life		6.44		6.14

          The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.18 per share as of September 30, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the three and nine months ended September 30, 2006 was $0.5 million, and $1.6 million, respectively.

5. Restructuring Charges

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

6. Commitments and Contingencies

Commitments

          The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. The Company also leases office space in Los Angeles, California, with a lease term through December of 2009.

          The Company leased a vehicle for a former executive of the Company during 2005. The lease was terminated in the first quarter of 2006. Rent expense for office space, equipment, and the executive’s vehicle totaled approximately $0.2 million, and $0.7 million, and $0.3 million and $0.8 for the three and nine months ended September 30, 2006 and 2005, respectively.

          Future minimum lease payments under non-cancelable operating leases for each year subsequent to September 30, 2006 are as follows (amounts in thousands):

2006	$253
2007	1,014
2008	855
2009	799
2010	90

$3,011

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

7. Segment Information and Enterprise-Wide Disclosures

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues:
Technology
Licenses	$4	$124	$82	$506
Related party licenses	—	873	—	2,618
Search	1,460	2,498	4,822	7,071

Total technology revenue	1,464	3,495	4,904	10,195
Advertising systems	961	566	5,569	2,461
Services:
Services	786	1,744	2,430	4,551
Related party services	—	154	—	903

Total revenues	3,211	5,959	12,903	18,110

Cost of Revenues:
Technology
Licenses	$—	$8	$8	$11
Search	39	39	113	134

Total technology cost of revenues	39	47	121	145
Advertising systems	399	405	3,638	1,907
Services	455	956	1,766	2,875

Total cost of revenues	893	1,408	5,525	4,927

Gross profit	$2,318	$4,551	$7,378	$13,183

Technology
Licenses	$4	$989	$74	$3,113
Search	1,421	2,459	4,709	6,937

Total technology gross profit	1,425	3,448	4,783	10,050
Advertising systems	562	161	1,931	554
Services	331	942	664	2,579

Total gross profit	$2,318	$4,551	$7,378	$13,183

Gross profit margin
Technology
Licenses	100%	99%	90%	100%
Search	97	98	98	98

Total technology gross profit	97	99	98	99
Advertising systems	58	28	35	23
Services	42	50	27	47

Total gross profit margin	72%	76%	57%	73%

	September 30, 2006	December 31, 2005

Total assets:
Technology	$12,333	$13,369
Advertising systems	7,421	8,086
Services	3,311	14,388
Corporate (*)	6,309	9,293

Total assets	$29,374	$45,136

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

Overview

          Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products as advertising or content at websites, and allows for user interaction. Since 2003 the Company has extended the historical imaging capabilities of its proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites. However, in September 2005, the Company began offering free use of its platform to facilitate growth in its search and advertising systems segments.

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

          In July 2005, the Company launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, the Company released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. The Company has licensed the trademark and internet url Fotomat.com for its exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006. Its new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which the Company believes enhances the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

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

          Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of September 30, 2006, had an accumulated deficit of $285 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

          The following table sets forth for the three and nine months ended September 30, 2006 and 2005, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Statements of Operations Data
Revenues:
Search	46%	42%	37%	39%
Advertising Systems	30	9	43	14
Services	24	29	19	25
Related party services	—	3	—	5
Licenses	—	2	1	3
Related party licenses	—	15	—	14

Total revenues	100	100	100	100

Cost of revenues:
Search	1	1	1	1
Advertising Systems	13	7	28	10
Services	14	16	14	16
Licenses	—	—	—	—

Total cost of revenues	28	24	43	27

Gross profit	72	76	57	73

Operating expenses:
Sales and Marketing	45	22	34	21
Research and development	31	19	24	19
General and administrative	65	54	52	44
Depreciation	4	3	3	3
Amortization of intangible assets	7	2	3	2
Restructuring charges	—	—	1	—
Impairment of goodwill	332	—	83	—

Total operating expenses	484	100	200	89

Loss from operations	(412)	(23)	(143)	(17)

Other income (expense):
Interest and other income, net	3	1	2	—
Interest expense	(7)	(5)	(5)	(5)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible notes	32	3	(1)	6

Total Other income (expense)	28	(1)	(4)	1

Loss before provision for income taxes	(384)	(24)	(147)	(16)
Provision for income taxes	1	—	—	—

Net loss from continuing operations	(385)	(24)	(147)	(16)
Adjustment to net loss on disposal of discontinued operations	—	—	—	1

Net loss	(385)%	(24)%	(147)%	(15)%

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

Stock-Based Compensation

          The Company has adopted the provisions of FAS No. 123R (“FAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“FAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the terms of the awards of 134%, actual and projected employee stock option exercise behaviors resulting in an estimated term of 4.54 years, risk-free interest rate of 4.67%, and expected dividends of zero. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. A change in volatility and term could significantly increase or decrease operating expenses.

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

          The adoption of SFAS 123R had a material impact on our consolidated financial position and results of operations.

Financial Results

          Viewpoint reported total revenue of $3.2 million for the third quarter 2006 compared to $6.0 million for the third quarter 2005. Operating loss for the third quarter of 2006 was $13.2 million compared to $1.4 million in the third quarter of 2005. The increase in operating loss compared to the third quarter 2005 resulted principally from a $10.7 million impairment charge the Company took for its Services segment in the third quarter when it concluded that revenue growth in this unit would take longer to develop. Additionally revenue declined $1.0 million due to the expiration of a license and services revenue arrangement with AOL in December 2005 from a contract executed in 2003. Additionally, the Company experienced a 42% or $1.0 million decline in revenue in its search business. Viewpoint’s ad systems business, however experienced growth of 70% in the third quarter of 2006 as compared with the third quarter in 2005. The Company recorded $0.5 million of stock-based compensation expense in the third quarter of 2006 associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” on January 1, 2006 which also led to an increase in operating loss. This compared to a stock based compensation charge of $1.1 million recorded in the third quarter of 2005 associated with the departure of an executives from the Company and a corresponding extension of their stock option exercise period. Net loss for the third quarter 2006 was $12.3 million, or a loss of $0.18 per share, compared to a net loss of $1.5 million, or a loss of $0.02 per share, in the third quarter of 2005. The net loss in the third quarter of 2006 included a non-cash gain of $1.0 million to recognize the impact of the Company’s decreased stock price on its outstanding warrants. The net loss in the third quarter of 2005 included a non-cash gain of $0.2 million to recognize the impact of the Company’s increased stock price on its outstanding warrants.

          Viewpoint reported total revenue of $12.9 million for the first nine months of 2006 compared to $18.1 million for the same period in 2005. Operating loss for the first nine months of 2006 was $18.5 million compared to $3.0 million in the same period of 2005. This increase in operating loss resulted principally from the services impairment charge of $10.7 million and lower revenues associated with the expiration of a license and services revenue arrangement with AOL in December 2005 of a contract executed in 2003. The Company experienced a 32% decline in revenue in its search business which contributed to an increase in the operating loss on a comparative basis; however its ad systems business experienced growth of 126% in revenues during the comparative period. The Company’s services revenue declined 47.0% in the first nine months of 2006 compared to the same period in 2005. During March 2006, when the Company noted it was experiencing a decline in this business it announced a restructuring of this group. This restructuring streamlined the business by terminating 29% of the services employees and relocating the principal services office from New York to Los Angeles. During the first nine months of 2006, the Company also recorded $1.6 million of stock-based compensation expense associated with the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R “Share-Based Payment” on January 1, 2006. This compared to a stock based compensation expense of $1.7 million in the same period in 2005. Net loss for the first nine months of 2006 was $19.1 million, or a loss of $0.29 per share including a non-cash charge of $0.2 million to recognize the impact of the Company’s increased stock price of its outstanding warrants. Net loss for the first nine months of 2005 was $2.6 million, or a loss of $0.05 per share, including a non-cash gain of $1.0 million to recognize the impact of the Company’s decreased stock price on outstanding warrants.

          Viewpoint’s cash, cash equivalents, and marketable securities as of September 30, 2006 were $6.3 million. This compares to cash, cash equivalents, and marketable securities of $9.1 million at December 31, 2005. The decrease in cash, cash equivalents, and marketable securities can be principally attributed to the loss from operations during the nine month period offset by proceeds from the exercise of stock options granted to current and former employees.

Revenues

	Months Ended September 30,		%

	2006	2005	Change

	(dollars in thousands)
Three months ended:
Search	$1,460	$2,498	(42)
Advertising Systems	961	566	70
Services	786	1,744	(55)
Related party services	—	154	(100)
Licenses	4	124	(97)
Related party licenses	—	873	(100)

Total revenues	$3,211	$5,959	(46)%

Nine months ended:
Search	$4,822	$7,071	(32)%
Advertising Systems	5,569	2,461	126
Services	2,430	4,551	(47)
Related party services	—	903	(100)
Licenses	82	506	(84)
Related party licenses	—	2,618	(100)

Total revenues	$12,903	$18,110	(29)%

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

          Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a percentage-of-completion basis if all other revenue recognition criteria are satisfied. During 2005 and 2006, the Company continued its strategy of concentrating on executing larger creative projects

          The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. On June 14, 2005, Viewpoint announced that for all non-special-purpose-licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search business.

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

          Search revenues for the three months ended September 30, 2006 amounted to $1.5 million, compared to $2.5 million in the three months ended September 30, 2005. Revenues for the nine months ended September 30, 2006 were $4.8 million compared to $7.1 million for the comparable period in 2005. The Company had installed 19 million through September 2005, and 25.3 million through September 2006. Internet users can uninstall the Viewpoint Toolbar, and through September, 2005, 8.4 million users who had accepted the installation of the Toolbar had later uninstalled it, and 12.7 million had uninstalled through September, 2006. The total of cumulative toolbars installed, net of those uninstalled was 10.6 million at September, 2005 and 12.6 million at September 2006. Though the number of toolbars is increasing, the Company is seeing a decrease in usage of bars, and a resulting decrease in search revenue. This decrease in revenue may continue unless the Company obtains new distribution partners for its toolbar, enhancements to its toolbar delivered to consumers are found to be beneficial or the revenue paid by advertisers to Yahoo! increases.

          The Company recognized $1.0 million in advertising systems revenue during the three months ended September 30, 2006 compared to $0.6 million for the same period in 2005. This revenue was generated by delivering advertising impressions to websites in several different formats including video and the purchase of media space from publishers on behalf of advertisers. The revenue increase is attributable to the Company continuing to expand its customer base and types of advertising formats delivered to them.

          Ad systems revenues of $5.6 million for the nine months ended September 30, 2006 increased compared with revenues of $2.5 million for the nine months ended September 30, 2005. Growth in this segment accelerated during the last six months and is expected to continue during the remainder of 2006 as the Company is able to attract more clients and websites to its various ad serving formats.

          Services revenues amounted to $0.8 million for the three months ended September 30, 2006 as compared to $1.7 million for the same period in 2005. The Company experienced a decline in its number of clients during the quarter. During March 2006, in recognition of a decline in revenues for this group, the Company announced a restructuring which resulted in a reduction of its workforce and the relocation of its principal operational headquarters for this business to its Los Angeles office. The Company recognized an additional impairment of goodwill for this segment during this quarter due to a reduction of revenues from the automotive sector and slower growth in revenues from the development of other creative products and initiatives.

          Services revenues amounted to $2.4 million for the nine months ended September 30, 2006 as compared to revenues of $5.5 million for the nine months ended September 30, 2005. This segment’s revenues were down significantly in the first quarter of 2006 compared to the same period the prior year which led to the March 2006 restructuring. Additional decreases in subsequent quarters led to an impairment expense for this segment which was recorded in September 2006. The Company believes that it can increase revenues prospectively in this segment if customers continue to seek the Company’s assistance in building more content using the Viewpoint Platform to be used at their websites, develop advertising formats, and more client contracts for private label toolbars.

          There were no related party services or license revenues for the three months ended September 30, 2006, as the October 2003 AOL contract expired on December 31, 2005.

          License revenues amounted to less than $0.1 million in the nine months ended September 30, 2006, which represents a decrease of approximately $0.4 million, as compared to the same period last year. License revenues for the first quarter of 2005 represent four licenses the Company sold during 2004, which provided upgrade rights, and were therefore being recognized ratably over 12 months. The Company essentially eliminated the sale of all but special-purposes licenses in September 2005 and believes that revenues in this segment will continue to decrease in 2006.

Cost of revenues

	September 30,		%

	2006	2005	Change

	(dollars in thousands)
Three months ended:
Search	$39	$39	—%
Percentage of Search Revenues	3%	2%
Nine months ended:
Search	$113	$134	(16)%
Percentage of Search Revenues	2%	2%

Three months ended:
Advertising Systems	$399	$405	(1)%
Percentage of Advertising Systems Revenues	42%	72%
Nine months ended:
Advertising Systems	$3,638	$1,907	91%
Percentage of Advertising Systems Revenues	65%	77%

Three months ended:
Services	$455	$956	(52)%
Percentage of Services Revenues	58%	50%
Nine months ended:
Services	$1,766	$2,875	(39)%
Percentage of Services Revenues	73%	53%

Three months ended:
Licenses	$—	$8	(100)%
Percentage of Licenses Revenues	—%	1%
Nine months ended:
Licenses	$8	$11	(27)%
Percentage of Licenses Revenues	10%	—%

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

          Cost of revenues from advertising systems were $0.4 million and $3.6 million for the three and nine month periods, respectively, ended September 30, 2006 compared to $0.4 million and $1.9 million for the same periods last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. Cost of media space at websites increased by $0.0 million and $2.0 million in the three and nine month periods, respectively, in 2006, compared with the same periods last year. This increase was due to more contracts which required the Company to both purchase media and deliver ads for the advertiser.

          Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.5 million and $1.8 million for the three and nine month periods, respectively, ended September 30, 2006 decreased by $0.5 and $1.1 million, respectively, compared to the same periods last year. The decreases in cost of revenues for services is attributable to the decrease in service revenues compared to the prior year. Additionally, due to the decline in revenues the Company initiated a restructuring which reduced the cost of revenues in the second quarter of 2006 as compared to the first quarter of 2006. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2006.

Sales and marketing

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Sales and Marketing	$1,454	$1,325	10%
Percentage of total revenues	45%	22%
Nine months ended:
Sales and Marketing	$4,481	$3,828	17%
Percentage of total revenues	34%	21%

          Sales and marketing expenses include salaries and benefits, sales commissions, stock-based compensation charges, consulting fees, and travel and entertainment expenses for its sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

          Sales and marketing expenses of $1.5 million for the three months ended September 30, 2006 increased by $0.1 million compared to the same period last year. The increase was principally due to recording $0.1 million in stock-based compensation in 2006 due to the adoption of FAS 123R.

          Sales and marketing expenses of $4.5 million for the nine months ended September 30, 2006 increased by $0.7 million compared to the same period last year. The increase was principally due to recording $0.4 million in stock-based compensation in 2006 due to the adoption of FAS 123R. Personnel costs including commissions increased by $0.2 million and search marketing costs increased by $0.1 million. These increases were offset by a decrease in consulting expenses of $0.1 million.

Research and development

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Research and development	$982	$1,126	(13)%
Percentage of total revenues	31%	19%
Nine months ended:
Research and development	$3,138	$3,479	(10)%
Percentage of total revenues	24%	19%

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

          Beginning in 2004, the Company expanded its research and development efforts beyond changes in the overall quality of the Viewpoint Media Player to efforts to build the Viewpoint Toolbar for searching. During 2005, efforts in this area focused on the development of a more flexible frame for the Toolbar which would facilitate adding different software tools to its capabilities and the development of a photo sharing capability. In addition, during 2004 the Company expanded its efforts to build its advertising system product by expanding the creative assembly capability of its product. During 2005, efforts were focused on building an ad delivery system that combined the capabilities of Unicast’s and Viewpoint’s products. During 2006, the Company has been working on a new type of toolbar which can be easily branded for a customer. Additionally, the Company has been developing a personalization tool that can be used in the toolbar or ad systems business and a new reporting module that will more effectively determine returns on types of advertising formats for its ad systems platform. Furthermore, the Company has been developing a new method for the delivery of advertisements into video games.

          Research and development expenses decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2006 compared to the same periods last year. These changes resulted from a decrease in salaries due to fewer employees in this group during the past year.

General and administrative

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
General and Administsrative	$2,102	$3,224	(35)%
Percentage of total revenues	65%	54%
Nine months ended:
General and Administsrative	$6,687	$7,965	(16)%
Percentage of total revenues	52%	44%

          General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, insurance expense, and bad debt expense.

          General and administrative expenses decreased by $1.1 million for the three months ended September 30, 2006 compared to the same period last year. The Company recorded $0.2 million in stock-based compensation for the three months ended September 30, 2006 due to the adoption of FAS 123R. During the same period in 2005 the Company recorded a stock based compensation expense of $1.1 million associated with a charge taken on extending the options of a former executive at September 30, 2005. Salary and fringe benefit costs decreased by $0.2 million in the three months ended September 30, 2006 due primarily to an overall reduction of employees in this department during the year.

          General and administrative expenses decreased by $1.3 million, for the nine months ended September 30, 2006 compared to the same period last year. Stock based compensation charges decreased $0.9 million for the period due to the extension of options to the former executive noted above. Corporate costs including accounting fees increased by $0.2 million in the nine months ended September 30, 2006 as compared to the same period in the prior year. Salary and fringe benefit costs decreased by $0.6 million due primarily to a decrease of employees in this area during 2006.

Depreciation expense

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Depreciation	$113	$158	(28)%
Percentage of total revenues	4%	3%
Nine months ended:
Depreciation	$337	$496	(32)%
Percentage of total revenues	3%	3%

          Depreciation expense relating to operating expenses decreased by less than $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006, as compared with the same period last year primarily due to the Unicast assets acquired on January 3, 2005. Most of the assets acquired were depreciated over a one year life. Certain depreciation amounts were reclassed to the cost of revenue for the three and nine months ended September 30, 2005 to conform to the 2006 presentation. Refer to the consolidated financial statements for further information regarding the reclassification.

Amortization of intangible assets

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$222	$118	88%
Percentage of total revenues	7%	2%
Nine months ended:
Amortization of intangible assets	$443	$370	20%
Percentage of total revenues	3%	2%

          Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition. Intangible assets, excluding Goodwill, determined to have been acquired included trademarks, and website partner relationships. Viewpoint will be amortizing these intangible assets over an effective 7.5 year life principally due to the longer life estimated for the more valuable website partner relationships. Certain amortization amounts were reclassed to cost of revenue for the three and nine months ended September 30, 2005 to conform to the 2006 presentation. Refer to the consolidated financial statements for further information regarding the reclassification.

Impairment Charge

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Impairment of goodwill and other intangible assets	$10,655	$—	N/A%
Percentage of total revenues	332%	—%
Nine months ended:
Impairment of goodwill and other intangible assets	$10,655	$—	N/A%
Percentage of total revenues	83%	—%

          At September 30, 2006 the Company determined that, based on a decline in operating performance during the third quarter of 2006 marked by a reduction of revenues from the automotive sector and slower growth in revenues from the development of other creative products and initiatives, the Services reporting unit had experienced an impairment of its allocated goodwill. The Company then performed the second step of the impairment test in accordance with SFAS No. 142 using a discount rate of 16% and a revenue growth rate of 5%. Following the completion of that step the Company recorded an impairment expense of $10.7 million.

Restructuring charges

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Restructuring charges	$—	$—	N/A%
Percentage of total revenues	—%	—%
Nine months ended:
Restructuring charges	$92	$—	N/A%
Percentage of total revenues	1%	—%

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

Interest and other income, net

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$95	$30	217%
Percentage of total revenues	3%	1%
Nine months ended:
Interest and other income, net	$264	$86	207%
Percentage of total revenues	2%	—%

          Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

          Interest and other income, net, increased 217% and 207% for the three and nine months ended September 30, 2006, respectively, compared to the same period last year due to an increase in average cash, cash equivalents, and marketable securities balances as well as an increase in market interest rates.

Interest expense

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Interest expense	$(213)	$(288)	(26)%
Percentage of total revenues	(7)%	(5)%
Nine months ended:
Interest expense	$(709)	$(943)	(25)%
Percentage of total revenues	(5)%	(5)%

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

Changes in fair value of warrants to purchase common stock

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$1,021	$207	393%
Percentage of total revenues	32%	3%
Nine months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(151)	$1,037	(115)%
Percentage of total revenues	(1)%	6%

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

          For the three and nine month periods ended September 30, 2006, the Company recorded a gain of $1.0 million and an expense of $0.2 million, respectively, based on the change in the fair value of warrants. For the three and nine months ended September 30, 2005, the Company recorded income of $0.2 million and $1.0 million, respectively, in the Company’s consolidated statements of operations based on the change in the fair values of warrants.

Provision for income taxes

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	$30	$—	N/A	%
Percentage of total revenues	1%	—%
Nine months ended:
Provision for income taxes	$56	$12	367%
Percentage of total revenues	—%	—%

          Provision for income taxes consists primarily of certain minimum state and city income taxes.

Adjustment to net loss on disposal of discontinued operations

	September 30,
	2006	2005	% Change

	(dollars in thousands)
Three months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Nine months ended:
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	$145	(100)%
Percentage of total revenues	—%	1%

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

          There were no adjustments to net loss on disposal of discontinued operations for the three and nine month periods ended September 30, 2006. The adjustment to net loss on disposal of discontinued operations for the nine month ended September 30, 2005 represents a settlement of a lawsuit in the Company’s favor related to discontinued operations.

Factors That May Affect Future Results of Operations

          We believe that in the future our results of operations could be affected by various factors including:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	Our business is difficult to evaluate because we have a limited operating history and have only relatively recently launched our search toolbar and UAP products.

•	If our stock price were to remain below $1.00 we may receive notice of de-listing from NASDAQ which might reduce the value of our Company.

•	If our common stock were to be de-listed from NASDAQ we would be in default of certain loan covenants which could require the accelerated payment of our $3.1 million subordinated loan.

•	Our competitors in the search business include much larger companies such as Google, Microsoft, Yahoo! and others that have significantly greater resources than we do to build a business.

•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.

•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! expires in March 2008.

•	Our software products may be improperly labeled as spyware or adware which might lead to its uninstallation causing a decrease in our revenues.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

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

Recent Accounting Pronouncements

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB SFAS Nos. 133 and 140”. This Statement amends FASB SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not believe the adoption of SFAS No. 155 will materially impact our consolidated financial statements.

          In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not believe the adoption of FIN 48 will materially impact our consolidated financial statements.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of SAB 108 will materially impact our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2008. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. We will be required to adopt the provisions of FAS 158 in our annual financial statements for fiscal year 2006. We do not believe that the adoption of the provisions of FAS 158 will materially impact our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

          Cash, cash equivalents, and marketable securities totaled $6.3 million at September 30, 2006, down from $9.1 million at December 31, 2005.

	Nine Months Ended September 30,
	2006	2005

	(dollars in millions)
Cash used in operating activities	$(4.2)	$(4.9)
Cash provided by (used in) investing activities	$(2.0)	$0.1
Cash provided by financing activities	$1.7	$2.4

Operating activities

          In the nine months ended September 30, 2006, cash used in operating activities was $4.2 million, a decrease of $0.7 million compared to the nine months ended September 30, 2005. The use of cash was mainly due to a net loss of $19.1 million, adjusted for the goodwill impairment charge of $10.7 million and non-cash stock-based compensation charges of $1.6 million, as well as a decrease in accounts payable and accrued expenses of $0.8 million, offset by a decrease in accounts receivable of $1.8 million, a change in the fair value of warrants of $0.2 million, depreciation and amortization expenses of $0.9 million and amortization of debt related costs of $0.5 million.

Investing activities

          In the nine months ended September 30, 2006, cash used in investing activities was $2.0 million, primarily as a result of net purchases of marketable securities of $1.7 million and purchase of property and equipment of $0.2 million.

          In the nine months ended September 30, 2005, cash provided by investing activities was $0.1 million, primarily due to net sale of marketable securities of $0.8 million offset by the cash used in the acquisition of Unicast of $0.5 million and capital expenditures of $0.3 million.

Financing activities

          In the nine months ended September 30, 2006, net cash provided by financing activities was $1.7 million, resulting from the exercise of stock options of $2.4 million which was offset by cash used for the repayment of debt totaling $0.7 million.

          In the nine months ended September 30, 2005, net cash provided by financing activities was $2.4 million, resulting from the issuance of common stock in connection with the company extending the maturity of a subordinated note payable. In addition, stock option exercises amounted to $0.5 million.

          As of September 30, 2006, the Company had cash commitments totaling approximately $10.0 million through 2011, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(dollars in thousands)
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years

Long-Term Debt Obligations	$3,050	$—	$3,050	$—	$—
Operating Lease Obligations	3,011	253	1,869	889	—
Interest Payments on Long-Term Debt Obligations	487	59	314	114	—
Unicast Debt Obligations	3,058	97	778	2,183	—
Purchase Obligations	381	381	—	—	—

Total	$9,987	$790	$6,011	$3,186	$—

          Convertible Notes

          On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The convertible notes were converted to Viewpoint common stock in 2004. The warrants expire on December 31, 2006, and were initially issued at an exercise price of $2.26 per share. The number of warrants and the exercise price are subject to adjustment if the Company sells or issues securities under a dilutive issuance (as defined in the warrant to purchase common stock agreement) subject to certain conditions. In 2003 and 2004, all of the convertible notes were converted into common stock or redeemed for cash, therefore, no convertible notes remained outstanding as of

September 30, 2006 and December 31, 2005. As of September 30, 2006, 0.8 million warrants were outstanding related to this placement.

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

           On March 31, 2006, the Company redeemed notes with a principal amount of $450,000 pursuant to the agreement. The maturity date was extended to March 31, 2008 for the remaining notes with a principal amount of $3.1 million and these notes remain outstanding as of September 30, 2006.

          The Subordinated Note contains a covenant which requires that the Company’s common stock remain listed on a national stock exchange as defined. The Company’s common stock declined below $1.00 and has not closed above $1.00 since October 13, 2006. While the company has not been notified that its stock has been considered by NASDAQ for de-listing, it may receive such notification. If the Company’s stock remains below a $1.00 for 30 consecutive days NASDAQ listing rules provide for Viewpoint to be notified that its common stock has been considered for delisting. While there are several different remediation measures that the Company may take to prevent such de-listing, if the Company’s remediation measures are unsuccessful it is possible that the Company’s stock could be de-listed approximately one year after receiving such notification from NASDAQ. If the Company is de-listed, it will violate the loan covenant noted above which would allow the Subordinated Note holders to demand repayment immediately of the $3.1 million outstanding note balance.

          Other Transactions

          In March of 2006, the Company implemented a restructuring plan designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. The Company incurred a restructuring charge of $0.1 million related to severance arrangements which has been recorded separately on the statement of operations. As of September 30, 2006, all severance obligations have been paid in full.

          Liquidity

          The Company had cash, cash equivalents and marketable securities of $6.3 million at September 30, 2006. During the nine months ended September 30, 2006, net cash used in operations amounted to $4.2 million. As of September 30, 2006, the Company had an accumulated deficit of $285.0 million.

          The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital, including the avoidance of violating existing debt covenants. If the Company’s expected revenue targets are not achieved, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

          There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

          Furthermore, the stock price of the Company declined below $1.00 and has not closed above $1.00 since October 13, 2006. If the Company’s stock trades below a $1.00 for 30 consecutive days, NASDAQ’s listing rules provide for Viewpoint to be notified that its common stock is being considered for de-listing. While the Company has not been notified that its stock has been considered for de-listing, it may receive such notification. While there are several different remediation measures that the Company may take to prevent such de-listing, if the Company’s remediation measures are unsuccessful, it is possible that the Company’s stock could be de-listed in approximately one year after receiving such notification from NASDAQ. If the Company is de-listed it will violate a covenant within the subordinated note agreement which would accelerate the maturity date of the $3.1 million of subordinated note currently scheduled to mature on March 31, 2008. If the Company is unable to secure adequate financing, including the avoidance of the acceleration of the maturity date of the $3.1 million subordinated note, and/or can not achieve and sustain positive cash flows from operations, it would raise substantial doubt about the Company’s ability to continue as a going concern through December 31, 2007.

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

Item 1A. Risk Factors

          We have previously disclosed the risk factors in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 20, 2006. A summary of these risk factors and certain additional risk factors is provided in Item 2 of Part 1.

          The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital, including the avoidance of violating existing debt covenants. If the Company’s expected revenue targets are not achieved, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

          There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

          Furthermore, the stock price of the Company declined below $1.00 and has not closed above $1.00 since October 13, 2006. If the Company’s stock trades below a $1.00 for 30 consecutive days, NASDAQ’s listing rules provide for Viewpoint to be notified that its common stock is being considered for de-listing. While the Company has not been notified that its stock has been considered for de-listing, it may receive such notification. While there are several different remediation measures that the Company may take to prevent such de-listing, if the Company’s remediation measures are unsuccessful, it is possible that the Company’s stock could be de-listed in approximately one year after receiving such notification from NASDAQ. If the Company is de-listed it will violate a covenant within the subordinated note agreement which would accelerate the maturity date of the $3.1 million of subordinated note currently scheduled to mature on March 31, 2008. If the Company is unable to secure adequate financing, including the avoidance of the acceleration of the maturity date of the $3.1 million subordinated note, and/or can not achieve and sustain positive cash flows from operations, it would raise substantial doubt about the Company’s ability to continue as a going concern through December 31, 2007.

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

VIEWPOINT CORPORATION

Dated: November 9, 2006	By:	/s/ PATRICK VOGT

Patrick Vogt
President and Chief Executive Officer

Dated: November 9, 2006	By:	/s/ WILLIAM H. MITCHELL

William H. Mitchell
Chief Financial Officer

Dated: November 9, 2006	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan
Chief Accounting Officer