Form 10-K
period 2006-12-31
VIEWPOINT CORP
filed 2007-03-16
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2006
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005	$107,850,000
Number of shares of common stock outstanding as of March 12, 2007	67,670,000

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results stated, implied, or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results of Operations.” You should carefully review these factors as well as the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help companies effectively market their products and services on the internet. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer- facing marketing tools that enable companies to showcase complex products in a simple way, and allows for user interaction. In addition, Viewpoint builds digital assets that serve as productivity and sales tools for automotive, heavy industry, technology and other vertical markets. The basis of Viewpoint’s products is its graphical platform’s capabilities to provide consumers, advertisers, and website publishers an enhanced and interactive internet experience.

Since 2003, we have extended the historical imaging capabilities of our proprietary graphics technology to develop an advertising delivery system that specializes in deploying video and rich media advertising, and a search business that provides internet consumers a flexible graphical searching experience. Our revenues in these product areas are supplemented by our in-house services team which builds sophisticated content that is used by customers in each revenue stream.

All of our three product segments have their roots in our core software offering, the Viewpoint Media Player (“VMP”). The VMP is a free software product installed by internet consumers on their computers to view specialized digital content displayed by websites, more fully explained in the sections below. We have been distributing the VMP since 2000 and estimate that it has been installed on more than 120 million computers in the United States. We base this estimate on independent surveys commissioned by us and by other industry participants, as well as information we have received from our publishing clients who report to us the frequency with which visitors to their sites have the VMP installed before arriving at their sites.

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

Unicast by Viewpoint Advertising Solutions (Advertising Systems)

We offer an online advertising campaign management and deployment product known as the “Unicast Advertising Platform” (“UAP”). UAP permits publishers, advertisers, and their agencies to manage the complex process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the campaign parameters (ad rotation, the frequency with which an ad may be deployed, and other metrics), deployment, and tracking of campaign results.

We designed UAP to integrate creative assembly with campaign management and detailed performance analysis. In addition, we believe it has the broadest capabilities of any deployment system to deliver ad formats and media types, including several different video formats, 3D content, and all major “rich media” units.

UAP is “technology agnostic”, meaning it delivers advertisements that utilize all major technologies and formats, not just those exploiting the special capabilities of the VMP. Importantly, however, video and other “rich media” ads that typically involve large file sizes and, therefore, higher bandwidth costs, can be deployed at significantly lower rates when utilizing the Viewpoint format by taking advantage of the VMP residing on the internet consumer’s computer.

In January 2005, we acquired Unicast Communications Corp. (“Unicast”), a leader in the delivery of internet video advertisements that play interstitially when a web surfer moves between pages at a web publisher’s site, adding another video ad delivery mechanism to our solution. We believe the addition of Unicast helped accelerate the growth of our advertising systems segment because of its past relationship with advertisers and web publishers, and as a result of the addition of key personnel in the marketing, technology, sales, and customer support areas.

Following the acquisition of Unicast, we integrated all of our product offerings into one suite of products called Viewpoint’s Unicast Online Advertising Suite, which was rebranded as Unicast by Viewpoint in 2006. This suite of products includes Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that “float”/play over the top of an internet site page). The suite of products is delivered using UAP.

We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices, with fees based on the number of times an advertisement is deployed (i.e., on a “CPM”, or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees.

During 2005 and 2006 we also utilized our resources to plan and purchase media space for our clients. When we execute campaigns for advertisers we are paid both a delivery fee and for media planning and placement. We include the total cash received for these deals as revenue, and our payments to publishers for the media space is included in our cost of revenues for advertising systems, as we provide ad serving in addition to the placement of media, we negotiate the price, and take the risks associated with the client’s credit and collectibility of receivables. We believe our ongoing development of expertise in media planning, as well as, market demand, will cause this type of service to expand in 2007.

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

During 2006, we also launched a Search Consulting Practice called KeySearch by Viewpiont that leverages our expertise in Search Engine Marketing (“SEM”) to help advertisers more effectively promote their products online. While the Company believes, based on outside studies, that online marketers plan to increase spending on search marketing during 2007, there is a significant gap in service companies that offer both SEM and interactive agency services. Viewpoint provides both, and the practice will focus on five core functions; to make search easy and profitable, to develop search strategies and campaigns, keyword development, bid management, and business intelligence reporting and analytics. We will utilize Viewpoint technology to achieve efficiencies and offer our customers end to end search engine marketing solutions in addition to ad creation, serving, delivery and reporting.

Search Solutions (Search and Licensing)

On March 17, 2004, Viewpoint entered the internet search business by launching a toolbar search, product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the webpage they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray.

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

The Viewpoint Toolbar technology incorporates methods for “rendering”, streaming, updating, and “skinning” that were first developed for the VMP. Like other offerings of its type, the Viewpoint Toolbar enables consumers to search the Internet for goods, services and information. Unlike other toolbars, however, the Viewpoint Toolbar’s architecture enables features such as visual representations of search results and “bookmarked” internet sites, automatic updating, generation of desktop animations, and a “Pop-Up” blocker that intercepts pop-up advertisements and holds them in a “tray” of the Viewpoint Toolbar. This tray can be accessed if and when a user desires. Viewpoint is in the process of applying for patent protection on several of these features and processes. In version 2.0, released in July 2004, Viewpoint added other features, including more efficient deployment of search results and “Comparative Search.” When the Comparative Search feature is operating and a consumer uses a search method other than the Viewpoint Toolbar to conduct an internet search, a web page listing the search results of the search engine selected will appear and the tray from the Viewpoint Toolbar will simultaneously populate with thumbnail images of the search results supplied by Yahoo!.

In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. We had previously licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. In November 2006, we bought the rights to the Fotomat trademark and internet url Fotomat.com outright from Konica-Minolta Imaging USA. The new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

We have been offering the Viewpoint Toolbar to internet users who have the most recent version of the VMP installed on their computer. We present those users with notice of the availability of the Viewpoint Toolbar and an opportunity to install it without charge. Through December 31, 2006, we have offered over 63.6 million VMP users the opportunity to install the Viewpoint or Fotomat Toolbars and 26.6 million have accepted. Consumers can uninstall the Toolbars either through their operating system or through an option on the Toolbar. Over 13.1 million Toolbars remain installed as of

December 31, 2006. We also make the Fotomat Toolbar available for download from our website and at www.fotomat.com.

We generate revenue from the Viewpoint and Fotomat Toolbars when an internet consumer uses the Toolbar to conduct an internet search, or when they have the Toolbar installed and conduct a search at several internet sites. We also generate revenue, although a very small percentage, when a user conducts a search from our search homepage, www.viewpointsearch.com. Revenue is generated when the consumer clicks on sponsored results provided by Yahoo! that have been provided because an advertiser has paid to be included in Yahoo!’s search results. Yahoo! receives the fee from the advertiser and pays Viewpoint a percentage of this fee 45 days after the end of the month in which the advertisement is clicked.

In the fourth quarter of 2005, Viewpoint negotiated an extension to the agreement with Yahoo! to provide search results until March 2008. Additionally, the Company received the right to create and distribute customized versions of the Toolbar for third parties, subject to certain conditions. This right will enable the Company to empower marketers with the ability to distribute a customized toolbar that utilizes Yahoo! as the exclusive search engines to their customers. These toolbars may include new and/or existing features of the Viewpoint or Fotomat Toolbar. Search revenue generated from the distribution of these customized toolbars would be shared between Yahoo! and Viewpoint on the same basis as the current contract. Custom toolbars are permission-based and provide the means to dynamically deliver marketing messaging to customers on a one-to-one basis.

Prior to launching our Search product we principally leveraged our distributed base of VMP’s by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP’s that we used to launch our Search Toolbar business.

We make available on our web site, without charge, the core software necessary to create content in the Viewpoint format, as well as extensive tutorials and related materials. During 2005 we launched Enliven, a content authoring software product that makes the process of authoring content in the Viewpoint format easier on a free trial basis. In addition, we also launched a professional version of Enliven called Enliven PRO that is bundled with Right Hemisphere’s Deep Exploration and a video encoder powered by On2Technolgies. We are distributing Enliven PRO through a re-seller for a one-time fee and include with the price of the software the right to deploy an unlimited quantity of most types of Viewpoint content from an unlimited number of websites for an unlimited period of time. We believe that this will help facilitate expanded distribution of VMP’s that will increase distribution of the Viewpoint or Fotomat Toolbar.

In June 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player no longer requires a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint continues to charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the search toolbar business as well as the advertising business by potentially making the player more pervasive.

SiteSide/Website Solutions (Services)

We provide fee-based professional services for creating content and implementing visualization solutions. Our professional services group is called TheStudio by Viewpoint, which uses the Viewpoint platform as well as a spectrum of tools and other technologies to create enhanced rich media solutions for our clients’ particular purposes; generally for deployment at their websites but also on intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2006 included America Online, Inc., Toyota Motor Services, General Electric, Honda and others.

TheStudio by Viewpoint group plays an integral role in our overall strategy. Aside from generating significant revenues, the group increases the number of websites that use the Viewpoint platform and distribute VMP’s to their customers. Additionally the group supports the development of advanced advertising formats and advertising content making use of UAP more appealing to marketers. Finally this work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design and development problems faced by our own clients. We are not totally reliant on our own content creation services, however, as we have cultivated a network of independent content developers trained to provide those services as well.

Competition

We have competitors in all of the product areas in which we compete. Competitors of our Unicast product area include full service advertising delivery companies like aQuantive, Doubleclick, and 24/7 RealMedia. Additionally, certain companies specialize in delivering rich media and video advertisements like Pointroll (a subsidiary of Gannett) and Eyeblaster (a private company). Competitors in the Services sector include advertising agencies, online agencies and independent creative talent that can build content in the Viewpoint format or in other rich media formats. Historically, our software licensing competitors (and their products) included: Macromedia, Inc. (Flash and Shockwave) and Cycore AB (Cult3D), although we have largely exited that business.

Competitors in the Search solutions business include Google Inc., Yahoo! (who offers its own search toolbar in addition to supplying search results for use with the Viewpoint Toolbar, Fotomat Toolbar, and other custom toolbars that we create,) MSN, AskJeeves, Inc. (a subsidiary of IAC), MIVA (formerly FindWhat), and InfoSpace. Although we compete with some of the Search Engine firms in the toolbar space, we are not a search engine; but rather a partner with Yahoo! in distributing their search results.

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

In 2006, we saw acquisitions of pure play ad delivery companies such as Doubleclick’s acquisition of Klipmart and Yahoo’s acquisition of AdInterax. We anticipate acquisitions of pure play ad delivery companies to continue in 2007. These acquisitions will likely come from large publishers looking to bring rich media in house and large ad serving companies that lack rich media capabilities.

A variety of other possible actions by our competitors could also have a material adverse effect on our business, including increased promotion or the introduction of new or enhanced products and technologies. Moreover, new personal computer platforms and operating systems may provide new entrants with opportunities to obtain a substantial market share in the markets in which we compete.

Our competitors may be able to develop products or technologies comparable or superior to ours, or may be able to develop new products or technologies more quickly. We also face competition from developers of personal computer operating systems such as Microsoft and Apple Computer, Inc., as well as from open-source operating systems such as Linux. These operating systems may incorporate functions that could be superior to, or incompatible with, our products and technologies. Such competition would adversely affect our business.

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

Our research and development expenses were approximately $3.9 million, $4.5 million, and $3.4 million for 2006, 2005, and 2004, respectively. We added additional engineers in connection with our acquisition of Unicast and expanded efforts in the advertising systems business which resulted in increased research and development expenses during 2005.

Employees

As of February 15, 2007, Viewpoint had 91 full time employees, including 21 related to cost of revenues in creative services and advertising systems; 23 in sales and marketing; 26 in research, development and quality assurance; and 21 in administration. This compares to 126 full time employees, including 38 related to cost of revenues in creative services and advertising systems; 21 in sales and marketing; 42 in research, development and quality assurance; and 25 in administration as of February 15, 2006. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

Available Information

Our website is located at http://www.viewpoint.com. Our investor relations website is located at http://www.viewpoint.com/pub/company. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Executive Officers of the Registrant

The following table sets forth certain information regarding the Company’s executive officers as of March 5, 2007:

Name	Age	Position
Patrick Vogt	43	President and Chief Executive Officer
Christopher C. Duignan	31	Interim Chief Financial Officer
Andrew J. Graf	35	Executive Vice President and General Counsel

Patrick Vogt, President and Chief Executive Officer

Mr. Vogt has been a director of the Company since September 2004. He was appointed President and Chief Executive Officer of Viewpoint in August 2005. From 2003 to 2005, Mr. Vogt had been Senior Vice President and Senior General Manager of Sony eSolutions Company LLC. His team was responsible for Internet Properties Management, Direct Marketing, and Sales across all customer segments. Other responsibilities included Global Contact Center Governance, the eCommerce and Contact Center platform (supporting all distribution channels), and P&L management for Sony’s entire direct business. From 2001 to 2003, Mr. Vogt was Vice President of HP Compaq Computer’s eBusiness Group & Software and Peripherals Group, where his team managed all direct marketing activities and the direct on-line business for the Americas region. From 1999 to 2001, Mr. Vogt was General Manager of the Aftermarket Sales Division and Dell Online for Dell Computer Corporation. Mr. Vogt received a Bachelor of Science degree from the State University of New York and has an MBA from Iona College, Hagen School of Business, with a concentration in Marketing.

Christopher C. Duignan, Interim Chief Financial Officer

Mr. Duignan has worked for the Company for five years, rising from the Manager of Treasury Operations, to Controller, to Interim Chief Financial Officer. Mr. Duignan also serves as Viewpoint’s Chief Accounting Officer. Prior to Viewpoint, Mr. Duignan worked at PricewaterhouseCoopers LLP for four years in their technology group within the audit practice. At PwC, Mr. Duignan’s client base consisted of publicly traded technology companies as well as start-ups. Mr. Duignan received a Bachelor of Science in accounting from Fairfield University in 1997 and is a Certified Public Accountant.

Andrew J. Graf, Executive Vice President and General Counsel

Mr. Graf was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in mergers and acquisitions and corporate matters from 1999 until joining the Company as General Counsel in June, 2005. Mr. Graf graduated with a Bachelor of Science in accounting and economics from New York University’s Stern School of Business in 1993 and received his Juris Doctorate from the Benjamin N. Cardozo School of Law in 1999.

Item 1A. Risk Factors

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE. THESE FACTORS RAISE SUBSTANTIAL DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Company had cash, cash equivalents and marketable securities of $4.3 million at December 31, 2006. During the year ended December 31, 2006, net cash used in operations amounted to $5.8 million. As of December 31, 2006, the Company had an accumulated deficit of $285.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved, or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. All these factors raise substantial doubt about the Company’s ability to continue as a going concern and may materially and adversely affect our stock price.

Based on the above factors our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

WE MAY HAVE TO OBTAIN FINANCING ON LESS FAVORABLE TERMS, WHICH COULD DILUTE CURRENT STOCKHOLDERS’ OWNERSHIP INTERESTS IN THE COMPANY.

In order to fund our operations and pursue our growth strategy we may seek additional financing through public or private equity funding or from other sources.

Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. Any shortfall in the proceeds from the liquidation of our assets would directly reduce the amounts, if any, that holders of our common stock could receive in liquidation.

To remain a going concern, we require significant funding. Our current financial position may materially and adversely affect our stock price. Our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

We have no commitment for additional financing and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences, or privileges senior to our common stock and may dilute our current stockholders’ ownership interest in Viewpoint.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL AND STOCKHOLDERS’ ABILITY TO SELL THEIR SHARES.

On November 27, 2006, the Company received a NASDAQ deficiency letter indicating that for 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement and therefore, its common stock is subject to potential delisting from the NASDAQ Global Market pursuant to Rule 4450(a)(5). The Company was provided 180 calendar days, or until May 29, 2007, to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive business days.

If the Company cannot achieve compliance with the minimum per share price requirement by May 29, 2007, NASDAQ will provide written notification that the Company’s securities will be de-listed. At that time, the Company may appeal Nasdaq’s determination to delist its securities to the Listings Qualification Panel. Alternatively, the Company may also apply for listing on The Nasdaq Capital Market. If its application is approved, the Company will be afforded the remainder of The Nasdaq Capital Market’s second 180 calendar day compliance period in order to regain compliance while on The Nasdaq Capital Market. In addition, the Company may undergo a reverse stock split in order to regain compliance; however, a reverse stock split requires stockholders’ approval through the proxy process.

If the Company’s common stock is de-listed from NASDAQ, the market liquidity of the Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell Company securities in the secondary market. Additionally, any such de-listing would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. [The Company cannot give investors in its common stock any assurance that the Company will be able to regain and maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that its stock will not be de-listed by NASDAQ.]

IF OUR COMMON STOCK WERE TO BE DE-LISTED FROM NASDAQ WE WOULD BE IN DEFAULT OF CERTAIN LOAN COVENANTS WHICH COULD REQUIRE THE ACCELERATED PAYMENT OF OUR $3.1 MILLION SUBORDINATED LOAN.

If the Company’s common stock is de-listed from NASDAQ it will violate a covenant within the 4.95% subordinated note agreement between the Company and Federal Partners P, L.P., an affiliate of the Clark Estates which would accelerate the maturity date of the $3.1 million of subordinated notes originally scheduled to mature on March 31, 2008.

In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Viewpoint of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principle of the note. In addition, the amended note also extended the aforementioned de-listing covenant until December 31, 2008.

OUR EFFORTS TO DISTRIBUTE OUR GRAPHICALLY ENHANCED SEARCH TOOLBAR MAY EXPERIENCE SETBACKS LIMITING OR REDUCING OUR SEARCH REVENUE.

We distribute our Graphically Enhanced Search toolbar through a complicated process that relies on internet users visiting websites or seeing advertising for a sufficient period of time to receive the software that eventually offers them our search toolbar. We need to continue to expand our reach of internet users who visit affiliated websites or view our advertising in order to receive the software. During 2005, our rate of installation slowed to approximately 1.0 million per month, which has continued to decline to less than 0.5 million per month in 2006. There can be no assurance that this rate of installation will not continue to slow. Additionally, our reach is impacted by the rate of uninstallation of our Viewpoint Toolbars. We believe 3.3 million, 6.6 million, and 3.6 million Viewpoint Toolbars were uninstalled during 2004, 2005, and 2006, respectively, after being accepted by a consumer. The Viewpoint Toolbars could have been uninstalled for a variety of reasons including lack of use, concern over performance, acceptance of a competitor’s product or user error. If we are not able to continue to offer the Viewpoint Toolbar at the current rate, the pace of uninstallations could lead to a decrease in our total net installed universe and a decline in revenues.

THE SUCCESS OF OUR GRAPHICALLY ENHANCED SEARCH OPERATIONS DEPENDS ON USERS’ SATISFACTION WITH SEARCH RESULTS SUPPLIED BY YAHOO!.

We have an agreement with Yahoo! which establishes Yahoo! as our exclusive supplier of search results for the Viewpoint Toolbar. This agreement expires in March 2008. The market for products that enable and supply search results is relatively new, intensely competitive, and rapidly changing. Yahoo!’s principal competitors for supplying search results include Google Inc. and Microsoft. If these or other competitors develop more popular search results, end users may choose to use search toolbars or other search methods through which results from these competitors are supplied.

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

OUR SOFTWARE PRODUCTS MAY BE WRONGLY LABELED AS SPYWARE OR ADWARE WHICH MIGHT LEAD TO ITS UNINSTALLATION CAUSING A DECREASE IN OUR REVENUES.

Our software products do not collect personally-identifiable information about users or track their activity on the internet. Nonetheless, our software products, including the Viewpoint Toolbar and the Viewpoint Media Player, have been wrongly characterized as spyware or adware by certain security software vendors. We monitor activity in this area and undertake efforts to educate vendors about the characteristics of our software, and thus far have been successful largely at getting these vendors to change their characterization of our Viewpoint Toolbar. Should we fail to persuade such vendors about the functionality of our Viewpoint Toolbar, or not learn about a false characterization on a timely basis, a substantial number of our Viewpoint Toolbars could be uninstalled leading to a decrease in our revenues and our business will be materially and adversely affected.

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

OUR REVENUES WILL BE SUBJECT TO SEASONAL FLUCTUATIONS.

We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers’ spending priorities or budget cycles or extend our sales cycle. In addition, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

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

Our search and licensing revenues have declined significantly year-over-year. If this decrease in sales of our products continues or our new products are unsuccessful, we will be unable to generate sufficient revenues to offset current costs. Accordingly, we may be required to develop new products or other untested methods. If these new products or untested methods fail to increase sales, our business may cease or decline.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our UAP technology resides on computer systems located in our data centers hosted by IBM and Savvis and uses the networking capabilities of these companies, Akamai and other providers. These systems’ continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems in the future could cause interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

OUR MANAGEMENT TEAM HAS ONLY RECENTLY STARTED WORKING TOGETHER.

During 2005 and 2006, the Company hired several new sales and marketing managers general managers to run the Product groups and appointed an interim Chief Financial Officer. While all these individuals were familiar with the Internet business and Viewpoint in particular, and several had worked together before, there can be no assurance that these employees will successfully be able to transfer their experience to Viewpoint. Furthermore, there can be no assurance that these new employees or existing Viewpoint employees will successfully support one another to execute the required strategy and tactics to be a successful and profitable company.

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

OUR CHARTER DOCUMENTS COULD MAKE IT MORE DIFFICULT FOR AN UNSOLICITED THIRD PARTY TO ACQUIRE US.

Our certificate of incorporation and by-laws contain provisions that could make it difficult for an unsolicited third party to acquire control of us, even if a change in control would be beneficial to stockholders. For example, our certificate of incorporation authorizes our board of directors to issue up to 5,000,000 shares of “blank check” preferred stock. Without stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for an unsolicited third party to acquire our company. In July 1998, the Board of Directors adopted a stockholder rights plan, which was amended in June, 1999 and further amended in November, 2000. The stockholder rights plan, as amended, provides for the issuance of preferred stock purchase rights (“Rights”) to the holders of our common stock. The Rights have certain anti-takeover effects and are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company in a manner or on terms not approved by the Board of Directors. If triggered, the Rights would cause substantial dilution to a person or group of persons who acquires more than 15% (17.5% for Computer Associates International, Inc.) of the Company’s common stock on terms not approved by the Board of Directors. In addition, we must receive a stockholders’ proposal for an annual meeting within a specified period for that proposal to be included on the agenda. Because stockholders do not have the power to call meetings and stockholder proposals for consideration at an annual or special meeting are subject to timing requirements, any third-party takeover not supported by the board of directors would be subject to significant delays and difficulties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases approximately 17,000 square feet of space on the 18th floor of a 24-story office building in New York City, New York. This space houses approximately 68 personnel, including substantially all of the Company’s general and administrative and research and development personnel as well as a significant portion of the sales and marketing and creative services personnel. The primary lease agreement expires in February 2010, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2009. This space houses approximately 14 personnel principally engaged in sales, marketing and production for the services segment.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Viewpoint Corporation’s (“Viewpoint” or the “Company”) common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The NASDAQ National Market under the symbol “VWPT.” On March 15, 2007, there were 300 holders of record of our common stock. Some of the holders of record of Viewpoint common stock are brokers and other institutions that hold stock on behalf of their customers. We estimate that approximately 10,000 stockholders hold shares of Viewpoint common stock through the brokers and other institutions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our common stock:

	High	Low
2006
4th Quarter	$1.20	$0.63
3rd Quarter	1.69	1.11
2nd Quarter	1.90	1.22
1st Quarter	1.38	1.00
2005
4th Quarter	$1.45	$1.01
3rd Quarter	1.96	1.00
2nd Quarter	3.08	1.35
1st Quarter	3.36	2.10

The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

On November 27, 2006 the Company received notice from The NASDAQ Listing Qualifications Department that for the prior 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4450(a)(5). The Company may regain compliance with Marketplace Rule 4450(a)(5) if at any time before May 29, 2007, the bid price of the Company’s common stock closes at $1.00 per share for a minimum of ten consecutive business days.

If the Company does not regain compliance by May 29, 2007, the Company will be notified that its securities will be delisted. At that time the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel. Alternatively, the Company may also apply for listing on The NASDAQ Capital Market. If its application is approved, the Company will be afforded the remainder of The NASDAQ Capital Market’s second 180 calendar day compliance period in order to regain compliance while on The NASDAQ Capital Market.

The Company had cash, cash equivalents and marketable securities of $4.3 million at December 31, 2006. During the year ended December 31, 2006, net cash used in operations amounted to $5.8 million. As of December 31, 2006, the Company had an accumulated deficit of $285.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved, or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. All these factors raise substantial doubt about the Company’s ability to continue as a going concern and may materially and adversely affect our stock price.

Based on the above factors our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed incorporated by reference into any filing of Viewpoint under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for the Company’s common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”), the Goldman Sachs Internet Trading Index (the “GIN”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the Nasdaq Market Index, the GIN and the S&P 500 Stock Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Viewpoint Corporation	$100	$27.46	$11.01	$45.52	$16.15	$9.84
NASDAQ Market Index	$100	$68.47	$102.7	$111.5	$113.1	$123.8
GIN	$100	$71.17	$137.9	$169.9	$195.5	$190.3
S&P 500 Index	$100	$76.63	$96.9	$105.6	$108.7	$123.5

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statements of Operations Data
Revenues:
Advertising systems (1)	$7,252	$5,448	$305	$—	$—
Search (2)	6,307	9,424	2,698	—	—
Services	3,470	5,269	4,822	4,291	3,302
Related party services (3)	—	1,057	2,468	5,226	2,244
Licenses	148	608	704	2,283	5,039
Related party licenses (3)	—	3,490	3,535	1,729	7,554

Total revenues	17,177	25,296	14,532	13,529	18,139

Cost of Revenues:
Advertising systems	4,176	3,721	132	—	—
Search	154	173	45	—	—
Services	2,337	3,658	3,270	6,182	4,137
Licenses	8	12	6	97	353

Total cost of revenues	6,675	7,564	3,453	6,279	4,490

Gross profit	10,502	17,732	11,079	7,250	13,649

Operating expenses:
Sales and marketing	5,892	5,115	3,732	8,723	16,682
Research and development	3,919	4,479	3,432	4,209	4,348
General and administrative	8,466	10,054	7,220	11,549	10,334
Depreciation	466	645	657	1,137	1,412
Amortization of intangible assets	570	491	17	10	664
Restructuring charges	92	—	(106)	2,023	—
Impairment of goodwill (4)	10,655	7,778	—	—	6,275

Total operating expenses	30,060	28,562	14,952	27,651	39,715

Loss from operations	(19,558)	(10,830)	(3,873)	(20,401)	(26,066)
Other income (expense):
Interest and other income	332	131	60	254	153
Interest expense (5)	(926)	(1,178)	(936)	(958)	—
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes (5)	515	1,204	(4,180)	1,209	—
Loss on conversion of debt	—	—	(810)	—	—
Loss on early extinguishment (5)	—	—	—	(1,682)	—

Other income (expense):	(79)	157	(5,866)	(1,177)	153

Loss before provision for taxes	(19,637)	(10,673)	(9,739)	(21,578)	(25,913)
Provision for taxes	78	64	90	81	107

Net loss from continuing operations	(19,715)	(10,737)	(9,829)	(21,659)	(26,020)
Adjustment to net loss on disposal of discontinued operations	—	145	129	157	127

Net loss	$(19,715)	$(10,592)	$(9,700)	$(21,502)	$(25,893)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.30)	$(0.18)	$(0.18)	$(0.47)	$(0.64)
Net income (loss) per common share from discontinued operations	$—	$—	$—	$—	$—
Net loss per common share	$(0.30)	$(0.18)	$(0.18)	$(0.47)	$(0.64)

Weighted average number of shares outstanding—basic and diluted	66,610	58,631	52,955	45,280	40,759

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities (5)	$4,267	$9,111	$8,662	$9,488	$11,568
Working capital (5)	4,551	8,697	4,416	3,324	9,051
Total assets (4) (5)	27,687	45,136	45,273	45,743	53,352
Convertible notes, subordinated notes and warrants (5)	4,853	5,468	3,674	4,748	7,000
Stockholders’ equity (5)	19,695	34,882	33,958	27,467	38,352

(1)

In 2004, Viewpoint began to offer an online advertising delivery service. On December 1, 2004, Viewpoint Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”), an online ad delivery company. Viewpoint charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. See Note 2 to the financial statements.

(2)

In March 2004, Viewpoint entered the internet search business, by launching the Viewpoint Toolbar. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

(3)

America Online, Inc. (“AOL”) had a representative on the Company’s Board of Directors until December 2003. All contracts entered into with AOL prior to that date were recorded as related party revenue. In addition, in 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contained multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized $9.0 million of revenue from this agreement ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. The Company recognized $4.6 million in related party license revenue and $1.1 million in related party service revenue for the year ended December 31, 2005, relating to this agreement. The Company recognized $3.5 million and $1.0 million in related party license and service revenue, respectively, for the year ended December 31, 2004, and $0.7 million and $.01 million in related party license and service revenue, respectively, for the year ended December 31, 2003, relating to this agreement.

(4)

In December 2005, the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, that the Services segment had experienced an impairment of its allocated goodwill. The Company recorded an impairment expense of $7.8 million. In the third quarter of 2006, based on a further decline in the operating performance, the Company determined that the Services segment experienced another impairment of its allocated goodwill. The Company recorded an additional impairment expense of $10.7 million. Also refer to financial statement footnote 6.

(5)

The Company issued convertible notes with a principal balance of $7.0 million on December 31, 2002, then subsequently redeemed $3.3 million of the notes at par, exchanged $1.0 million of the notes for common stock and exchanged $2.7 million of the notes for new notes on March 25, 2003. Additionally, the Company issued $3.5 million of subordinated notes on March 26, 2003. The $6.2 million aggregate principal balances of the convertible and subordinated notes were at an interest rate of 4.95% per annum. The $2.7 million of convertible notes were converted in 2004 into 2.6 million shares of the Company’s common stock. The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2007. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Our financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since our inception, we have experienced substantial operating losses and negative cash flow from operations. As of December 31, 2006, we have an accumulated deficit of $285.6 million, and cash, cash equivalents and marketable securities of $4.3 million. These factors raise substantial doubt about our ability to continue as a going concern. Also, as a result of these conditions, the opinion of our Independent Registered Public Accountants on our audited financial statements for fiscal year 2006 has included an explanatory paragraph relating to “going concern.” Our ability to continue as a going concern ultimately depends on our ability to increase revenues and reduce expenses to a level that will allow us to operate profitably and sustain positive operating cash flows and/or raise additional capital.

Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. Since 2003, we have extended the historical imaging capabilities of our proprietary graphics technology to develop an advertising delivery system that specializes in deploying video and rich media advertising, and a search business that provides internet consumers a flexible graphical searching experience. The Company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its platform to internet publishers enabling them to deploy graphical sophisticated content at their websites. However, in June 2005, the Company began to enable free use of its platform (except for special purpose licenses) to facilitate growth in its search and advertising systems segments.

Viewpoint offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites.

On January 3, 2005, Viewpoint purchased all the outstanding stock of Unicast Communications Corp. (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Viewpoint’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet’s most active websites including America Online, Microsoft’s MSN, and Yahoo!. The addition of Unicast significantly accelerated the Company’s growth in its advertising systems’ segment.

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

In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. In July, 2005, we licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006. In 2006, we purchased the Fotomat trademark and internet url Fotomat.com outright from Konica-Minolta Imaging, U.S.A. Our new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

Prior to launching our Search product we principally leveraged our distributed base of VMP’s by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP’s that we used to launch our Search Toolbar business.

We provide fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2006 include America Online, Toyota Motor Services, General Electric and Honda.

Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of December 31, 2006, had an accumulated deficit of $285.6 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain selected financial information expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Statements of Operations Data
Revenues:
Advertising systems	42%	22%	2%
Search	37	37	19
Services	20	21	33
Related party services	—	4	17
Licenses	1	2	5
Related party licenses	—	14	24

Total revenues	100	100	100

Cost of revenues:
Advertising systems	24	14	1
Search	1	1	—
Services	14	14	23
Licenses	—	—	—

Total cost of revenues	39	29	24

Gross profit	61	71	76

Operating expenses:
Sales and marketing	34	20	26
Research and development	23	18	25
General and administrative	49	40	48
Depreciation	3	3	4
Amortization of intangible assets	3	2	—
Restructuring charges	1	—	(1)
Impairment of goodwill	62	31	—

Total operating expenses	175	114	102

Loss from operations	(114)	(43)	(26)
Other income (expense):
Interest and other income, net	2	1	—
Interest expense	(5)	(5)	(6)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	3	5	(29)
Loss on conversion of debt	—	—	(6)

Other income (expense)	—	1	(41)

Loss before provision for taxes	(114)	(42)	(67)
Provision for taxes	—	—	1

Net loss from continuing operations	(114)	(42)	(68)
Adjustment to net loss on disposal of discontinued operations	—	—	1

Net loss	(114)	(42)	(67)
Net loss applicable to common shareholders	(114)%	(42)%	(67)%

Critical Accounting Policies and Estimates

Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included elsewhere herein.

Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended, and Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements” as amended by SAB No. 104 “Revenue Recognition.” Accordingly, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

Viewpoint generates revenues through four sources: (a) advertising systems, (b) search advertising, (c) services, and (d) software licenses. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. The Search toolbar is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company’s products. License revenues are generated from licensing the rights to use products directly to customers. In June 2005, the Company discontinued charging customers a license fee (except for special purpose licenses requiring customization), as the Company believes that distribution of Viewpoint content and the VMP will increase Search revenue.

Viewpoint offers an online advertising campaign management and deployment product. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to grow in future quarters. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue and the cost of the media space as cost of sales.

Additionally, in March 2004 Viewpoint entered the Internet search business, by launching the Viewpoint Toolbar. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a pattern of performance basis if all other revenue recognition criteria are satisfied.

Prior to 2006, the Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. In June 2005, Viewpoint announced that for all non-

special-purpose-licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search businesses.

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

Pattern of Performance

Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on time and materials to complete a project for the customer. Revenue is recognized on a pattern of performance basis if all other revenue recognition criteria are satisfied. Those estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

Stock-Based Compensation

The Company has adopted the provisions of FAS No. 123(R), “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123(R) require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as a number of complex and subjective assumptions. These assumptions include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends. FAS 123(R) also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. A change in any single assumption could significantly increase or decrease operating expenses.

The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new or modified 2006 grants and to grants that were unvested as of the effective date.

The Company recognized $2.0 million in non-cash stock-based compensation expense for the year ended December 31, 2006.

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

Valuation of Goodwill and Intangible Assets

We assess goodwill for impairment annually unless events occur that require more frequent reviews. Long-lived assets, including amortizable intangibles, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimated fair market values of each reporting unit, based on public company comparables or discounted cash flows, are used to determine if goodwill has been impaired while undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Considerable management judgment is necessary in order to establish the value of these assets. Changes in assumptions could have a material impact on the financial statements. Assumptions used for these valuations are consistent with internal forecasts.

Management also reviews the period of amortization or depreciation of long-lived assets, including intangible assets. During this review, we re-evaluate the significant assumptions used in determining the useful lifes of long-lived assets.

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

Due to a continued decline in operating performance during the third quarter of 2006, the Company determined that the Services reporting unit experienced another impairment of its allocated Goodwill and performed the second step of the impairment test in accordance with SFAS No. 142. Using a discount rate of 16% and a revenue growth rate of 5%, the Company recognized an impairment of $10.7 million as of September 30, 2006. Also refer to financial statement footnote 6.

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

Derivatives

In December 2005, the Company issued 1.3 million warrants to purchase common stock to several investors and as issuance costs, in connection with a private placement. The Company is required to carry these warrants on its balance sheet at fair value and the unrealized changes in the value of these warrants are reflected in net loss as changes in fair values of warrants to purchase common stock. Such changes in fair value are recorded as a gain or loss within operations.

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

Financial Performance Summary

Viewpoint reported total revenue of $17.2 million for 2006, compared to $25.3 million for 2005, and $14.5 million for 2004. Gross profit for the year ended December 31, 2006 was $10.5 million, compared to $17.7 million, and $11.1 million for the twelve months ended December 31, 2005, and December 31, 2004, respectively. The decrease in gross profit in 2006 compared to 2005 was due to the expiration of a 2003 license agreement with AOL in 2005. In addition the Company experienced a $3.1 million decrease in search revenue, a 98% margin business. This was partially offset by strong growth from the ad systems product portfolio. The improvement in gross profit in 2005 compared to 2004 was due to increased revenues from the higher margin search and ad systems products, of $6.7 million and $5.1 million, respectively.

Operating loss for the year ended December 31, 2006 was $19.6 million compared to $10.8 million and $3.9 million for the years ended December 31, 2005 and 2004, respectively. The increased operating loss in 2006 was attributable primarily to the $7.2 million decrease in gross margin and a goodwill impairment increase of $2.9 million associated with the services unit resulting from further decreased performance of that unit in the third quarter of 2006. The increased operating loss in 2005 compared to 2004 was attributable primarily to the $7.8 million goodwill impairment in 2005. The Company also recognized an additional $1.5 million in non-cash stock based compensation charges in 2005 compared to 2004.

The Company recognized a net loss of $19.7 million, or $(0.30) per share in 2006, compared to a net loss of $10.6 million, or $(0.18) per share in 2005, and $9.7 million, or $(0.18) per share in 2004.

The Company had cash, cash equivalents and marketable securities of $4.3 million at December 31, 2006. During the year ended December 31, 2006, net cash used in operations amounted to $5.8 million. As of December 31, 2006, the Company had an accumulated deficit of $285.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved, or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. All these factors raise substantial doubt about the Company’s ability to continue as a going concern and may materially and adversely affect our stock price.

Based on the above factors our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

Revenues

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Advertising systems	$7,252	33%	$5,448	1,686%	$305
Search	6,307	(33)	9,424	249	2,698
Services	3,470	(34)	5,269	9	4,822
Related party services	—	(100)	1,057	(57)	2,468
Licenses	148	(76)	608	(14)	704
Related party licenses	—	(100)	3,490	(1)	3,535

Total revenues	$17,177	(32)%	$25,296	74%	$14,532

Viewpoint offers an online advertising campaign management and deployment product. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company expects revenues from advertising systems to grow in future quarters. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and re-sells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

Additionally, in March 2004 Viewpoint entered the internet search business, by launching the Viewpoint Toolbar. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project for the customer including an acceptable profit margin. Revenue is recognized on a pattern of performance basis if all other revenue recognition criteria are satisfied.

Prior to 2006, the Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. In June 2005, Viewpoint announced that for all non-special-purpose-licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search businesses.

During October 2003, the Company entered into an amended license agreement with America Online, Inc. (“AOL”) which provided for payments by AOL of $10.0 million which were received in the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized revenue from this agreement ratably as license and services revenue through December 2005, which represents the duration of the Company’s obligation for post-contract support of the source code element, including quarterly upgrades and maintenance requirements. Approximately $0.9 million was recognized each quarter of 2005 as related party license revenue and $0.2 million as related party services revenue.

Advertising systems revenues were $7.3 million in 2006 compared to $5.4 million in 2005. The increase in revenues was due to the increased investment in the sales and marketing and research and development of the advertising system products, as well as the industry trend of transferring more advertising spend from traditional media to the internet. The Company expects this increased investment and online advertising industry growth to continue in 2007.

Search revenues were $6.3 million for the year ended December 31, 2006 compared to $9.4 million for 2005. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Viewpoint. The Company had installed 21.4 million Viewpoint Toolbars through December 31, 2005, 22.6 million through March 31, 2006, 23.9 through June 30, 2006, 25.3 million through September 30, 2006 and 26.6 million through December 31, 2006. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2006, 13.4 million users who had accepted the installation of the Toolbar had later uninstalled it. The Company experienced a decrease in installations as well as a decrease in the cost per click of the installed toolbars in 2006. If the Company is unable to increase installation or the cost per click, search revenue will continue to decline in 2007.

Service revenues of $3.5 million decreased $1.8 million or 34% compared to $5.3 million in 2005. The Company experienced a decline in revenue from the automotive sector and slower growth in revenue from the development of creative products and activities. The decrease in service revenues in 2006 triggered goodwill impairment in this segment. The Company expects revenues in this segment to increase in 2007, though not to the levels of 2005.

The Company did not recognize related party service revenues in 2006 compared to $1.1 million for 2005. The decrease is the result of the change in related party status of AOL who had a representative on the Company’s Board of Directors until December 31, 2003. Agreements for services executed prior to that date have been accounted for as related party revenue.

License revenues were minimal in 2006 resulting from the Company discontinuing the practice of charging customers a license fee for using the Viewpoint Media Player. License revenues of $0.6 million in 2005 decreased slightly compared to the year ended December 31, 2004. Revenues in this product line principally represented the amortization of 12 month licenses sold in prior periods. The Company discontinued the practice of charging customers a license fee in June 2005. Currently, the Company only charges for special purpose licenses that require customization.

The Company did not recognize related party license revenue in 2006 as the related party license revenues from 2005 and 2004 were attributable to a 27 month agreement with AOL that was executed in October 2003 and expired in December 2005.

Cost of revenues

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Advertising systems	$4,176	12%	$3,721	2,542%	$132
Search	154	(11)	173	284	45
Services	2,337	(36)	3,658	6	3,270
Licenses	8	(33)	12	100	6

Total cost of revenues	$6,675	(12)%	$7,564	107%	$3,453
Percentage of total revenues	39%		29%		24%

Cost of revenues from advertising systems was $4.2 million for the year ended December 31, 2006 compared to $3.7 million and $0.1 million in 2005 and 2004, respectively. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. As advertising system revenue increases, expenses for bandwidth will also increase, however, the Company believes that costs as a percentage of revenue will decrease since it expects to receive improved pricing efficiencies for hosting and delivery services.

The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results have been minimal, and the Company believes these costs will stay consistent.

Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services was $2.3 million for the year ended December 31, 2006 compared to $3.7 million in 2005. The decrease in cost of revenue for services was due to a decrease in third party services work associated with the $2.9 million decrease in total services revenue. The Company believes that the costs for services as a percentage of revenue will remain fairly constant in 2007.

Cost of revenues for services was $3.7 million for the year ended December 31, 2005 compared to $3.3 million in 2004. The increase in expense was primarily due to an increase in salaries of $0.3 million. Services expenses as a percentage of services revenues increased from 45% of revenues in 2004 to 58% in 2005. The increase was principally due to a reduction in higher margin maintenance revenues in 2005 as compared to 2004.

Sales and marketing

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Sales and Marketing	$5,892	15%	$5,115	37%	$3,732
Percentage of total revenues	34%		20%		26%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

Sales and marketing expenses of $5.9 million for the year ended December 31, 2006 increased by $0.8 million or 15% compared to the same period last year. The increase was principally due to an increase in personnel costs in sales and marketing reflecting an increased focus by the Company in this area. The Company believes that sales and marketing expenses will remain constant in 2007

Sales and marketing expenses increased by $1.4 million, or 37%, for the year ended December 31, 2005 compared to the same period in 2004. The increase was principally due to an increase in personnel costs in sales and marketing associated with the Unicast acquisition. Personnel costs including commissions increased by $1.2 million, in addition to ad systems marketing costs which increased by $0.2 million. This was offset by a decrease in search marketing costs of $0.3 million related to the launch of the search business in the first quarter of 2004.

Research and development

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Research and development	$3,919	(13)%	$4,479	31%	$3,432
Percentage of total revenues	23%		18%		25%

Research and development expenses consist primarily of salaries and benefits for software developers, and contracted development related to the Company’s product development efforts. The Company expenses as incurred research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software during the application development stage. The Company expenses costs incurred during preliminary project assessment.

The Company’s research and development efforts are primarily directed at creating new technology in an effort to improve the overall quality of Viewpoint’s products: the Viewpoint Media Player and Enliven, its proprietary software tools for creating digital content; advertising systems products; and the Viewpoint Toolbar.

Research and development expenses decreased by $0.6 million, or 13%, for the year ended December 31, 2006 compared to the same period in 2005. The change resulted directly from a decrease in salaries, severance, and overtime. The decrease in 2006 came after the development of a number of key features in 2005. The Company is staying focused on monetizing these features in 2007 and beyond.

Research and development expenses increased by $1.0 million, or 31%, for the year ended December 31, 2005 compared to the same period in 2004. The most significant change resulted from salaries which increased by $0.9 million associated with employees added as a result of the Unicast acquisition. In addition, the Company’s research and development team created a new advertising platform used to host the ad serving business.

General and administrative

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
General and Administrative	$8,466	(16)%	$10,054	39%	$7,220
Percentage of total revenues	49%		40%		48%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

General and administrative expenses decreased by $1.6 million, or 16%, for the year ended December 31, 2006 compared to the same period last year. The decrease in general and administrative expenses was due to a decrease in salaries, severance and overtime of $0.7 million

General and administrative expenses increased by $2.8 million, or 39%, for the year ended December 31, 2005 compared to the same period in 2004. Non-cash stock based compensation increased by $1.5 million related to charges taken on extending the options for former officers who left the Company during 2005. Salary, bonus and fringe benefit costs increased by $0.7 million due primarily to new employees associated with the Unicast acquisition and reclassifications of certain employees to this department. Bad debt expense increased $0.1 million principally due to receipt of a payment in 2004 from customers who had an account that was written off by the Company in 2003, in addition to increased receivable balances related to the ad systems business increasing the Company’s overall reserve balance.

Depreciation

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Depreciation	$466	(28)%	$645	(2)%	$657
Percentage of total revenues	3%		3%		5%

Depreciation expense decreased by $0.2 million or 28% in 2006 compared to 2005 due to a reduction in depreciable equipment used in our Company stemming from our 2006 restructuring and the retirement of equipment at the conclusion of its useful life. Depreciation expense remained relatively constant in 2005 compared to 2004.

Amortization of intangible assets

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Amortization of intangible assets	$570	16%	$491	2,788%	$17
Percentage of total revenues	3%		2%		0%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition, which amounted to $0.6 million. Intangible assets, excluding Goodwill, included trademarks, acquired technology and website partner relationships. Viewpoint will be amortizing these values over the useful lives which range from 3 to 10 years.

Restructuring charges

	2006	% Change		2005	% Change	2004
	(Dollars in thousands)
Restructuring charges	$92	N/A	%	$—	(100)%	$(106)
Percentage of total revenues	1%			—%		(1)%

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

Impairment of goodwill and other intangible assets

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$10,655	37%	$7,778	N/A	$—
Percentage of total revenues	62%		31%		—%

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

During the Company’s annual goodwill impairment review in 2005, the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, the Services segment had experienced an impairment of its allocated Goodwill at December 31, 2005. The Company then performed the second step of the impairment test in accordance with SFAS No. 142. Following the completion of that step the Company recorded an impairment expense of $7.8 million. See Note 6 of the consolidated financial statements.

Interest and other income

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Interest and other income, net	$332	153%	$131	118%	$60
Percentage of total revenues	2%		1%		—%

Interest and other income primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other income increased by $0.2 million or 153%, in 2006 compared to 2005, and increased by $0.1 million or 118%, in 2005 compared to 2004 based on the change in average cash, cash equivalents and marketable securities balances as well as the change in interest rates.

Interest expense

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Interest expense	$(926)	(21)%	$(1,178)	26%	$(936)
Percentage of total revenues	(5)%		(5)%		(6)

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding Unicast and subordinated notes.

In 2005, as a result of the Unicast acquisition, the Company assumed $2.8 million of debt, which caused the increase in interest expense for the year. The debt includes $1.0 million of unsecured debt bearing an interest rate of 5% per annum that matures in 2011, and a $1.8 million five year term loan maturing in 2011 with an interest rate of 5% per annum.

The Company issued convertible notes with a principal balance of $7.0 million on December 31, 2002, then subsequently redeemed $3.3 million of the notes at par, exchanged $1.0 million of the notes for common stock and exchanged $2.7 million of the notes for new notes on March 25, 2003. Additionally, the Company issued $3.5 million of subordinated notes on March 26, 2003. The $6.2 million aggregate principal balances of the convertible and subordinated notes were at an interest rate of 4.95% per annum.

The $2.7 million of convertible notes were converted in 2004 into 2.6 million shares of the Company’s common stock. The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008.

In March 2007, the Company and the holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009 and waive the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Viewpoint of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principle of the note.

Changes in fair value of warrants to purchase common stock and conversion options of convertible notes

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes gain/(loss)	$515	(57)%	$1,204	(129)%	$(4,180)
Percentage of total revenues	3%		5%		(29)%

Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded a gain of $0.5 million in 2006 and $1.2 million in 2005 based on the changes in fair values of the outstanding warrants to purchase common stock due to the decrease in the value of the Company’s common stock. In 2004, the

Company recognized a loss of $4.2 million based on the changes in fair value of the conversion options of the convertible notes of $3.0 million and warrants to purchase common stock of $1.2 million. Gains and losses are calculated based upon changes in the Company’s common stock value and the number of common stock equivalents that the associated financial instruments may be settled in.

The expenses in this area in 2007 will be driven by changes in the Company’s common stock price that is beyond the control of the Company. This account will experience an increase in expense if the Company’s stock price increases.

Loss on conversion of debt

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Loss on conversion of debt	$—	N/A	$—	N/A	$(810)
Percentage of total revenues	—%		—%		(6)%

During 2004, $2.7 million of convertible debt converted into 2.6 million shares of common stock (see Notes 2 and 8 to the financial statements.) In connection with the conversion, the Company incurred a loss of $0.8 million which represented the write-off of unamortized deferred financing cost and debt discount at the time of the conversion.

Adjustment to net loss on disposal of discontinued operations, net of tax

	2006	% Change	2005	% Change	2004
	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	(100)%	$145	12%	$129
Percentage of total revenues	—%		1%		1%

In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

The Company did not record an adjustment to net loss on disposal of discontinued operations, net of tax, in 2006. During the years ended December 31, 2005, and 2004, the Company recorded an adjustment to net loss on disposal of discontinued operations, net of tax, of $0.1 million and $0.1 million respectively, as a result of changes in estimates related to accounts receivable and liabilities of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating and do not believe the adoption of FIN 48 will materially impact our consolidated financial statements.

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

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115 (" FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We do not believe that the adoption of the provisions of FAS 159 will materially impact our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and marketable securities of $4.3 million at December 31, 2006. During the year ended December 31, 2006, net cash used in operations amounted to $5.8 million. As of December 31, 2006, the Company had an accumulated deficit of $285.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved, or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. All these factors raise substantial doubt about the Company’s ability to continue as a going concern and may materially and adversely affect our stock price.

Based on the above factors our independent registered public accountants have included an explanatory paragraph in their report for our fiscal year ended December 31, 2006 with respect to our ability to continue as a going concern.

Cash, cash equivalents, and marketable securities totaled $4.3 million at December 31, 2006, as compared to $9.1 million at December 31, 2005 and $8.7 million at December 31, 2004. There were no off-balance sheet arrangements for the periods presented.

	2006	2005	2004
Cash used in operating activities	$(5,802)	$(5,958)	$(9,656)
Cash provided by (used in) investing activities	1,886	(657)	(1,813)
Cash provided by financing activities	1,633	7,245	9,242

Operating activities

In 2006, cash used in operating activities was $5.8 million, remaining relatively constant compared to 2005. The difference in the use of cash was caused by the increase in net loss of $9.1 million offset by $4.6 million in related party deferred revenue which was recognized as revenue in 2005 and an additional $2.9 million in impairment expense. The $4.6 million related party deferred revenue represented cash received in 2003 relating to the 2003 AOL agreement.

In 2005, cash used in operating activities was $6.0 million, a decrease of $3.7 million from 2004. The decrease in use of cash was caused by a net increase in search revenue. The Company had a net loss of

$10.6 million including a non-cash impairment charge of $7.8 million, as compared to a net loss of $9.7 million in 2004 with no impairment charge.

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

Investing activities

In 2006, cash provided by investing activities was $1.9 million, attributable to net proceeds from the sale and maturity of marketable securities of $2.6 million, offset by capital expenditures for fixed assets and patents and trademarks of $0.7 million.

In 2005, cash used by investing activities was $0.7 million, attributable to capital expenditures of $0.4 million, and $0.5 million related to the acquisition of Unicast, offset by net proceeds from short- term marketable securities of $0.2 million.

In 2004, cash used by investing activities was $1.8 million, primarily due to net purchases of short-term marketable securities of $1.4 million. Capital expenditures were $0.4 million.

Financing activities

In 2006, net cash provided by financing activities was $1.6 million, caused primarily by $2.4 million in proceeds from the exercise of stock options, offset by repayment of notes outstanding of $0.8 million.

In 2005, net cash provided by financing activities was $7.2 million, caused primarily by the private placements in the second and fourth quarters amounting to $6.8 million net of issuance costs.

In 2004, net cash provided by financing activities was $9.2 million. This resulted from the issuance of 1.5 million shares of common stock to an institutional investor, who had previously purchased Convertible Notes (“Convertible Notes”) on March 17, 2004 for $3.7 million and the issuance of 1.9 million shares of common stock to a private investor in December 2004 for $5.0 million. Proceeds from the exercise of stock options totaled $0.6 million.

Long-Term Debt

The Company issued convertible notes with a principal balance of $7.0 million on December 31, 2002, then subsequently redeemed $3.3 million of the notes at par, exchanged $1.0 million of the notes for common stock and exchanged $2.7 million of the notes for new notes on March 25, 2003. Additionally, the Company issued $3.5 million of subordinated notes on March 26, 2003. The $6.2 million aggregate principal balances of the convertible and subordinated notes were at an interest rate of 4.95% per annum.

The $2.7 million of convertible notes were converted in 2004 into 2.6 million shares of the Company’s common stock. The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008.

In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Viewpoint of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principle of the note. In addition, the amended note also extended the aforementioned de-listing covenant until December 31, 2008.

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

In October 2003, the Company entered into an amended license agreement with AOL which provided for payments by AOL of $10.0 million. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized revenue from this agreement ratably through December 31, 2005, which represented the duration of the Company’s obligation for post-contract customer support including quarterly upgrades and maintenance requirements.

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

As of December 31, 2006, the Company had cash commitments totaling approximately $9.1 million through 2011, related to long-term convertible notes, employee agreements, future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-Term Debt Obligations (A)	$3,050	$—	$3,050	$—	$—
Operating Lease Obligations	2,762	1,016	1,656	90	—
Interest Payments on Long-Term Debt Obligations	428	223	124	81	—
Unicast Debt Obligations (B)	2,426	318	700	1,408	—
Purchase Obligations	457	457	—	—	—

Total	$9,123	$2,014	$5,530	$1,579	$—

(A)

Amounts disclosed within the Company’s balance sheet represent the discounted value as of December 31, 2006. The Company is accreting the note to its face value using the interest method. As of December 31, 2006, the discount on the debt totaled $0.6 million.

(B)

Amounts disclosed within the Company’s balance sheet represent the discounted value as of December 31, 2006. The Company is accreting the note to its face value using the interest method. As of December 31, 2006, the discount on the debt totaled $0.5 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. The Company has no derivative financial instruments other than warrants to purchase its own common stock as of December 31, 2006. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

1. Index to Financial Statements

The following financial statements are filed as part of this Report:

Page
2. Index to Financial Statement Schedule
Schedule
Schedule II—Valuation and Qualifying Accounts	75

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Viewpoint Corporation

We have completed integrated audits of Viewpoint Corporation’s 2006, 2005, and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Viewpoint Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of FAS No. 123(R), “Share-Based Payment” on January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred negative cash flow from operations and net losses since inception and has limited capital to fund future operations that raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustment that might result from this uncertainty.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 16, 2007

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,154	$6,437
Marketable securities	113	2,674
Accounts receivable, net of reserve of $230 and $419, respectively	3,037	4,336
Related party accounts receivable	—	6
Prepaid expenses and other current assets	543	510

Total current assets.	7,847	13,963
Restricted cash	190	182
Property and equipment, net	1,023	1,218
Goodwill	14,882	25,537
Intangible assets, net	3,689	4,131
Other assets	56	105

Total assets	$27,687	$45,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,660	$2,834
Accrued expenses	401	635
Deferred revenues	70	178
Related party deferred revenues	—	29
Current portion of notes payable	389	814
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	3,296	5,266
Deferred rent	232	334
Warrants to purchase common stock	467	982
Subordinated notes-related party	2,456	2,090
Unicast notes	1,541	1,582

Total liabilities	7,992	10,254

Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value; 150,000 shares authorized—67,830 shares issued and 67,670 shares outstanding at December 31, 2006, and 64,849 shares issued and 64,689 shares outstanding at December 31, 2005	68	65
Paid-in capital	306,214	301,769
Deferred compensation	—	(3)
Treasury stock at cost; 160 at December 31, 2006 and 2005	(1,015)	(1,015)
Accumulated other comprehensive income (loss)	14	(63)
Accumulated deficit	(285,586)	(265,871)

Total stockholders’ equity	19,695	34,882

Total liabilities and stockholders’ equity	$27,687	$45,136

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Advertising systems	$7,252	$5,448	$305
Search	6,307	9,424	2,698
Services	3,470	5,269	4,822
Related party services	—	1,057	2,468
Licenses	148	608	704
Related party licenses	—	3,490	3,535

Total revenues	17,177	25,296	14,532

Cost of Revenues:
Advertising systems	4,176	3,721	132
Search	154	173	45
Services	2,337	3,658	3,270
Licenses	8	12	6

Total cost of revenues	6,675	7,564	3,453

Gross profit	10,502	17,732	11,079

Operating expenses:
Sales and marketing	5,892	5,115	3,732
Research and development	3,919	4,479	3,432
General and administrative	8,466	10,054	7,220
Depreciation	466	645	657
Amortization of intangible assets	570	491	17
Restructuring charges	92	—	(106)
Impairment of goodwill	10,655	7,778	—

Total operating expenses	30,060	28,562	14,952

Loss from operations	(19,558)	(10,830)	(3,873)

Other income (expense)
Interest and other income	332	131	60
Interest expense	(926)	(1,178)	(936)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	515	1,204	(4,180)
Loss on conversion of debt	—	—	(810)

Total other income (expense)	(79)	157	(5,866)

Loss before provision for taxes	(19,637)	(10,673)	(9,739)
Provision for taxes	78	64	90

Net loss from continuing operations	(19,715)	(10,737)	(9,829)
Adjustment to net loss on disposal of discontinued operations	—	145	129

Net loss	$(19,715)	$(10,592)	$(9,700)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.30)	$(0.18)	$(0.18)
Net income (loss) per common share from discontinued operations	—	—	—

Net loss per common share	$(0.30)	$(0.18)	$(0.18)

Weighted average number of shares outstanding—basic and diluted	66,610	58,631	52,955

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	Common Stock		Paid-in Capital	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Balances at December 31, 2003	49,965	$50	$274,351	$(275)	(160)	$(1,015)	$(65)	$(245,579)	$27,467
Issuance of common stock upon the exercise of stock options	716	1	581		—	—	—	—	582
Issuance of common stock, net of issuance cost of $15	3,387	3	8,657		—	—	—	—	8,660
Issuance of common stock upon conversion of debt	2,636	3	6,611		—	—	—	—	6,614
Cancellation of common stock option awards			(18)	18
Issuance of common stock option awards	—	—	59	—	—	—	—		59
Amortization of deferred compensation	—	—		252	—	—	—	—	252
Issuance of common stock for interest expense	—	—	19		—	—			19
Translation adjustment	—	—	—		—	—	5	—	5	$5
Net loss	—	—	—		—	—	—	(9,700)	(9,700)	(9,700)

Balances at December 31, 2004	56,704	57	290,260	(5)	(160)	(1,015)	(60)	(255,279)	33,958	$(9,695)

Issuance of common stock upon the exercise of stock options	670	1	517		—	—	—	—	518
Issuance of common stock related to acquisition of Unicast	1,085	1	2,966		—	—	—	—	2,967
Issuance of common stock to related party net of issuance cost of $68	1,290	1	1,931		—	—	—	—	1,932
Capital contribution resulting from restructuring of notes payable.	—	—	458		—	—	—	—	458
Issuance of common stock, net of issuance cost of 336	5,100	5	3,858		—	—	—	—	3,863
Amortization of deferred compensation	—	—		2	—	—	—	—	2
Stock compensation related to modification of stock options	—	—	1,779		—	—	—	—	1,779
Unrealized gain on investments	—	—	—		—	—	(6)	—	(6)	$(6)
Translation adjustment	—	—	—		—	—	3	—	3	3
Net (loss)	—	—	—		—	—	—	(10,592)	(10,592)	(10,592)

Balances at December 31, 2005	64,849	65	301,769	(3)	(160)	(1,015)	(63)	(265,871)	34,882	$(10,595)

Issuance of common stock upon the exercise of stock options	2,981	3	2,404		—	—	—	—	2,407
Reclassification in connection with adoption of FAS 123(R) “Share Based Payment”	—	—	(3)	3	—	—	—	—
Stock-based compensation	—	—	2,044		—	—	—	—	2,044
Unrealized gain on investments	—	—	—		—	—	21	—	21	$21
Translation adjustment	—	—	—		—	—	56	—	56	56
Net (loss)	—	—	—		—	—	—	(19,715)	(19,715)	(19,715)

Balances at December 31, 2006	67,830	$68	$306,214	$—	(160)	$(1,015)	$14	$(285,586)	$19,695	$(19,638)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(19,715)	$(10,592)	$(9,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	2,044	1,781	312
Restructuring charges	—	—	(106)
Impairment of goodwill and other intangible assets	10,655	7,778	—
Depreciation and amortization	1,242	1,548	870
Provision for bad debt	24	78	(33)
Interest expense paid using common stock	—	—	18
Loss on sale and disposal of equipment	—	—	31
Changes in fair values of warrants to purchase common stock and conversion feature of convertible debt	(515)	(1,204)	4,180
Amortization of debt discount and issuance costs	690	996	656
Loss on conversion of debt			810
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,296	223	(1,900)
Related party accounts receivable	6	20	888
Prepaid expenses	—	(17)	235
Accounts payable	(1,092)	(707)	(95)
Accrued expenses	(336)	(1,031)	(779)
Deferred revenues	(108)	(253)	8
Related party deferred revenues	(29)	(4,578)	(5,051)
Other	36	—	—

Net cash used in operating activities	(5,802)	(5,958)	(9,656)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	12,153	10,290	5,350
Purchases of marketable securities	(9,572)	(10,112)	(6,752)
Net (increase)/decrease in restricted cash	(8)	138	68
Purchases of property and equipment	(450)	(389)	(418)
Purchases of patents and trademarks	(237)	(72)	(61)
Acquisition of Unicast	—	(512)	—

Net cash provided (used) by investing activities	1,886	(657)	(1,813)

Cash flows from financing activities:
Proceeds from issuance of common stock net of issuance costs	—	6,789	8,660
Repayment of subordinate notes	(450)	—	—
Repayment of Unicast debt	(324)	—	—
Payment of issuance costs on convertible notes	—	(61)	—
Proceeds from exercise of stock options	2,407	517	582

Net cash provided by financing activities	1,633	7,245	9,242

Effect of exchange rates changes on cash	0	3	(1)

Net increase (decrease) in cash and cash equivalents	(2,283)	633	(2,228)
Cash and cash equivalents at beginning of year	6,437	5,804	8,032

Cash and cash equivalents at end of year	$4,154	$6,437	$5,804

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$78	$64	$89
Cash paid during the year for interest	237	226	169
Net assets acquired in Unicast acquisition
Accounts receivable, net	—	2,056	—
Prepaids	—	7	—
Other assets	—	22	—
Fixed assets	—	128	—
Goodwill and intangible assets	—	6,547	—
Accounts payable and accrued expenses	—	(3,578)	—
Unicast Debt	—	(1,702)	—
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Unicast acquisition
Common stock	—	(1)	—
APIC	—	(2,967)	—
Unrealized gain (loss) on marketable securities	21	(6)	(1)
Stock issuance costs accrued and not yet paid	—	25	—
Capital contribution resulting from restructuring of note payable	—	458	—
Issuance of warrants in conjunction with stock issuance	—	901	—
Issuance of common stock for convertible notes	—	—	2,700
Acquisitions costs accrued and not yet paid	—	—	50
Purchase of property and equipment accrued and not yet paid	3	85	86

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Overview. The accompanying consolidated financial statements of Viewpoint Corporation (“Viewporint” or the “Company”) have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in more detail in Note 2, since inception, Viewpoint has experienced substantial operating losses and negative cash flow from operations. As of December 31, 2006, Viewpoint had an accumulated deficit of $285.6 million, and cash, cash equivalents and marketable securities of $4.3 million. All the above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is ultimately dependent on its ability to increase sales and reduce expenses to a level that will allow it to operate profitably and sustain positive operating cash flows and/or raise additional capital. However, there can be no assurance that these sources will provide sufficient cash inflows to enable the Company to continue as a going concern.

Viewpoint is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction.

Viewpoint offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites.

On January 3, 2005 Viewpoint purchased all the outstanding stock of Unicast Corporation (“Unicast”), a leader in the delivery of interstitial and superstitial video internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Viewpoint’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the internet’s most active websites including Microsoft’s MSN, Yahoo! and America Online. The addition of Unicast significantly accelerated the Company’s growth in its advertising systems segment.

In 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar” and executed a search advertising agreement with Yahoo!, which was amended in 2006. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the exclusive rights to display search results to the Viewpoint Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Viewpoint Toolbar. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

In July 2005, we launched version 3.0 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or get printed copies of the photographs for a fee. During October 2005, we released version 3.5 of the Viewpoint Toolbar and re-named it the Fotomat Toolbar. Prior to November 2006, the Company licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data. In November 2006, we

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchased the trademark and internet url and capitalized approximately $0.1 million which will be amortized over 3 years. Our new Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

Viewpoint also provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. The professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. Viewpoint provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2006 include America Online, Toyota Motor Services, General Electric and Sony.

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

Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation (See Note 6).

Liquidity

The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash, cash equivalents and marketable securities of $4.3 million at December 31, 2006. During the year ended December 31, 2006, net cash used in operations amounted to $5.8 million. As of December 31, 2006, the Company had an accumulated deficit of $285.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company currently has no

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment for additional financing and may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint. Without improving operating results through increasing revenues, reducing expenses and/or raising additional capital, future operations will need to be discontinued. All these factors raise substantial doubt about the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impact the following transactions or account balances: stock compensation, revenue, receivables, liabilities, warrants, goodwill, and intangible and fixed assets.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of outstanding shares common stock. Diluted per share data is computed using the weighted average number of outstanding shares of common stock increased by the weighted average of dilutive common stock equivalent shares using the treasury stock method. Dilutive per share data has been omitted since such amounts are anti-dilutive. Common equivalent shares related to stock options and warrants totaling 5.2 million, 9.3 million and 7.7 million for each of the three years in the period ended December 31, 2006, respectively.

Common Stock Issuance

In 2004, the Company sold 3.4 million shares of common stock for $8.7 million and converted $2.7 million of convertible debt into 2.6 million shares of common stock (also see Note 8). In connection with conversion of debt, the Company incurred a loss on conversion of $0.8 million and the $3.1 million liability which represented the fair value of the conversion option was reclassified to paid-in capital (also see Note 2 Derivatives).

In July 2005, the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company’s subordinated debt for aggregate gross proceeds of $2.0 million.

In December 2005, the Company sold 5.1 million shares of common stock and warrants (“2005 Warrants”) in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, as compensation to the underwriter of this private placement the Company issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs. As discussed in more detail below, for financial reporting purposes, the terms and provisions of the warrants require that the Company record the fair value of the warrant as a liability at the time of issuance in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedge Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settles in, a Company’s Own Stock.” At each balance sheet date subsequent to issuance, the carrying value of warrants are adjusted to the then current fair value using the Black-Scholes Method and any changes in fair value of the warrant are included within operating results.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rights Plan

In July 1998, the Board of Directors adopted a stockholder rights plan, which was amended in June, 1999 and further amended in November, 2000. The stockholder rights plan, as amended, provides for the issuance to the holders of the Company’s common stock one preferred stock purchase right (the “Rights”) for each share of common stock they hold. The Rights have certain anti-takeover effects and are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company in a manner or on terms not approved by the Board of Directors.

The Rights will expire on August 13, 2008, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock at an exercise price of $38.00. The Rights are not separately traded and become exercisable only in the event that (i) a person or group of persons acquires 15% or more (17.5% or more for Computer Associates International, Inc., pursuant to the November, 2000 amendment) (an “Acquiror”) of the Company’s outstanding common stock or (ii) a person or group of persons commences or announces a tender offer or exchange offer that will result in such person or group of persons owning such percentage of the Company’s outstanding common stock, in each case, on terms not approved by the Board of Directors.

Upon any person or group acquiring 15% or more of the Company’s outstanding common stock (17.5% with respect to Computer Associates International, Inc.), each Right will entitle its holder (other than the Rights beneficially owned by the Acquiror which will be void) to buy shares of the Company’s common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each Right. The Board of Directors may redeem the Rights at any time prior to their becoming exercisable.

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

Restricted Cash

Included in restricted cash at December 31, 2006 and 2005 was $0.2 million and $0.2 million, respectively, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company’s New York facility.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets

All remaining and future acquired goodwill are subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach in order to estimate the reporting unit’s enterprise value. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market comparables or discounted cash flow using a discount rate, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. In determining fair value of the reportable units and the impairment amount, we consider estimates and judgments that affect the future cash flow projections as well as comparable companies. Actual results may differ from these estimates under different assumptions or conditions.

All other intangible assets continue to be amortized over their estimated useful lives and are assessed for impairment under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Stock-Based Compensation

The Company has adopted the provisions of FAS No. 123(R), “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123(R) require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a number of complex and subjective assumptions. These assumptions include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends. FAS 123(R) also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. A change in any single assumption could significantly increase or decrease operating expenses. For various reasons, including the expectations that additional stock options will be granted, historical stock-based compensation may not be a good indicator of future results.

The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply to new or modified 2006 grants and to grants that were unvested as of the effective date.

The Company estimated the expected term of options granted in accordance with the Staff Accounting Bulletin (“SAB”) 107. The Company estimated the volatility of the Company’s common stock by using the historical volatility of the Company’s common stock over the expected term. The Company based the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. All stock- based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are the vesting periods.

In September 2006, the Company issued retention options to certain employees within the Company, that vest after three years. The options were valued using the same assumptions in the above table, but due to their three year cliff vesting, the Company estimated a forfeiture rate against those options of 64% based on the history of the employment term.

The adoption of FAS 123(R) had a material impact on our 2006 consolidated results of operations. The table below summarizes the assumptions used to determine the fair value of stock-based awards using the Black-Scholes option pricing model:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.67–5.07%	4.40%	3.41%
Dividend yield	—	—	—
Volatility factor	1.32–1.35	1.00	1.00
Weighted average expected life in years	4.52–4.70	2.4	4.3

The following summarizes the weighted average fair value of options granted during the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Weighted average fair value	$1.41	$1.91	$1.84

The Company’s pro forma net loss and net loss per common share had the Company adopted FAS No. 123 “Accounting for Stock-Based Compensation” are below (in thousands, except per share amounts). The estimated fair value of the Company’s options is amortized to expense over the options’ vesting period. Pro-forma data for 2006 has been intentionally omitted as the Company adopted FAS No. 123(R) in 2006:

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004
Net Loss	$(10,592)	$(9,700)
Add: Stock-based employee expense included in reported net loss	1,781	311
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,159)	(3,143)

Pro form—net loss	$(12,970)	$(12,532)

Basic and diluted net loss per share-as reported	$(0.18)	$(0.18)
Basic and diluted net loss per share-pro forma	$(0.22)	$(0.24)
Weighted average number of shares outstanding—basic and diluted	58,631	52,955

The Company currently has outstanding performance awards with a fair value of $0.1 million which will vest if certain operating performance is achieved by December 31, 2007. The Company will recognize the estimated compensation cost of performance awards, net of estimated forfeitures, when it becomes probable that the performance criteria will be met. Management’s current estimate is that these awards will not vest and accordingly no provision has been made in the accompanying financial statements.

As of December 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was $4.1 million (excluding performance based awards noted above), which is expected to be recognized over a weighted average period of approximately 2.4 years.

Share-based compensation expense recognized during the year ended December 31, 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006 as the Company elected the modified prospective method pursuant to the provisions of SFAS 123R, and (2) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123(R).

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

On June 30, 2005, upon termination of an executive officer, a prior modification to the executive’s options was determined to be beneficial to the executive. In accordance with FIN 44, on that date, the Company recorded a non-cash compensation charge of $0.6 million. In addition, on June 30, 2005, another employee became a consultant of the Company. As the option plan allowed for this transfer in duties, no modification expense was recognized, but the Company began to account for the options outstanding at fair market value in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” and recognized a compensation expense of $0.1million.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Viewpoint generates revenues through four sources: (a) advertising systems, (b) search advertising, (c) services, and (d) software licenses. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Search Advertising revenue is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Viewpoint Toolbar. Service revenues are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers that license the Company’s products. License revenues are generated from licensing the rights to use products directly to customers.

Viewpoint offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

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

Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on time and materials to complete a project for the customer. Revenue is recognized on a pattern of performance basis if all other revenue recognition criteria are satisfied. Those estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

On June 14, 2005, Viewpoint announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. Software license revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Viewpoint format. Fees from licenses sold together with fee-based professional services were generally recognized as revenue upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The pattern of performance method was used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist. For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of VSOE in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately.

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

Concentration of Risk

The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents, marketable securities, accounts receivable, and restricted cash. Credit risk is managed by limiting the amount of marketable securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The Company at times maintained balances with various financial institutions in excess of the federally insured limits.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Carrying amounts of financial instruments held by the Company, which include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, long-term debt, and accrued expenses, approximate fair value.

Derivatives

The Company issued convertible notes and warrants which would require Viewpoint to issue shares of common stock upon conversion of the notes or exercise of the warrants. The Company accounts for the fair values of the outstanding warrants to purchase common stock and the conversion options of its convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and ETIF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” which requires the Company to bifurcate and separately account for the conversion option and warrants as derivatives contained in the Company’s convertible notes. The Company is required to carry these derivatives on its balance sheet as a liability at fair value and the changes in the value from period-to-period are reflected in operating results as changes in fair values of warrants to purchase common stock and conversion options of convertible notes. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. In 2004, the convertible notes were converted into common stock. As of December 31, 2006, the only outstanding derivative is the 2005 Warrants which have a current value of approximately $.5 million. For the years ended December 31, 2006, 2005 and 2004, the Company recognized within operating results the change in fair value of the conversion option and the warrants which was a benefit of $.5 million and $1.2 million in 2006 and 2005 respectively and a detriment of $4.2 million in 2004.

The Company determines the value of the warrants by using the Black Scholes Method using the actual term of the warrants, and assumptions that are consistent with the Black Scholes option-pricing model.

Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), which includes foreign exchange translation adjustments and unrealized gains and losses on marketable securities, are reported net of their related tax effect, to arrive at comprehensive income (loss).

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not, of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect, if any, of the change in accounting principle

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as an adjustment to opening retained earnings. We are currently evaluating and do not believe the adoption of FIN 48 will materially impact our consolidated financial statements.

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

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We do not believe that the adoption of the provisions of FAS 159 will materially impact our consolidated financial statements.

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

Additionally, long-term debt issued by Unicast (“Unicast notes”) remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Viewpoint made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Viewpoint will become an additional obligor under the promissory note and Viewpoint’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Viewpoint’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets, which Viewpoint has achieved through December 31, 2006. In March 2006, the Company began making monthly payments on the secured notes as required by the agreement. Total payments for 2006 amounted to $0.3 million. Unpaid principal and interest are payable in monthly installments through March 2011.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Cash, Cash Equivalents and Marketable Securities

The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2006, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealised (Loss)	Fair Value	Maturity
Type of security:
Cash	$490	$—	$—	$490
Money Market Funds	3,164	—	—	3,164
Corporate Bonds and Notes	250			250	2007
Equity Securities	99	14	—	113
U.S. Government Agencies	250	—	—	250	2007

	$4,253	$14	$—	$4,267

Classification in Balance Sheet:
Cash and Cash Equivalents	$4,154	$—	$—	$4,154
Marketable Securities	99	14	—	113

	$4,253	$14	$—	$4,267

The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2005, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealised (Loss)	Fair Value	Maturity
Type of security:
Cash	$2,034	$—	$—	$2,034
Money Market Funds	4,005	—	—	4,005
Corporate Bonds and Notes	398	—		398	2006
Equity Securities	98	—	(4)	94
U.S. Government Agencies	2,582	—	(2)	2,580	2006

	$9,117	$—	$(6)	$9,111

Classification in Balance Sheet:
Cash and Cash Equivalents	$6,437	$—	$—	$6,437
Marketable Securities	2,680	—	(6)	2,674

	$9,117	$—	$(6)	$9,111

5. Property and Equipment

Property and equipment (including Unicast acquisition) consist of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$5,542	$5,365
Office furniture and equipment	1,173	1,180
Leasehold improvements	1,527	1,527
Website	108	—

	8,350	8,072
Less accumulated depreciation and amortization	(7,327)	(6,854)

	$1,023	$1,218

Depreciation and leasehold amortization expense for the years ended December 31, 2006, 2005, and 2004 was approximately $0.6 million, $0.9 million and $0.9 million, respectively.

6. Goodwill and Intangible Assets

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As stated in Note 2, the Company has reclassified amortization expense amounts in the 2005 and 2004 financial statements to conform to the 2006 presentation. The reclassifications consisted of the allocation of amortization from operating expenses into cost of sales. For the years ended December 31, 2006, 2005, and 2004, amortization amounted to $0.7 million, $0.7 million, and less than $0.1 million respectively, of which $0.1 million was recorded in cost of sales in 2006 and $0.2 million was recorded in cost of sales in 2005. No amortization was allocated to cost of sales in 2004.

A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the year ended December 31, 2006 by aggregated segment are as follows (in thousands):

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total
Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131
Additions during period	—	—	—	—	240
Impairment	—	—	(10,655)	(10,655)	—
Amortization	—	—	—	—	(682)

Balance as of December 31, 2006	$10,206	$2,039	$2,637	$14,882	$3,689

The changes in the carrying amounts of goodwill by reporting unit, and intangible assets for the year ended December 31, 2005, are as follows (in thousands):

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total
Balance as of December 31, 2004	$10,206	$—	$21,070	$31,276	$230
Additions during period	—	2,133	—	2,133	4,579
Impairment	—	—	(7,778)	(7,778)	—
Adjustments	—	(94)	—	(94)	—
Amortization	—	—	—	—	(678)

Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131

As of December 31, 2006 and 2005, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Website Partner Relationships—Unicast	$3,772	$(778)	$2,994	$3,772	$(404)	$3,368
Acquired Technology—Unicast	410	(299)	111	410	(187)	223
Patents and Trademarks—Unicast	326	(141)	185	326	(80)	246
Fotomat	134	(8)	126
Patents and Trademarks	438	(165)	273	332	(38)	294

Total Intangible Assets	$5,080	$(1,391)	$3,689	$4,840	$(709)	$4,131

Amortization of intangible assets is estimated to be $0.7 million a year for the next five years.

7. Related Party Transactions

During 2005 and 2004 the Company recorded revenues totaling $4.5 million, and $6.0 million, respectively, primarily related to agreements with AOL that were entered into prior to December 31, 2003. AOL had a representative on the Company’s Board of Directors until December 2003.

In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. The agreement contains multiple elements consisting of a perpetual broadcast license, a perpetual source

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized the fee ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements.

The Company has outstanding a $3.1 million note payable (face value $2.5 million) to a related party (see Note 8 and 15).

8. Long Term Debt (Also see Note 15)

Convertible Notes

On December 31, 2002, the Company completed a private placement of convertible notes and warrants in which it issued to three institutional investors, 4.95% convertible notes having an aggregate principal amount of $7.0 million, and warrants to purchase 0.7 million shares of Company common stock. The warrants expired on December 31, 2006.

As discussed in Note 2, pursuant to SFAS No. 133, the Company was required to bifurcate the fair value of the conversion options from the new convertible notes. In addition, pursuant to EITF Issue No. 00-19, the Company was required to record the fair value of the conversion options as long-term liabilities.

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

In 2004, all of the new convertible notes were converted into 2.6 million shares of the Company’s common stock. In addition, in March of 2004, the Company sold 1.5 million shares of common stock in a private placement to one of the former holders of the notes for $3.7 million. The Company recorded a loss on conversion of debt in the amount of $0.8 million.

Subordinated Notes

On March 26, 2003, Viewpoint Corporation entered into a Securities Purchase Agreement with three accredited investors, pursuant to which it received $3.5 million in exchange for an aggregate of $3.5 million principal amount of 4.95% subordinated notes and 3.6 million shares of Viewpoint common stock. Prior to the amendments discussed below, the subordinated notes were scheduled to mature on March 31, 2006. Interest on these notes is payable quarterly in arrears in cash. The subordinated notes were subordinated to the convertible notes until June 18, 2004 when the remaining outstanding convertible notes converted into shares of common stock. The Company has the right at any time to redeem up to all of the outstanding notes at par plus accrued and unpaid interest. In the event of a change in control as defined, the holders of the subordinated notes have the right to require that the Company repurchase all or a portion of the subordinated notes.

The $3.5 million of proceeds was allocated to subordinated notes in the amount of $1.7 million, common stock for the par value of $0.001 for the shares issued, and additional paid in capital of $1.8 million based on the market value of the Company’s common stock on March 26, 2003. Debt issuance costs, which amounted to $0.2 million, were recorded as other assets in the Company’s consolidated balance sheet. The amortization of the discount on the subordinated notes and debt issue costs totaled $0.4 million, $0.7 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, using the effective interest method.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At the time of the amendment, the Holder of the subordinated note owned 13% of Viewpoint’s outstanding common stock and also had a position on the Company’s Board of Directors as of December 31, 2006, the Holder of the note is considered a related party, therefore, the underlying amendment of the note was accounted for as a capital transaction. The Company recognized the difference between the carrying value of the subordinated note and the fair value of the amended and restated substituted note in the amount of $0.6 million offset by the modification fee paid of $0.1 million as an increase to the stockholders’ equity.

As discussed in Note 15, in March 2007, the Company and the Holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009 and waive the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Viewpoint of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principle of the note.

Unicast Notes

On January 3, 2005, as disclosed in Note 3, Viewpoint purchased Unicast and assumed debt which included an uncollateralized note with a principal amount of $1.0 million due in December 2011 at an interest rate of 5% per annum and a collateralized note with a principal balance of $1.8 million which matures in March 2011 and interest rate of 5% per annum. This note is collateralized by the assets of Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Viewpoint will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

As of January 3, 2005, the date of acquisition, the fair value of the collateralized and non-collateralized notes amounted to $1.4 million and $0.3 million, respectively. The Company recorded interest expense on these notes of $0.3 million and $0.3 million for the years ended December 31, 2006 and 2005 respectively. In March 2006, the Company began making monthly payments on the collateralized note as required by the agreement.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total carrying value by note at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
Subordinated notes	$2,456	$2,505
Unicast notes	1,930	1,981

	4,386	4,486
Less current portion	389	814

	$3,997	$3,672

The reconciliation of the carrying value to the face value of each note as of December 31, 2006, is as follows:

	Subordinated Notes	Unicast Notes	Total
Book Value of long-term debt	$2,456	$1,930	$4,386
Discount on long-term debt	594	496	1,090

Face value of the long-term debt	$3,050	$2,426	$5,476

The maturity schedule for the Company’s debt subsequent to December 31, 2006 is as follows:

2007	$318
2008	3,400
2009	350
2010	350
2011	1,058

$5,476

9. Employee Benefit Plans

401(k) Plan

In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $0.1 million, to the 401(k) Plan during each of the years ended December 31, 2006, 2005, and 2004, respectively.

Stock Based Compensation

1995 Stock Plan

The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2006, options to purchase an aggregate of 3.3 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2005.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Director Option Plan

The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and a half to four and a half years and are exercisable for a period of ten years. As of December 31, 2006, 0.1 million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005.

1996 Nonstatutory Stock Option Plan

The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2006, options to purchase an aggregate of 0.9 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2006.

2006 Nonstatutory Stock Option Plan

The Company’s 2006 Nonstatutory Stock Option Plan (the “2006 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2006, options to purchase an aggregate of 1.2 million shares of common stock were outstanding under the 2006 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 2006 Nonstatutory Plan are exercisable for a period of ten years. At December 31, 2006, an aggregate of 3.3 million shares of common stock were reserved for future issuance under the 2006 Nonstatutory Plan.

The 1995 Plan, the Director Plan, 1996 Nonstatutory Plan, and the 2006 Nonstatutory Stock Option Plan are collectively referred to as “Option Plans”.

Options Issued Outside the Option Plan

During 2006, the Company issued 0.3 million non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. All options were issued at the opening price of the Company’s common stock on the grant date, which was the employees first date of employment. The terms and conditions of these grants are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan, with the exception of their vesting, which varies. There are 3.9 million shares outstanding outside the Option Plans.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of All Outstanding Options

The following summarizes activity in all stock option plans for the year ended December 31, 2006 (in thousands, except per share data):

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2005	363	12,556	$1.79
Granted—	(1,779)	1,779	1.40
Granted—non-plan options	—	250	1.53
Plan approved at June 30, 2006	4,500	—	—
Exercised	—	(2,981)	0.81
Cancelled	205	(205)	2.71
Cancelled—expired plan	—	(1,789)	3.21
Cancelled—non-plan options	—	(288)	3.15

Options outstanding at December 31, 2006	3,289	9,322	$1.68

The exercise price of all stock option grants during 2006 were equal to the fair market value of the Company’s common stock on the date of grant.

The following summarizes information about the Company’s stock options outstanding at December 31, 2006 (in thousands, except per share data and lives):

	Outstanding			Exercisable
	Shares	Average Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.46–$ 0.78	1,950	6.66	$0.74	1,728	$0.74
$0.80–$ 1.14	1,868	5.48	0.93	1,597	0.91
$1.15–$ 1.36	2,212	7.64	1.33	1,063	1.33
$1.40–$ 2.61	1,894	6.56	1.81	572	2.18
$2.62–$12.88	1,398	5.23	4.36	1,372	4.39

Total	9,322	6.42	1.68	6,332	1.80

	Intrinsic Value Options Outstanding	Intrinsic Value Options Exercisable
Aggregate intrinsic value (in thousands)	$1	$1

	Outstanding Average Life	Exercisable Average Life
Weighted average remaining contractual life	6.42	6.10

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $0.67 per share as of December 31, 2006, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the year ended December 31, 2006 was $2.0 million.

During the year ended December 31, 2006, 2005, and 2004, the total intrinsic value of options exercised to purchase common stock was $1.9 million, $0.8 million, and $1.5 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $1.41, $1.91, and $1.84, respectively.

During the year ended December 31, 2006, financing cash generated from share-based compensation arrangements amounted to $2.4 million for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection with the RTG acquisition in December 1996. At December 31, 2006 and 2005 accrued incentive compensation related to the options, which are fully vested totaled $0.5 million.

10. Restructuring Charges

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

During October 2004, the Company signed an agreement releasing it from any additional obligation under the remaining lease commitment related to a 2003 restructuring. As a result of this release the Company reversed the remaining accrued amount of $0.1 million as the Company completed its obligations under the release agreement.

11. Commitments and Contingencies

Commitments

The Company leases its primary office space in New York City pursuant to various lease agreements with terms through February of 2010. The Company also leases office space in Los Angeles, California, with a lease term through December of 2009.

Rent expense for office space, equipment, and a leased vehicle for a former executive totaled approximately $1.0 million, $1.1 million, and $1.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments under non-cancelable operating leases for each year subsequent to December 31, 2006 are as follows (in thousands):

2007	1,016
2008	857
2009	799
2010	90
2011 and thereafter	—

$2,762

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Taxes

The components of the current provision for taxes for the years ended December 31, 2006, 2005, and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	78	64	89
Foreign	—	—	—

Total current	$78	$64	$89

There was no deferred tax provision for each of the years ended December 31, 2006, 2005 and 2004.

The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	Years Ended December 31,
	2006	2005	2004
Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State and local income taxes, net of federal income tax benefit	(2.85)	(1.02)	(5.41)
Other	(0.73)	(0.48)	2.13
Amortization and impairment of goodwill and other intangibles	18.39	25.20	—
Change in state and local income tax rate	15.36	—	—
Nondeductible expenses	8.35	—	—
Change in valuation allowance	(4.52)	10.91	38.21

Effective income tax rate	0.00%	0.61%	0.93%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry-forwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Balance sheet reserves	$47	$170
Accrued expenses	1,174	423
Tax credit carryforwards	1,838	1,838
Other	(856)	(1,049)
Net operating loss carryforwards	85,018	86,731

	87,221	88,113
Valuation allowance	(87,221)	(88,113)

Net deferred taxes	$—	$—

The tax effect of net operating loss carryforwards above excludes $0.7 million attributable to stock based compensation. This benefit will not be recognized until utilized by reducing taxes payable.

At December 31, 2006, the Company has net operating loss and tax credit carryforwards of approximately $218.2 million and $1.8 million, respectively, for federal income tax purposes, which begin to expire in 2011. The Company’s federal net operating loss carryforward relates to the Company’s acquisitions of Unicast, RTG and Specular and the net losses incurred by the Company. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

begin to expire in 2011. The Company’s state net operating loss carryforward primarily relates to the net losses incurred by the Company. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company’s ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management’s assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term-based on actual operating results and revised financial statement projections.

13. Segment Information and Enterprise-Wide Disclosures

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Advertising systems	7,252	5,448	305
Technology:
Licenses	148	608	704
Related party licenses	—	3,490	3,535
Search	6,307	9,424	2,698

Total technology revenue:	6,455	13,522	6,937
Services:
Services	3,470	5,269	4,822
Related party services	—	1,057	2,468

Total services revenue:	3,470	6,326	7,290

Total revenues	17,177	25,296	14,532

Cost of Revenues:
Advertising systems	4,176	3,721	132
Technology:
License	8	12	6
Search	154	173	45

Total technology cost of revenues	162	185	51
Services	2,337	3,658	3,270

Total cost of revenues	6,675	7,564	3,453

Gross profit
Advertising systems	3,076	1,727	173
Technology:
Licenses	140	4,086	4,233
Search	6,153	9,251	2,653

Total technology gross profit	6,293	13,337	6,886
Services	1,133	2,668	4,020

Total gross profit	$10,502	$17,732	$11,079

Gross profit margin
Advertising systems	42%	32%	57%
Technology:
Licenses	95	100	100
Search	98	98	98

Total technology gross profit margin	97	99	99
Services	33	42	55

Total gross profit	61%	70%	76%

	At December 31,
	2006	2005	2004
Total assets:
Technology	$12,512	$13,171	$13,038
Advertising systems	3,925	8,627	200
Services	6,793	14,045	23,053
Corporate(*)	4,457	9,293	8,982

Total assets	$27,687	$45,136	$45,273

*	Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Major Customers

Customers whose revenues represent greater than 10 percent of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Customer A	31%	37%	19%
Customer B	13%	7%	0%
Customer C	18%	25%	48%

Customers whose accounts receivable represent greater than 10 percent of the Company’s consolidated net accounts receivable from continuing operations at December 31, 2006, and, 2005, are as follows:

	Years Ended December 31,
	2006	2005
Customer A	32%	35%
Customer B	0%	16%

15. Subsequent Events

In March 2007, the Company and the Holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009 and waive the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Viewpoint of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principle of the note.

On March 12, 2007, Viewpoint entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. The transaction is expected to close in the second quarter of 2007. Under the terms of the agreement, Viewpoint will be obligated, at the closing, to pay $0.6 million in cash and issue an aggregate number of shares of common stock equal to $0.4 million. The number of shares issuable will be based on a volume-weighted average price over a five day period preceding the closing; provided that such price shall not be lower than $0.60, nor greater than $1.50. In addition, the purchase price is subject to a net book value adjustment.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial information for the years 2006 and 2005, are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal year 2006:
Total revenues	$3,983	$5,709	$3,211	$4,274
Gross profit	2,238	2,822	2,318	3,124
Net loss from continuing operations	(3,949)	(2,821)	(12,337)	(608)
Adjustment to net loss on disposal of discontinued operations	—	—	—	—
Net loss	(3,949)	(2,821)	(12,337)	(608)
Basic and diluted net loss per share (1)	(0.06)	(0.04)	(0.18)	(0.01)
Fiscal year 2005:
Total revenues	$5,578	$6,573	$5,959	$7,186
Gross profit	4,072	4,559	4,551	4,549
Net loss from continuing operations	(890)	(446)	(1,451)	(7,950)
Adjustment to net loss on disposal of discontinued operations	145	—	—	—
Net loss	(745)	(446)	(1,451)	(7,950)
Basic and diluted net loss per share (1)	(0.01)	0.01	(0.02)	(0.13)

(1) The sum of the quarterly net (loss) per share amounts may not total to the annual amounts as the result of rounding.

VIEWPOINT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005, and 2004

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
Allowance for Accounts Receivable:
Year Ended December 31, 2006	$419	$110	109	$408	$230
Year Ended December 31, 2005	430	90	—	101	419
Year Ended December 31, 2004	1,611	43	3	1,227	430
Valuation for Deferred Tax Assets:
Year Ended December 31, 2006	$88,113				$88,113
Year Ended December 31, 2005	82,753	5,360	—	—	88,113
Year Ended December 31, 2004	81,322	1,431	—	—	82,753

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Interim Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Internal Control over Financing Reporting

Management’s Annual Report on Internal Control Over Financing Reporting

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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

(3) Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

Based on our assessment, we concluded that as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, has audited our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as stated in their report which appears herein.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2007 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

Audit Committee Financial Expert

The Company has determined that Dennis R. Raney, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers, and all employees of the Company. Viewpoint’s Code of Business Conduct and Ethics is available on the Company’s web site at www.viewpoint.com under the Company tab. The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct and Ethics applicable to any employees.

Item 11. Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this report:

1. Financial Statements. See Index to Financial Statements at Item 8 on page 42 of this Report.

2. Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 42 of this Report.

3. Exhibits.

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	—

Stock Purchase Agreement, dated as of August 23, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on September 8, 2000 (File No. 000-27168))

2.2	—

Stock Purchase Agreement between the Registrant and the selling stockholders of Unicast Communications Corp., dated December 1, 2004 (incorporated by reference from Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 (File No. 000-27168))

2.3	—	Purchase Agreement among the Registrant, Delaney, L.L.C. and Mark Turner (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 16, 2007)
Exhibit No. 3: Articles of Incorporation and Bylaws
3.1	—

Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (File No. 000-27168))

3.2	—	Amended Bylaws of Registrant
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	—

Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/A, filed on October 29, 1999 (File No. 000-27168))

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

10.2	—	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33- 98628LA))
10.3	—

1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))

10.4	—

Employment Agreement between the Registrant and Robert E. Rice dated December 29, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K filed by the Registrant on December 30, 2004)

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

10.21*	—

Overture Master Agreement, dated January 14, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.21 to Form 10-K filed by Registrant for the year ended December 31, 2004 filed on March 16, 2005 (File No. 000-27168))

10.22	—

Registration Rights Agreement, by and between the Registrant and the selling stockholders of Unicast Communications, Corp. (incorporated by reference from Exhibit 10.22 to Form 10-K filed by Registrant on March 16, 2006)

10.23	—

Securities Purchase Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)

10.24	—

Registration Rights Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8- K filed by the Registrant on March 18, 2004)

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

10.27	—	Employment Agreement between the Registrant and Patrick Vogt dated August 25, 2005 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by the Registrant on November 9, 2005)
10.28	—	Employment Agreement between the Registrant and Andrew J. Graf, dated May 24, 2005 (incorporated by reference from Exhibit 10.28 to Form 10-K filed by Registrant on March 20, 2006)
10.29*	—

Amendment No. 1 to Overture Master Agreement, dated May 11, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 23, 2005)

10.30*	—

Amendment No. 2 to Overture Master Agreement, dated December 1, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on November 23, 2005)

10.31*	—

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

10.34	—	2006 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on August 3, 2006 (File No. 333-136271))
10.35	—	Amendment to Amended and Restated 4.95% Subordinated Note Due March 31, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 15, 2007)
10.36	—	Second Amended and Restated 4.95% Subordinated Note Due September 30, 2009 (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 15, 2007)
10.37	—

Stock Purchase Agreement, dated as of July 27, 2005 by and between Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on July 28, 2005)

10.38	—

Registration Rights Agreement, dated as of July 27, 2005, by and between Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant of July 28, 2005.

Exhibit No. 21: Subsidiaries of the Registrant
21.1	—

Listing of Registrant’s Subsidiaries (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 (File No. 000-27168))

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Exhibit No. 24: Power of Attorney
24.1	—	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)
Exhibit Nos. 31 and 32: Additional Exhibits
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of March, 2007.

VIEWPOINT CORPORATION

Dated: March 16, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick Vogt and Christopher C. Duignan, his attorneys-in-fact, with the power of substitution, for him and any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: March 16, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 16, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Interim Chief Financial Officer (Interim Principal Financial Officer)
Dated: March 16, 2007	By:	/s/ SAMUEL H. JONES, JR.
Samuel H. Jones, Jr. Director
Dated: March 16, 2007	By:	/s/ DENNIS R. RANEY
Dennis R. Raney Director
Dated: March 16, 2007	By:	/s/ JAMES J. SPANFELLER
James J. Spanfeller Director
Dated: March 16, 2007	By:	/s/ HARVEY D. WEATHERSON
Harvey D. Weatherson Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION
Dated: March 16, 2007	By:	/s/ PATRICK VOGT Patrick Vogt President and Chief Executive Officer
Dated: March 16, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Interim Chief Financial Officer