Form 10-K/A
period 2006-12-31
VIEWPOINT CORP
filed 2007-04-26
CIK 919794

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

EXPLANATORY NOTE

Viewpoint Corporation, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to correct the typographical error contained in Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 (the “Original 2006 Filing”). Exhibit 32.1 to the Original 2006 Filing contained an incorrect date. Accordingly, the Company is re-filing the Original 2006 Filing in its entirety with an updated Item 15, Part IV of the Original 2006 Filing and Exhibit 32.1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

In addition, the Company is filing this Amendment No. 1 on Form 10-K/A to correct Exhibit 31.1 and Exhibit 31.2 to the Original 2006 Filing. Exhibit 31.1 item 4(d) and Exhibit 31.2 item 4(d) both to the Original 2006 Filing were amended to conform with the requirements of Section 302 of the Sarbanes-Oxley Act of 2002.

Finally, the Company is filing this Amendment No. 1 on Form 10-K/A to correct the incorporation by reference to the inadvertent filing as Exhibit 10.28 to the Company’s Annual Report on Form 10- K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 20, 2006 (the “Original 2005 Filing”) of an incorrect version of the employment agreement between the Company and Mr. Andrew J. Graf. The principal differences between the correct version filed with this Amendment and the incorrect version filed with the Original 2005 Filing were (1) the correct version requires the Company to pay the employee in the case of termination without cause or with good reason an amount equal to his Base Salary in payments of approximately equal semi-monthly installments concurrently with the customary payroll practices of the Company over the one year period following such termination (as opposed to the amount being paid in one lump sum under the incorrect version that had been previously filed) and (2) the correct version provides that in the case of termination with cause or without good reason the Company will have no obligation to make any payments to Mr. Graf, except for any payments under applicable plans or programs, any accrued and unpaid vacation, any earned but unpaid Base Salary or bonuses and any unreimbursed business expense in accordance with Company policy (as opposed to the incorrect version which included these amounts plus an additional lump sum cash payment in an amount equal to the Base Salary).

The Company has not made any other changes to the Original 2006 Filing.

This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original 2006 Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

3.2†	—	Amended Bylaws of Registrant
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	—

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

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No. 24: Power of Attorney
24.1††	—	Power of Attorney
Exhibit Nos. 31 and 32: Additional Exhibits
31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

†	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007.

††	Incorporated by reference to signature page to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 26th day of April, 2007.

VIEWPOINT CORPORATION

Dated: April 26, 2007	By:	/s/ SOLID 0.50PT K;">PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: April 26, 2007	By:	/s/ SOLID 0.50PT K;">PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: April 26, 2007	By:	/s/ SOLID 0.50PT K;">CHRISTOPHER C. DUIGNAN Christopher C. Duignan Interim Chief Financial Officer (Interim Principal Financial Officer)
Dated: April 26, 2007	By:	* Samuel H. Jones, Jr. Director
Dated: April 26, 2007	By:	* Dennis R. Raney Director
Dated: April 26, 2007	By:	* James J. Spanfeller Director
Dated: April 26, 2007	By:	* Harvey D. Weatherson Director

*  Patrick Vogt, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

By:	/s/ SOLID 0.50PT K;">PATRICK VOGT Patrick Vogt Attorney-in-fact

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION
Dated: April 26, 2007	By:	/s/ SOLID 0.50PT K;">PATRICK VOGT Patrick Vogt President and Chief Executive Officer
Dated: April 26, 2007	By:	/s/ SOLID 0.50PT K;">CHRISTOPHER C. DUIGNAN Christopher C. Duignan Interim Chief Financial Officer