Form 10-K/A
period 2006-12-31
VIEWPOINT CORP
filed 2007-05-07
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005	$101,451,000
Number of shares of common stock outstanding as of May 7, 2007.	68,337,000

EXPLANATORY NOTE

Viewpoint Corporation, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-K/A this “Amendment,” to the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on March 16, 2007 and amended pursuant to Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 26, 2007, for the purpose of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Due to this Amendment No. 2 the Company is also refiling Part II, Item 9A Controls and Procedures. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

This Amendment No. 2 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

PART II

Item 9A. Controls and Procedures.

Based on our management’s evaluation, with the participation of our chief executive officer and chief financial officer, as of December 31, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because, we failed to prepare and report the information required by Part III of Form 10-K within the time period as specified in the rules and forms of the SEC. This information was required to be included in our 2006 Form 10-K, or filed by amendment or incorporated by reference therein from our definitive proxy statement by April 30, 2007.

We believe that our failure to prepare and file with the SEC the information described above within the time period specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures, which we have remediated in the second quarter of 2007 by improving our disclosure controls and procedures and implementing a remediation measure by appointing one employee specifically responsible for monitoring SEC reporting deadlines that reports directly to the CEO.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the fourth quarter of our fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Harvey D. Weatherson (1)(3)	69	Non-Executive Chairman
Patrick Vogt	43	Chief Executive Officer
Samuel H. Jones, Jr. (1)(2)	73	Director
Dennis R. Raney (1)	64	Director
James J. Spanfeller (2)(3)	50	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Harvey D. Weatherson was Vice President of North America Operations & Strategy for Hewlett-Packard Company from 2000 to 2002 and was responsible for all activities related to business and sales operations, call centers and eCommerce in the United States. From 1994 to 1999, Mr. Weatherson served in a number of senior executive positions at Compaq Computer Corporation, including President of Compaq Canada following Compaq’s acquisition of The Tandem Computer Company and President of Compaq Federal in Washington, D.C., following Compaq’s acquisition of The Digital Equipment Corporation. Prior to joining Compaq, from 1990 to 1993, Mr. Weatherson was Chief Executive Officer of The Navy Exchange System, a full-line retail services company operated by the U.S. Navy, with $2 billion in annual sales, 130 stores and 24,000 employees. From 2003 to May 2004, Mr. Weatherson served as Chairman, President and CEO of GovConnection, Inc., a subsidiary of PC Connection, Inc. Since May 2004 and continuing through the present, Mr. Weatherson serves on the Board of Directors of PC Connection, Inc. and as Chairman of its Compensation Committee.

Patrick Vogt has been the President and Chief Executive Officer of the Company since August 2005. From 2003 to 2005, Mr. Vogt served as Senior Vice President and Senior General Manager of Sony eSolutions Company LLC. His team was responsible for Internet Properties Management, Direct Marketing, and Sales across all customer segments. Other responsibilities included Global

Contact Center Governance, the eCommerce and Contact Center platform (supporting all distribution channels), and P&L management for Sony’s entire direct business. From 2001 to 2003, Mr. Vogt was Vice President of Compaq Computer’s eBusiness Group & Software and Peripherals Group, where his team managed all direct marketing activities and the direct on-line business for the Americas region. From 1999 to 2001, Mr. Vogt was General Manager of the Aftermarket Sales Division and Dell Online for Dell Computer Corporation. Mr. Vogt received a Bachelor of Science degree from the State University of New York and has an MBA from Iona College, Hagen School of Business, with a concentration in Marketing.

Samuel H. Jones, Jr has been a Director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991. Mr. Jones founded S-J Transportation Company, an industrial waste transportation company, in 1971 and served as its President until 2002.

Dennis R. Raney joined Viewpoint’s Board of Directors in February 2004. Mr. Raney served as Chief Financial Officer at eOne Global from 2001 to 2003. Prior to that position, he served as Executive Vice President and Chief Financial Officer at Novell Incorporated from 1998 to 2001. He began his career at Hewlett-Packard in 1970 where he rose through the ranks to become Chief Financial Officer for Intercontinental Operations and then European Operations, based in various locations including Singapore and Geneva. Following Hewlett-Packard, he was Chief Financial Officer for Bristol-Myers Squibb’s Pharmaceutical Group then served as CFO for General Magic, California Microwave and QAD Incorporated before joining Novell. Mr. Raney currently serves on two other public company boards: Easylink Services Corporation, Inc. and Ultratech, Inc. and a private Singapore company, Infiniti Solutions. He is also a principle at Liberty Greenfield California, a partnership that provides real estate advisory services to corporate clients.

James J. Spanfeller has been the President and Chief Executive Officer of Forbes.com since January 2001. Since January 2006, Mr. Spanfeller has served as Chairman of the Board of Directors of Interactive Advertising Bureau.

Executive Officers

The following table sets forth certain information with respect to our executive officers, other than Mr. Patrick Vogt, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
Patrick Vogt	43	President and Chief Executive Officer
Christopher C. Duignan	32	Chief Financial Officer
Andrew J. Graf	35	Executive Vice President and General Counsel

Christopher C. Duignan served as Interim Chief Financial Officer of the Company from November 2006 until he was appointed CFO on April 27, 2007. Mr. Duignan has worked for the Company for over five years, rising from the Manager of Treasury Operations, to Controller, and finally to Chief Financial Officer. Mr. Duignan also serves as Viewpoint’s Chief Accounting Officer. Prior to Viewpoint, Mr. Duignan worked at PricewaterhouseCoopers LLP (“PwC”) for four years in their technology group within the audit practice. At PwC, Mr. Duignan’s client base consisted of publicly traded technology companies as well as start-ups. Mr. Duignan received a bachelor of science in accounting from Fairfield University in 1997 and is a Certified Public Accountant.

Andrew J. Graf serves as Executive Vice President and General Counsel of the Company. Mr. Graf was an attorney at Milbank, Tweed, Hadley, and McCloy LLP, specializing in mergers and acquisitions and corporate matters from 1999 until joining the Company as General Counsel in June 2005. Mr. Graf graduated with a B.S. in accounting and economics from New York University’s Stern School of Business in 1993 and received his Juris Doctorate from the Benjamin N. Cardozo School of Law in 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission, or SEC. Our officers, directors and 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms so filed. Based solely on review of copies of such forms received, we believe that, during the last fiscal year, all filing requirements under Section 16(a) applicable to our officers, directors and 10% shareholders were timely met.

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

Shareholders Nominations for Director Nominees

No material changes have been made to the procedures by which our shareholders may recommend nominees to our board of directors since we described the procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual shareholders meeting.

Audit Committee

We currently maintain an audit committee. The audit committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The audit committee is currently comprised of Messrs. Raney (chair), Weatherson and Jones, each of whom is independent, within the meaning of applicable SEC and NASDAQ, rules. Mr. Raney has been designated as an audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Director Independence.” We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ and SEC rules and regulations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the Company’s executive officers, which currently include the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President and General Counsel. This Compensation Discussion and Analysis presents information about the compensation of the executives named in the Summary Compensation Table (the “named executives”). The Committee develops executive compensation philosophy and it establishes and annually reviews and approves executive compensation programs and practices. The Committee also reviews and approves corporate goals and objectives relevant to these compensation decisions, and evaluates the performance of the Company’s executives.

Objectives of Compensation Program

The objectives of Viewpoint’s compensation program are to encourage and reward performance, to align employee financial interests with long-term shareholder value, and to attract and retain outstanding employees. Viewpoint’s compensation philosophy is to offer a package including a competitive base salary, a competitive bonus incentive based on individual and corporate achievement goals, equity-based incentives, and competitive benefits. Executive officers receive total compensation packages in line with their responsibilities and expertise.

Reward Performance.  Performance is measured through achievement of corporate financial goals and individual strategic and operational goals. Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. In particular, in 2006 a plan was put into place to provide a discretionary cash bonus pool for 2006 if the Company’s overall financial performance met certain adjusted operating income targets. As these financial targets were not met in 2006, cash bonuses were not paid to employees in 2006 pursuant to the 2006 bonus plan. In addition, equity incentive compensation in the form of stock options is determined taking into consideration performance levels, and are subject to vesting schedules that require continued service with the Company.

Achieve Alignment With Shareholder Value.  We seek to align the interests of executive officers with those of our investors by evaluating executive performance on the basis of a key financial measurement, adjusted operating income, which we believe should closely correlate to long-term shareholder value. Key elements of compensation that align the interests of the named executives with shareholders include annual bonus awards, which are significantly based on achievement of this key financial metric, and equity incentive compensation, which links a significant portion of compensation to shareholder value because the value of the awards corresponds to stock price appreciation.

Attract and Retain.  We attempt to attract and retain our executives by paying competitive compensation. In addition, equity incentives, which require continued service to vest, provide a key retention device.

Implementing Objectives; Determining Compensation

The Committee relies on its judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, and considering peer comparisons. We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation paid by other companies. We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executives to deliver superior performance and retain them to continue their careers with Viewpoint.

Peer Comparisons and Role of Compensation Consultant.  The company generally utilizes an independent compensation consultant to assist it in its review of executive compensation. The consultant provides market intelligence on compensation trends along with general views on specific compensation programs. The consultant does not recommend specific compensation levels for any of the executive officers. The consultant engaged by the Compensation Committee used several broad comparison groups in its analysis based on its determination that they were relevant comparison groups based on industry, size of company and other factors.

Role of Chief Executive Officer.  Our CEO assists the Compensation Committee in reaching compensation decisions with respect to the named executives other than the CEO by evaluating their performance and recommending compensation levels to the Committee. The other named executives do not play a role in their own compensation determination, other than discussing individual performance objectives and achievement with the CEO.

Employment and Severance Agreements.  The Company has employment agreements with our CEO, CFO and EVP/General Counsel. These employment agreements were effective in August 2005, April 2007 and June 2005, respectively. Our other employees serve at the will of the Board, which enables the company to terminate their employment with discretion as to the terms of any severance arrangement, subject to the Company’s general severance policy. This is consistent with the company’s performance-based employment and compensation philosophy.

Equity Grant Practices.  The exercise price of each stock option awarded to our executive officers under our stock option plans is the closing price of Viewpoint stock on the date of grant. The date of grant is the date that action is taken approving the grant pursuant to the Compensation Committee’s authority, such as the date of the Committee’s meeting or the date of the action pursuant to a unanimous consent of the Committee, as applicable. In addition, the CEO annually has the authority to grant up to 50,000 stock options to any employee except executive officers of the Company. The date of the grant is the date formally approved in writing by the CEO.

Elements of Compensation Program

Viewpoint’s compensation program consists of three key elements — base salary, bonus incentive based on the Company’s overall performance, and equity incentives. Other than participation in broad based employee benefit plans, Viewpoint does not provide any perquisites to its executive officers, except for the CEO as described below.

Base salary.  Base salaries for our named executives are determined with reference to the executive’s scope of responsibilities, contribution to company performance, experience, and breadth of knowledge. Typically the base salaries for executive officers are reviewed annually, with salary changes effective May 1 in connection with the annual review process. Adjustments in the base salaries of executive officers may also be considered at other times during the year if warranted by changing responsibilities or other factors.

Annual Cash Incentive Bonus.  In 2006, our executive officers and certain other employees were eligible to participate in a cash incentive bonus. This bonus was intended to meet the objective of the Committee to include a component of executive compensation as at-risk incentive pay, and is consistent with recommendations made by the compensation consultant. Under this program, the aggregate pool that would be available for bonuses was determined based on the Company’s performance with respect to 2006 adjusted operating income targets that were established early in the year and were based on the Company’s approved budget. No bonuses were paid to named executives or other employees in 2006 pursuant to the 2006 bonus plan.

Equity Incentives.  Viewpoint’s equity incentive compensation program is designed to recognize the scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareowners’ and retain the executives through the term of the awards. As a result, each executive officer receives a significant stock option grant when he or she joins Viewpoint or is promoted to an executive officer position. Grant sizes are determined based on various subjective factors primarily relating to the responsibilities of the individual officers, their anticipated contributions to Viewpoint’s success and prior option grants. In addition, the Committee will periodically grant additional stock options to executive officers based on their responsibilities, performance and contributions during the preceding year, prior option grants and the need to retain such executives.

Stock options only have value to the extent the price of Viewpoint stock on the date of exercise exceeds the exercise price on grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. The amount of equity incentive compensation granted in 2006 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s long term success.

In August 2006, the Committee approved special retention option grants to approximately 40% of the employees of the Company, including the Company’s Interim CFO and EVP/General Counsel. These retention options were granted based on the significant ongoing contributions that each of these individuals was expected to make to Viewpoint in the future. These options “cliff-vest” at the end of three years in order to enhance the retention value of the options, and expire seven years from the grant date.

During December 2006, the Committee granted the Company’s Interim CFO and EVP/General Counsel additional retention options as a result of their acceptance of additional responsibilities with the Company and their performance. These options “cliff-vest” at the end of three years in order to enhance the retention value of the options, and expire seven years from the grant date.

In addition approximately 85% of the employees of the company receive annual option grants. All annual options granted have an exercise price equal to the closing price of Viewpoint’s common stock on the date of grant. The stock options granted become exercisable at the rate of 16 2/3% on the six-month anniversary of the grant date, then continue vesting in equal monthly amounts over the following 2 ½  years such that they are fully vested 3 years from the grant date. They have a maximum seven-year term. None of the named executive officers received annual grants in 2006. We believe that this vesting schedule aids the company in retaining employees and motivating longer-term performance. Under the terms of the company’s 2006 Equity Incentive Plan unvested restricted shares are forfeited if the executive voluntarily leaves Viewpoint.

No Perquisites.  We seek to maintain an egalitarian culture in our facilities and operations. Officers are not entitled to operate under different standards than our other employees. Except for a housing allowance and an insurance policy provided to the CEO, the Company does not provide perquisites or other personal benefits to officers, such as automobiles, permanent lodging or defraying the cost of personal entertainment or family travel. Our health care and other insurance programs are the same for all eligible employees, including officers. We expect our officers to be role models under our Code of Conduct, which is applicable to all employees, and officers are not entitled to operate under lesser standards.

Chief Executive Officer Compensation

In determining the compensation for the Company’s CEO, Patrick Vogt, for 2006, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. Like other executive officers, the key elements of compensation for Mr. Vogt are base salary, cash incentives, and equity incentives.

For fiscal 2006, Mr. Vogt’s base salary was $350,000. Pursuant to Mr. Vogt’s employment agreement, his bonus target was set at $125,000 or approximately 36% of his base salary, and his option target was set at 128,000 options. Based on the Company’s performance against revenue and adjusted operating income targets set by the board in 2006, Mr. Vogt did not receive any cash bonus or options in 2006.

Compensation of Other Named Executive Officers

In determining the compensation of each of the other named executive officers for 2006, the Committee compared their achievements against the performance objectives established for each of them at the beginning of the year. The Committee also evaluated the overall performance of the Company and their contributions to that performance, as well as, when relevant, the performance of and the business groups that each leads. As noted above Messrs Duignan and Graf received retention options granted in August and November 2006 and did not receive additional grants or cash bonus in 2006.

Compensation for Non-Employee Directors in 2006

Non-employee directors’ compensation is set by the Board at the recommendation of the Compensation Committee. In developing its recommendations, the Committee is guided by the following goals: compensation should fairly pay directors for work required in a company of Viewpoint’s size and scope; compensation should align directors’ interests with the long-term interest of shareholders; and the structure of the compensation should be simple, transparent and easy for shareholders to understand. The compensation committee generally reviews Board compensation annually. Like our approach with respect to executive compensation, when establishing compensation for nonemployee directors the Compensation Committee and the Board considers competitive market compensation paid by other companies.

The Company compensates each of its non-employee directors, other than Mr. Raney and Mr. Weatherson, as follows: each non-employee director is paid (i) $2,500 at the end of each fiscal quarter in which he or she is a director, (ii) $1,000 for each regular Board meeting he or she attends, and (iii) $500 for each Board committee meeting he or she attends; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to any director for all such meetings attended by such director on such date. We paid no fees to members of the Board for meetings they attended by telephone in 2006.

The Company compensates Mr. Raney, the Chairman of the Audit Committee, as follows: (i) $5,000 at the end of each quarter for his services as a member of the Board and Chairman of the Audit Committee, (ii) $1,500 for each meeting of the Board he attends in person, and (iii) $750 for each meeting of the Audit Committee he attends in person. The Company pays fees to Mr. Raney for attending meetings of the Board and meetings of the Audit Committee regardless of whether a meeting of the Board and a meeting of the Audit Committee are held on the same day.

The Company compensates Mr. Weatherson, the Non-Executive Chairman of the Board, as follows: (i) $4,000 at the end of each fiscal quarter for his services as a member of the Board and Non-Executive Chairmen of the Board; (ii) $1,000 for each regular Board meeting he attends, and (iii) $500 for each Board committee meeting he attends; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to Mr. Weatherson for all such meetings attended on such date.

Each non-employee director who joins the Board is automatically granted an option to purchase 20,000 shares of Company common stock on the date upon which such person first becomes a director. In the case of Mr. Raney, the Company agreed to increase this initial option grant to an option to acquire 50,000 shares. From 1995 through January 2006, each non-employee director has also automatically received an option to purchase 5,000 shares of Company common stock on the first trading day following January 1 of each year, provided the director has been a member of the Board for at least six months. On March 8, 2005, the Board of Directors resolved to increase the number of shares subject to this automatic annual grant to 12,000 and issued options to acquire 7,000 shares of Company common stock to the non-employee directors who would have been eligible to receive an option to acquire 12,000 shares if this increase had been in effect in January 2005. On February 14, 2006, the Board of Directors resolved to increase the number of shares subject to this annual grant to 15,000 for Mr. Weatherson, as Non-Executive Chairman of the Board.

The exercise price of each option granted to directors is equal to the fair market value of the Company common stock on the date of grant. The option granted to non-employee directors on the day they join the Board vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the remaining option shares per month thereafter for 3 and a half years, provided the optionee remains a director of the Company. The options granted to non-employee directors on the first business day of each year vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. Options have a term of ten years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the operative stock option plan.

In accordance with the compensation arrangements described above, the following table sets forth certain information regarding compensation for the nonemployee members of our Board of Directors for 2006:

Name	Total Fees Earned or Paid in Cash	Option Awards (1)(2)	Total ($)
Samuel H. Jones, Jr.	$14,000	$19,976	$33,976
Dennis R. Raney	$23,000	$29,061	$52,061
James J. Spanfeller	$7,000	$2,449	$9,449
Harvey D. Weatherson	$20,000	$7,029	$27,029
Stephen Duff(3)	$14,000	$22.556	$36,556
Thomas Bennett(3)	$2,500	$8,864	$11,364
James Crabbe(3)	$4,500	$9,780	$14,280
Robert E. Rice(3)	$0	$7,606	$7,606

___________

(1)    This amount represents the compensation expense recognized by the Company during the year ended December 31, 2006, in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-based Payment (“FAS 123R”) with respect to stock options granted in 2006 and prior years. See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, for more information regarding assumptions utilized in determining this compensation expense.

(2)    As of December 31, 2006, the aggregate number of outstanding option awards for each non-employee director was as follows: Stephen Duff 49,000; Samuel H. Jones 227,750; Dennis R. Raney 74,000; James J. Spanfeller 20,000; Harvey D. Weatherson 20,000.

(3)    Thomas Bennett, James Crabbe, Stephen Duff, and Robert Rice are former members of our Board of Directors who left their positions on April 28, 2006, May 2, 2006, January 9, 2007, and February 13, 2006, respectively.

Tax Considerations

Sections 162(m) of the Internal Revenue Code limits the deductibility of compensation payments in excess of $1 million in any taxable year to our Chief Executive Officer and certain other executive officers that are employed by the Company at year end, unless the compensation qualifies as “performance-based” under federal law. In making compensation decisions, the Committee considers the effects of Section 162(m) together with other factors relevant to the Company’s business needs. The Company has historically taken, and intends to continue taking, appropriate actions, to the extent it believes desirable, to preserve the deductibility of compensation payments, including stock awards. However, the Committee also believes that there may be circumstances in which the Company’s interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m). Accordingly, the Committee has not adopted a policy that all compensation paid must be tax- deductible and qualified under Section 162(m).

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is a former or current officer or employee of the Company. No interlocking relationship exists between any member of the Compensation Committee and any member of any other Company’s Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 2 on Form 10-K/A.

The foregoing report is provided by the following directors, who constitute the compensation committee.

Samuel H. Jones, Jr., Chairman

James J. Spanfeller

EXECUTIVE COMPENSATION

2006 Summary Compensation Table

The following table sets forth certain compensation information for the Chief Executive Officer, Chief Financial Officer of Viewpoint, and the Executive Vice President/General Counsel for the fiscal year ended December 31, 2006 (the “named executives”). It also includes compensation information for the Company’s former Chief Financial Officer VP/GM The Studio, Product Management, Strategic Sales and VP Corporate Marketing.

				Option	All Other		Total
			Bonus	Awards	Compen-		Compen-
Name and Principal Position	Year	Salary($)	($)	($)(1)(2)	sation($)		sation($)

Patrick Vogt, President and Chief Executive Officer	2006	$350,000	$0	$416,842	$74,102	(3)	$842,950
Christopher C. Duignan, Chief Financial Officer	2006	$170,000	$0	$67,904	$1,519	(4)	$241,429
Andrew J. Graf, Executive Vice President and General Counsel	2006	$220,000	$0	$84,412	$2,893	(4)	$309,311
William H. Mitchell, Former Chief Financial Officer(5)	2006	$231,751	$25,000	$15,670	$24,434	(6)	$278,083
Andrew Freeman, VP/GM The Studio, Product Management, Strategic Sales	2006	$185,000	$0	$55,697	$3,098	(4)	$254,895
Ann Charles, VP Corporate Marketing	2006	$170,000	$0	$60,488	$2,586	(4)	$235,080

(1)

This amount represents the compensation expense recognized by the Company during the year ended December 31, 2006, in accordance with the provisions of FAS 123R with respect to option awards granted in 2006 and prior years.

(2)

See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC, for more information regarding assumptions utilized in determining this compensation expense.

(3)	This amount represents a housing allowance of $36,000, travel benefits of $33,798, life insurance policy premium of $3,120, and 401(k) matching employer contributions of $1,184.
(4)	This amount represents 401(k) matching employer contributions.
(5)	Mr. Mitchell served as Viewpoint’s Chief Financial Officer during 2006 until November 17, 2006.
(6)	This amount represents a housing allowance of $20,778 and 401(k) matching employer contribution of $3,656.

Employment Agreements

The Company entered into an employment agreement with Mr. Vogt in August 2005 for a term ending on December 31, 2009. The agreement provides for an annual base salary of $350,000, a signing bonus of $50,000, and an annual cash incentive bonus of $128,000 and an annual incentive stock option grant of 125,000 shares if the Company achieves certain annual revenue growth and operating income targets as set forth by the Compensation Committee of the Board of Directors. Mr. Vogt was granted an option to acquire 1,500,000 shares of common stock at an exercise price of $1.36 per share, the fair market value of the Company’s common stock on the day of commencement of Mr. Vogt’s employment. However, if Mr. Vogt’s employment is terminated by the Company without cause (as defined) or by Mr. Vogt for good reason (as defined), Mr. Vogt is entitled to receive an amount equal to his base salary. In addition, if Mr. Vogt’s employment is terminated within one year following a change in control of the Company (as defined), Mr. Vogt would be entitled to receive two times his base salary and all options issued to Mr. Vogt would immediately vest and become exercisable.

In addition, the Company entered into an employment agreement with Mr. Duignan in April 2007 under which Mr. Duignan agreed to serve as Chief Financial Officer of the Company and the Company agreed to pay to Mr. Duignan a base salary of $220,000 per year and to grant to Mr. Duignan an option to acquire 100,000 shares of the Company’s common stock. The agreement further provides that if Mr. Duignan’s employment is terminated by the Company without cause (as defined) or is terminated by Mr. Duignan for good reason (as defined), Mr. Duignan will receive an amount equal to his base salary and the unvested portion of all stock options held by Mr. Duignan would immediately vest and become exercisable. In addition, if Mr. Duignan’s employment is terminated within one year following a change in control of the Company (as defined), Mr. Duignan would be entitled to receive his base salary and all options issued to Mr. Duignan would immediately vest and become exercisable.

The Company also entered into an employment agreement with Mr. Graf effective in June 2005, under which Mr. Graf agreed to serve as General Counsel of the Company and the Company agreed to pay to Mr. Graf a base salary of $200,000 per year and to grant to Mr. Graf an option to acquire 200,000 shares of the Company’s common stock. The agreement further provides that if Mr. Graf’s employment is terminated by the Company without cause (as defined) or is terminated by Mr. Graf for good reason (as defined), Mr. Graf will receive an amount equal to his base salary and the unvested portion of all stock options held by Mr. Graf would immediately vest and become exercisable. In addition, if Mr. Graf’s employment is terminated within one year following a change in control of the Company (as defined), Mr. Graf would be entitled to receive his base salary and all options issued to Mr. Graf would immediately vest and become exercisable. Mr. Graf’s base salary was subsequently increased to $220,000 by the Compensation Committee of the Board of Directors effective January 1, 2006 and to $250,000 by the Compensation Committee effective January 1, 2007.

The Company entered into an employment agreement with its former Chief Financial Officer, Mr. Mitchell, in July 2003 under which Mr. Mitchell agreed to serve as Chief Financial Officer for a two-year term. The agreement provides for an annual base salary of $225,000, a minimum annual bonus of $25,000, and an annual discretionary bonus based on the achievement of management-based objectives of up to $50,000. In accordance with the agreement, the Company granted to Mr. Mitchell an option to acquire 350,000 shares of common stock at an exercise price of $0.77 per share, the closing price of the Company’s common stock on the day immediately preceding the commencement of Mr. Mitchell’s employment. The agreement further provides that the Company will grant to Mr. Mitchell an option to acquire an additional 150,000 shares of common stock on the first anniversary of his starting date at an exercise price equal to the closing price of the Company’s common stock on that day. In November 2003, the Company granted Mr. Mitchell an option to acquire 200,000 shares of common stock in satisfaction of the Company’s obligation to grant to Mr. Mitchell the option to acquire 150,000 shares of common stock on the first anniversary of his starting date pursuant to the employment agreement. The option to acquire 200,000 shares was immediately vested and was granted at an exercise price of $.82 per share, the closing price of the Company’s common stock on the grant date. In addition, the Company agreed that twelve and one-half percent (12.5%) of the shares subject to the option to acquire 350,000 shares of common stock granted to Mr. Mitchell vested three months after the first day of Mr. Mitchell’s employment and the remaining shares vest at the rate of 1/21 per month. However, if Mr. Mitchell’s employment is terminated by the Company after the first anniversary of Mr. Mitchell’s employment, 100% percent of the shares subject to issued options would vest in Mr. Mitchell and Mr. Mitchell would be entitled to receive a payment equal to his base salary. In addition, if the Company enters into an agreement with a third party that leads to a change in control after the first anniversary of Mr. Mitchell’s employment and Mr. Mitchell’s employment is terminated within one year following the change in control, Mr. Mitchell would be entitled to receive two times his base salary and the options issued to Mr. Mitchell would immediately vest and become exercisable. Mr. Mitchell left the Company in November 2006 and no payments were made to Mr. Mitchell pursuant to the terms of the employment agreement.

2006 Grants of Plan-Based Awards

The following table sets forth certain information with respect to options granted during the year ended December 31, 2006 to the named executives.

			Option	Exercise	Grant
			Awards:	or Base	Date Fair
			Number of	Price of	Value of
			Securities	Option	Stock and
	Type of	Grant	Underlying	Awards	Option
Name	Award	Date	Options(#)	($/Sh)(1)	Awards

Christopher C. Duignan	Option	8/30/06	50,000	$1.62	$69,815
Christopher C. Duignan	Option	12/12/06	50,000	$0.78	$33,695
Andrew J. Graf	Option	8/30/06	100,000	$1.62	$139,630
Andrew J. Graf	Option	12/12/06	50,000	$0.78	$33,695
William H. Mitchell	Option	8/30/06	100,000	$1.62	$139,630
Andrew Freeman	Option	8/30/06	50,000	$1.62	$69,815
Ann Charles	Option	8/30/06	50,000	$1.62	$69,815

(1)	Option exercise price is equal to the closing market value on the date of grant.

 Outstanding Equity Awards at 2006 Fiscal Year-End

The following table sets forth certain information with respect to outstanding option awards and stock awards held by the named executives VP/GM The Studio, Product Management, Strategic Sales and VP Corporate Marketing as of December 31, 2006.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options(#)	Options(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Patrick Vogt	750,000	750,000	1.36	8/25/2015
	9,792	10,208	3.07	10/26/2014
	15,000	-	5.81	1/14/2012
	15,000	-	3.00	1/2/2011
SubTotal:	789,792	760,208

Christopher C. Duignan
		50,000	0.78	12/12/2013
		50,000	1.62	8/30/2013
	21,389	33,611	1.32	10/24/2012
	23,958	1,042	3.06	1/3/2015
	5,000	-	2.69	10/20/2014
	100,000	-	0.82	11/17/2013
	5,000	-	6.70	1/31/2012
SubTotal:	155,347	134,653

Andrew J. Graf	-	50,000	0.78	12/12/2013
	-	100,000	1.62	8/30/2013
	99,999	100,001	1.57	6/6/2015
SubTotal:	99,999	250,001

Andrew Freeman	58,333	91,667	1.27	10/17/2015
	-	50,000	1.62	8/30/2013
SubTotal:	58,333	141,667

Ann Charles	62,499	87,501	1.30	9/26/2015
	-	50,000	1.62	8/30/2013
SubTotal:	62,499	137,501

TOTAL	1,165,970	1,424,030

2006 Option Exercises

There were no options exercised in 2006 with respect to the named executives.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or Directors under all of our existing equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
		Weighted-Average	Issuance under Equity
	Number of Securities to be	Exercise Price of	Compensation Plans
	Issued upon Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders	5,449,000	2.02	3,289,000
Equity compensation plans not approved by security holders	3,874,000	1.20	0
Total	9,323,000	$1.68	3,289,000

Summary of Equity Compensation Plan Not Approved by Shareholders

Employee Investment Options

Since July 2003, the Company has issued options to acquire common stock to new employees as an inducement to the employee’s acceptance of employment with the Company pursuant to NASDAQ Rule 4350(i)(1)(A). With the exception of these options being outside of security holder approved plans, these options have the same features as options issued under plans approved by security holders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 1, 2007, certain information regarding the beneficial ownership of our common stock by:

•	each person known by Viewpoint to beneficially own 5% or more of our common stock;

•	each director of Viewpoint;

•	each named executive of Viewpoint; and

•	all Directors and current executive officers of Viewpoint as a group.

	Outstanding Shares
	of Common Stock
	Beneficially
Beneficial Owner	Owned(1)	Percent of Class

Clark Estates Inc. (2)	8,084,467	11.95%
One Rockefeller Plaza, 31st Floor New York, NY 10020
Stephen Michael Grosberg (3)	4,033,492	6.0%
Patrick Vogt	0	*
Christopher C. Duignan	0	*
Andrew J. Graf	0	*
Samuel H. Jones	940,055	1.4%
Dennis R. Raney	0	*
James J. Spanfeller	0	*
Harvey D. Weatherson	0	*
Stephen Duff	0	*

*	Less than 1% of the outstanding shares of common stock.

(1)

Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)

These shares of the Company’s Common Stock originally included (i) 553,000 shares acquired by The Clark Estates, Inc, a New York corporation, and (ii) 7,565,000 shares acquired in private placements by Federal Partners, L.P., a limited partnership, the general partner of which is Ninth Floor Corporation. The Clark Estates, Inc. provides management and administrative services to Federal Partners, L.P. and has the sole power to vote or to direct the vote and to dispose of or direct the disposition of all the shares. Mr. Kevin Moore is the President and a director of The Clark Estates, Inc. Stephen Duff is the Chief Investment Officer of The Clark Estates, Inc., and the Treasurer of Ninth Floor Corporation. Mr. Duff owns a small limited partnership interest in Federal Partners, L.P. and disclaims beneficial ownership of all but 7,513 of the shares listed in this table.

(3)

As reported in a statement on Schedule 13G filed with the SEC on June 24, 2006, Stephen Michael Grosberg is a member of a group that owns an aggregate amount of 4,033,692 shares of company stock. These shares of the Company’s Stock includes (i) 474,310 shares held Stephen M Grosberg et al, (ii) 266,551 shares held in the Stephen Charles and Nettie Grosberg Foundation, (iii) 50,500 shares held by Stephen Grosberg Custodian for Catherine Grosberg, (iv) 65,000 shares held by Amelia Grosberg Custodian for Catherine Grosberg, (v) 90,500 shares held by Amelia Grosberg, (vi) 4,000 shares held by Randall Grosberg, and (vii) 40,000 shares held by Amelia Grosberg RLVR IRA, and (viii) 3,042,831 shares held by Stephen M Grosberg IRA. In addition Randall Grosberg filed a Schedule 13G on January 7, 2007 reporting beneficial ownership of 53,500 shares.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers, and persons who own more than ten percent of a registered class of the Company’s securities, to file with the SEC reports of ownership and changes in ownership of Company common stock and other equity securities of the Company. Officers, directors and greater-than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2006, its officers, directors and greater-than ten percent stockholders complied with all Section 16(a) filing requirements.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that the majority of the Board of Directors is comprised of “independent directors” within the meaning of applicable NASDAQ listing standards. The Company’s independent directors include: Messrs. Jones, Raney, Spanfeller and Weatherson.

Item 14. Principal Accountant Fees and Services

The fees billed for professional services rendered by PwC for the fiscal years 2006 and 2005 were as follows:

	2006	2005(1)

Audit Fees	$675,169	$777,713
Audit-Related Fees	$12,750	$9,700
All Other Fees	$4,227	$21,425
Tax Fees	$0	$0

Total	$692,146	$808,838

The services rendered by PwC in connection with the fees presented in the table above were as follows:

Audit Fees

Audit fees relate to the services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005, quarterly reviews of financial statements included in the Company’s Forms 10-Q during 2006 and 2005, and the audit of internal control over financial reporting as of December 31, 2006 and 2005.

Audit Related Fees

Includes services rendered to review registration statements filed by the Company during 2006 and 2005.

All Other Fees

All other fees amounts include 401K audit in 2005 and software licensing fees in 2006.

(1)	The 2005 fees reported in the chart provided above have been adjusted from amounts previously reported to include the final bill for the 2005 audit which was billed in 2006.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

The audit committee has adopted a policy that requires advance approval of all audit services and non-audit services performed by the independent registered public accounting firm or other public accounting firms. Audit services approved by the audit committee within the scope of the engagement of the independent registered public accounting firm are deemed to have been pre-approved.

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

Employment Agreement between the Registrant and Andrew J. Graf, dated May 24, 2005 (Incorporated by reference from Exhibit 10.28 to Amendment No. 1 to Form 10-K/A (filed by the registrant on April 26, 2007.)

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

23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No. 24: Power of Attorney

24.1††	—	Power of Attorney

Exhibit Nos. 31 and 32: Additional Exhibits

31.1	—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.
†	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007.
††	Incorporated by reference to signature page to the registrant's Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 16, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 7th day of May, 2007.

VIEWPOINT CORPORATION

Dated: May 7, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: May 7, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: May 7, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Chief Financial Officer (Principal Financial Officer)
Dated: May 7, 2007	By:	*
Samuel H. Jones, Jr. Director
Dated: May 7, 2007	By:	*
Dennis R. Raney Director
Dated: May 7, 2007	By:	*
James J. Spanfeller Director
Dated: May 7, 2007	By:	*
Harvey D. Weatherson Director

* Patrick Vogt, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.

	By:	/s/ PATRICK VOGT
Patrick Vogt Attorney-in-fact

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIEWPOINT CORPORATION
Dated: May 7, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt President and Chief Executive Officer
Dated: May 7, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Chief Financial Officer