Form 10-Q
period 2007-03-31
VIEWPOINT CORP
filed 2007-05-11
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________________ to ________________________

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
	Large Accelerated Filer [ ]	Accelerated Filer [X]	Non-accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

As of May 9, 2007, 81,587,000 shares of $0.001 par value common stock were outstanding.

TABLE OF CONTENTS
		Page
	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets – March 31, 2007
	and December 31, 2006 (unaudited)	3
	Consolidated Statements of Operations – Three months
	ended March 31, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Cash Flows – Three months ended
	March 31, 2007 and 2006 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
	PART II – OTHER INFORMATION
Item 6.	Exhibits	28
	Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,749	$4,154
Marketable securities	1,034	113
Accounts receivable, net of reserve of $223 and $230, respectively	2,520	3,037
Prepaid expenses and other current assets	547	543
Total current assets	5,850	7,847
Restricted cash	192	190
Property and equipment, net	919	1,023
Goodwill	14,882	14,882
Intangible assets, net	3,534	3,689
Other assets	43	56
Total assets	$25,420	$27,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,390	$1,660
Accrued expenses	387	401
Deferred revenues	61	70
Current portion of notes payable	389	389
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231
Total current liabilities	3,003	3,296
Deferred rent	206	232
Warrants to purchase common stock	310	467
Subordinated notes	2,368	2,456
Unicast notes	1,500	1,541
Total liabilities	7,387	7,992

Commitments and Contingencies (note 5)
Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares
issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $.001 par value; 67,830
shares issued and 67,670 shares outstanding at March 31,
2007, and 67,830 shares issued and 67,670 shares outstanding
at December 31, 2006	68	68
Paid-in capital	306,552	306,214
Treasury stock at cost; 160 at March 31, 2007 and December 31, 2006	(1,015)	(1,015)
Accumulated other comprehensive income	4	14
Accumulated deficit	(287,576)	(285,586)
Total stockholders' equity	18,033	19,695
Total liabilities and stockholders' equity	$25,420	$27,687

The accompanying notes are an integral part of these consolidated financial statements.

     VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Advertising systems	$1,110	$1,595
Search	1,485	1,789
Services	719	553
Licenses	6	46
Total revenues	3,320	3,983
Cost of Revenues:
Advertising systems	452	1,040
Search	43	36
Services	481	663
Licenses	-	6
Total cost of revenues	976	1,745
Gross profit	2,344	2,238

Operating expenses:
Sales and marketing	1,195	1,578
Research and development	810	1,088
General and administrative	2,078	2,359
Depreciation	115	117
Amortization of intangible assets	128	110
Restructuring charges	-	92
Total operating expenses	4,326	5,344

Loss from operations	(1,982)	(3,106)

Other income (expense):
Interest and other income	51	79
Interest expense	(204)	(287)
Change in fair value of warrants to purchase common stock	157	(628)
Other income (expense):	4	(836)

Loss before provision for income taxes	(1,978)	(3,942)
Provision for income taxes	12	7

Net loss	$(1,990)	$(3,949)

Basic and diluted net loss per common share:
Net loss per common share	$(0.03)	$(0.06)

Weighted average number of shares outstanding — basic and diluted	67,670	64,864

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,

	2007	2006
Cash flows from operating activities:
Net loss	$(1,990)	$(3,949)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation charges	338	668
Depreciation and amortization	297	283
Provision for bad debt	(7)	1
Changes in fair values of warrants to purchase common stock	(157)	628
Amortization of debt discount and issuance costs	146	236
Changes in operating assets and liabilities
Accounts receivable	524	1,758
Prepaid expenses	(4)	(831)
Accounts payable	(270)	(491)
Accrued expenses	(40)	4
Deferred revenues	(9)	(26)
Other	-	(1)
Net cash used in operating activities	(1,172)	(1,720)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	-	3,645
Purchases of marketable securities	(931)	(4,790)
Increase in restricted cash	(2)	(2)
Purchases of property and equipment	(37)	(53)
Purchases of patents and trademarks	(1)	(16)
Net cash used in investing activities	(971)	(1,216)

Cash flows from financing activities:
Repayment of Subordinate Notes	(165)	(450)
Repayment of Unicast Debt	(97)	(33)
Proceeds from exercise of stock options	-	761
Net cash (used in) provided by financing activities	(262)	278

Net decrease in cash and cash equivalents	(2,405)	(2,658)
Cash and cash equivalents at beginning of year	4,154	6,437
Cash and cash equivalents at end of year	$1,749	$3,779

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$12	$7
Cash paid during the period for interest	21	53
Unrealized (loss) on marketable securities	(10)	(1)

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Viewpoint Corporation (“Viewpoint” or the “Company”) for the interim periods.

     These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or other future periods.

     The 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation regarding the allocation of depreciation and amortization expense from operating expense to cost of revenues; this allocation commenced during the three months ended June 30, 2006. Depreciation and amortization expense of $0.1 million was recorded in cost of revenues for the three months ended March 31, 2006.

     The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidity

     The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash, cash equivalents and marketable securities of $2.8 million at March 31, 2007. During the quarter ended March 31, 2007, net cash used in operations amounted to $1.2 million. As of March 31, 2007, the Company had an accumulated deficit of $287.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

     There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. Without improving operating results through increasing revenues, reducing expenses and/or raising additional capital, future operations will need to be discontinued. All these factors raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company entered into a Securities Purchase Agreement with certain accredited investors, including DG FastChannel, Inc., as to which the Company also entered into a strategic partnership (see note 8), dated as of May 4, 2007, under which Viewpoint issued 13.3 million shares of Viewpoint common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. As discussed in note 8, on May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million. While the proceeds from the private placement provide additional liquidity, the Company still believes that near term operating levels require that the Company improve operating results through cost cutting measures, increases in revenues or both in order to mitigate the substantial doubt as to the Company’s ability to continue as a going concern.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Of the 13.3 million shares and 3.3 million warrants issued in the agreement, DG FastChannel, Inc. received 10.8 million shares and 2.7 million warrants in consideration for $4.3 million.

     In connection with the private placement, Viewpoint entered into a Registration Rights Agreement with the investors pursuant to which Viewpoint is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

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

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include revenue, receivables, liabilities, warrants, goodwill, and the useful lives of intangible and fixed assets.

Net Loss Per Common Share

     Basic net loss per common share is computed using the weighted average number of shares of outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. The calculation of diluted loss per common share for March 31, 2007 and 2006 excludes approximately 10.6 million and 13.5 million of common share equivalents respectively, because they do not have a dilutive effect.

Comprehensive Income (Loss)

     For all periods presented, the difference between net loss and comprehensive net loss was not material.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At March 31, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as general and administrative expense as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which are the federal government and states of New York and California.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

2. Goodwill and Intangible Assets

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

     Goodwill impairment has been assessed on a reporting unit basis based on the net asset value of each segment, including goodwill, and the estimated fair market value of each reporting unit. Fair market value of a reporting unit is estimated based on a comparison of that segment’s revenue or gross profit performance to the performance of similar companies, as well as discounted cash flows, using a discount rate of 16%.

     A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the quarter ended March 31, 2007 by aggregated segment are as follows (in thousands):

		Goodwill
		Advertising Systems
	Technology		Services	Total	Intangible Assets
Balance as of December 31, 2006	10,206	2,039	2,637	14,882	3,689
Additions during period	-	-	-	-	1
Amortization	-	-	-	-	(156)
Balance as of March 31, 2007	10,206	2,039	2,637	14,882	3,534

     The changes in the carrying amounts of goodwill by reporting unit, and intangible assets for the quarter ended March 31, 2006, are as follows (in thousands):

		Goodwill
		Advertising Systems
	Technology		Services	Total	Intangible Assets
Balance as of December 31, 2005	10,206	2,039	13,292	25,537	4,131
Additions during period	-	-	-	-	16
Amortization	-	-	-	-	(138)
Balance as of March 31, 2006	10,206	2,039	13,292	25,537	4,009

     As of March 31, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Website Partner Relationships - Unicast	$3,772	$(872)	$2,900	$3,772	$(778)	$2,994
Acquired Technology - Unicast	410	(326)	84	410	(299)	111
Patents and Trademarks - Unicast	326	(157)	169	326	(141)	185
Fotomat	134	(19)	115	134	(8)	126
Patents and Trademarks	439	(173)	266	438	(165)	273
Total Intangible Assets	$5,081	$(1,547)	$3,534	$5,080	$(1,391)	$3,689

     Amortization of intangible assets is estimated to be $0.7 million a year for the next five years.

3. Long-Term Debt

     Subordinated Notes

     In March 2007, the Company and the Clarke Estates, a subordinated note holder, who holds ownership interest in the Company’s stock of approximately 12%, amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009. In addition, the Clarke Estates waived the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Viewpoint of $0.2 million to the holder of the subordinated note, and the addition of $0.3 million to the principle amount of the note payable at maturity but not subject to interest.

     Following the guidance in EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No 15,” the Company accounted for the second amendment to the subordinated note, which was issued in March 2003, note as a troubled debt transaction in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Pursuant to SFAS 15 and EITF 02-4, if the Company is deemed to be experiencing financial difficulty and the Company’s effective borrowing rate in the restructuring is decreased, the Holder is deemed to have granted a concession. Since the Company announced there was substantial risk to continue as a going concern, the Company was deemed to be experiencing financial difficulties. The Company’s effective borrowing rate is determined by the carrying value of the debt and the timing and amount of future cash payments. The Company determined that the effective borrowing rate was lowered. Accordingly, the Company accounted for the amendment as a troubled debt restructuring, and therefore, no change was made to the carrying value of the debt. In addition the interest expense over the remaining life of the note will be determined by an effective borrowing rate of 21%.

     The Company’s total carrying value of long-term debt at March 31, 2007 and December 31, 2006 is as follows (amounts in thousands):

	March 31	December 31
	2007	2006

Subordinated notes	$2,368	$2,456
Unicast notes	1,889	1,930
Total long-term debt	4,257	4,386
Less current portion	389	389
Long-term debt, net of current portion	$3,868	$3,997

     The reconciliation of the carrying value to the face value of each note as of March 31, 2007, is as follows (amounts in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Subordinated Notes
		Unicast Notes	Total

Book value of long-term debt	$2,368	$1,889	$4,257
Discount on long-term debt	982	440	1,422
Face value of the long-term debt	$3,350	$2,329	$5,679

     The maturity schedule for the Company’s debt subsequent to March 31, 2007 is as follows (amounts in thousands):

Maturity

Nine months ending December 31, 2007	$221
2008	350
2009	3,700
2010	350
2011	1,058
$5,679

4. Stock-based Compensation

     The assumptions used to value option grants for the quarters ended March 31, 2007 and March 31, 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.58%	4.72%
Dividend yield	-	-
Volatility factor	1.39	1.35
Weighted average expected life in years	3.9	4.6

     As of March 31, 2007, there was $3.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Viewpoint employees.

5. Commitments & Contingencies

Legal Proceedings

     The Company is engaged in certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Segment Information and Enterprise-Wide Disclosures

The Company operates in three separate segments: technology, advertising systems and services. The following tables present selected operating results and asset financial information by segment,

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenues:
Advertising systems	$1,110	$1,595
Technology:
Licenses	6	46
Search	1,485	1,789
Total technology revenue:	1,491	1,835

Services	719	553

Total revenues	3,320	3,983
Cost of Revenues:
Advertising systems	452	1,040
Technology:
License	-	6
Search	43	36
Total technology cost of revenues	43	42
Services	481	663
Total cost of revenues	976	1,745
Gross profit	$2,344	$2,238

Advertising systems	$658	$555
Technology:
Licenses	6	40
Search	1,442	1,753
Total technology gross profit	1,448	1,793
Services	238	(110)
Total gross profit	$2,344	$2,238

Gross profit margin
Advertising systems	59%	35%
Technology:
Licenses	100	87
Search	97	98
Total technology gross profit margin	97	98
Services	33	-20
Total gross profit	71%	56%

	March 31, 2007	December 31, 2006
	(In thousands)
Total assets:
Technology	$11,776	$12,512
Advertising Systems	7,110	3,925
Services	3,559	6,793
Corporate (*)	2,975	4,457
Total assets:	$25,420	$27,687

* Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Subsequent Events

Acquisition of Makos Advertising, L.P.

     On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. On April 30, 2007, the Company completed the Purchase Agreement. In exchange for the all of the outstanding partnership interests of Makos Advertising, L.P., the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos Advertising, L.P. and paid $0.6 million in cash.

     The number of shares issuable and the amount of cash payable by the Company are subject to adjustment based on (i) the difference in the estimated net book value of Makos Advertising, L.P. based on the year-end balance sheet as compared to the net book value as of the closing date of the transaction and (ii) subsequent receipt by the Company of accounts receivable outstanding on the closing date of the transaction.

     The Company also paid off outstanding debt in the form of a line of credit owed by Makos Advertising, L.P. in the amount of approximately $0.1 million and also assumed outstanding debt relating to another line of credit in the amount of approximately $0.1 million.

Private Placement of Common Stock and Warrants

     The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million ). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. On May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million.

     In connection with the private placement, The Company entered into a Registration Rights Agreement with the investors pursuant to which The Company is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

Strategic Partnership with DG FastChannel

     On May 7, 2007, in connection with the investment by DG FastChannel, Inc. of $4.3 million of the $5.3 million raised in the private placement referenced above, the Company announced that it had entered into a strategic partnership with DG FastChannel, Inc., the leading provider of digital media services to the advertising and broadcast industries. DG FastChannel will integrate its media services platform with the Company’s Unicast advertising solutions technology to launch its latest advertising industry innovation by deploying a next-generation platform for managing and delivering both traditional and interactive advertising.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

     In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2007 and our Annual Report on Form 10-K for 2006. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.

Overview

     Overview. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash, cash equivalents and marketable securities of $2.8 million at March 31, 2007. During the quarter ended March 31, 2007, net cash used in operations amounted to $1.2 million. As of March 31, 2007, the Company had an accumulated deficit of $287.6 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations during 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

     There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. Without improving operating results through increasing revenues, reducing expenses and/or raising additional capital, future operations will need to be discontinued. All these factors raise substantial doubt about the Company’s ability to continue as a going concern.

     The Company entered into a Securities Purchase Agreement with certain accredited investors, including DG FastChannel, Inc., as to which the Company also entered into a strategic partnership (see note 8), dated as of May 4, 2007, under which Viewpoint issued 13.3 million shares of Viewpoint common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. As discussed in note 8, on May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million. While the proceeds from the private placement provide additional liquidity the Company still believes that near term operating levels require that the Company improve operating results through cost cutting measures, increases in revenues or both in order to mitigate the substantial doubt as to the Company’s ability to continue as a going concern.

     Of the 13.3 million shares and 3.3 million warrants issued in the agreement, DG FastChannel, Inc. received 10.8 million shares and 2.7 million warrants in consideration for $4.3 million.

     In connection with the private placement, Viewpoint entered into a Registration Rights Agreement with the investors pursuant to which Viewpoint is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

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

     In March 2004, Viewpoint entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray.

     The Company executed a search advertising agreement with Yahoo! in 2004, which was amended in 2006. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for access to the Company’s distribution and exclusive rights to display search results through the Viewpoint Toolbar. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results. In October 2005, we launched version 3.5 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or purchase printed copies of the photographs. We had licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. In November 2006, Viewpoint purchased the trademark and URL to Fotomat outright. The Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

     Prior to launching our Search product we principally leveraged our distributed base of Viewpoint Media Players (VMP) by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the VMP in 1999. Simultaneously, Viewpoint released a suite of free content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP’s that we used to launch our Search Toolbar business.

     We provide fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2007 include America Online, Toyota Motor Services, General Electric and Honda.

     Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of March 31, 2007, had an accumulated deficit of $287.6 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth for the three months ended March 31, 2007 and 2006, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,

	2007	2006
Statements of Operations Data
Revenues:
Advertising systems	33%	40%
Search	45	45
Services	22	14
Licenses	-	1
Total revenues	100	100
Cost of revenues:
Advertising systems	14	26
Search	1	1
Services	14	17
Licenses	-	-
Total cost of revenues	29	44
Gross profit	71	56

Operating expenses:
Sales and marketing	36	40
Research and development	24	27
General and administrative	63	59
Depreciation	4	3
Amortization of intangible assets	4	3
Restructuring charges	-	2
Total operating expenses	131	134
Loss from operations	(60)	(78)
Other income (expense):
Interest and other income, net	2	2
Interest expense	(6)	(7)
Change in fair value of warrants to purchase common stock	5	(16)
Other income (expense)	1	(21)
Loss before provision for income taxes	(59)	(99)
Provision for income taxes	-	-
Net loss	(59)%	(99)%

Critical Accounting Policies and Estimates

      Viewpoint’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s critical accounting policies and estimates refer to the Company’s 2006 Form 10-K and amendments.

Financial Performance Summary

     Viewpoint reported total revenue of $3.3 million for the first quarter 2007 compared to $4.0 million for the first quarter 2006. The lower revenues were attributable to a decline in Ad Serving revenues of $0.5 million and a decline in Search revenues of $0.3 million offset by Services revenue increasing by $0.2 million. Gross profit increased $0.1 million despite the decline in revenue since cost of revenues decreased by $0.8 million compared to the first quarter of 2006 due to a decrease in media management revenue, which typically has lower margins. Operating loss for the first quarter of 2007 was $2.0 million compared to $3.1 million in the first quarter of 2006 due to overall lower operating expenses. Net loss for the first quarter 2007 was $2.0 million, or a loss of $0.03 per share, compared to a net loss of $3.9 million, or a loss of $0.06 per share, in the first quarter of 2006.

     Viewpoint’s cash, cash equivalents, and marketable securities as of March 31, 2007 were $2.8 million. This can be compared to cash, cash equivalents, and marketable securities of $4.3 million at December 31, 2006. The decrease in cash, cash equivalents, and marketable securities can be principally attributed to the loss from operations during the quarter.

Revenues

	Three Months Ended March 31,

	2007	2006	% Change
Advertising systems	$1,110	$1,595	(30)%
Search	1,485	1,789	(17)%
Services	719	553	30%
Licenses	6	46	(87)%
Total revenues	$3,320	$3,983	(17)%

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

     Additionally in March 2004 Viewpoint entered the internet search business by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase and began delivering the Viewpoint Toolbar Version 1.0. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, which collects a fee from the advertiser and remits a percentage of the fee to Viewpoint. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

     Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project including an acceptable profit margin. Revenue is recognized on a proportional performance basis if all other revenue recognition criteria are satisfied. During 2006 and 2007, the Company continued its strategy of concentrating on executing larger creative projects.

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

     The Company recognized $1.1 million in advertising systems revenue during the three months ended March 31, 2007 compared to $1.6 million for the same period in 2006. This revenue was generated by delivering advertising impressions to websites in several different formats including video. The revenue is primarily driven by a reduction in pricing for a key customer, as well as a reduction in the amount of media management for the quarter.

     Search revenues were $1.5 million for the three months ended March 31, 2007 compared to $1.8 million in the three months ended March 31, 2006. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, which remits a percentage of the fee to Viewpoint. The Company had installed 8.7 million Viewpoint Toolbars through December 31, 2004, 12.4 million through March 2005, 21.4 million through December 31, 2005 ,26.6 million through December 31, 2006 and 28.2 million through March 31, 2007. Internet users can uninstall the Viewpoint Toolbar, and through December 31, 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 9.9 million by December 31, 2005, 13.5 million by December 31, 2006, and 14.1 million by March 31, 2007.

     Service revenues were $0.7 million for the three months ended March 31, 2007 compared to $0.6 million for the same period in 2006. The Company believes that it will be able to increase revenues in this segment if licensees continue to ask the Company for assistance in building more content using the Viewpoint Platform to be used at their websites.

     The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will be insignificant in 2007.

Cost of revenues

	Three Months Ended
	March 31,		%
	2007	2006	Change
Cost of Revenues:
Advertising Systems	$452	$1,040	(57)%
Percentage of Advertising Systems Revenues	41%	65%

Search	$43	$36	19%
Percentage of Search Revenues	3%	2%

Services	$481	$663	(27)%
Percentage of Services Revenues	67%	120%

Licenses	$-	$6	(100)%
Percentage of Licenses Revenues	-%	13%

     Cost of revenues from advertising systems was $0.4 million for the three months ended March 31, 2007 compared to $1.0 million for the same period last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. Included in the current period is a favorable adjustment of $0.2 million related to an over-accrual from a prior period.

     The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal, and the Company believes that these costs will stay consistent.

     Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.5 million for the three months ended March 31, 2007 decreased by $0.2 million compared to the same period last year. The decrease in cost of revenues for services is attributable to a reduction in force that took place in March 2006. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2007 as the Company continues to move the department to a variable cost model.

Sales and marketing

	March 31,
	2007	2006	% Change
	(dollars in thousands)
Sales and Marketing	$1,195	$1,578	(24)%
Percentage of total revenues	36%	40%

     Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

     Sales and marketing expenses of $1.2 million for the three months ended March 31, 2007 decreased by $0.4 million compared to the same period last year. The decrease was principally due to a reduction in sales and marketing salaries resulting from a decrease in force and the discontinuance of licensing fees paid to Fotomat. In addition, the average employee’s salary expense decreased due to the addition of lower paid employees

Research and development

	March 31,
	2007	2006	% Change
	(dollars in thousands)
Research and development	$810	$1,088	(26)%
Percentage of total revenues	24%	27%

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

     Research and development expenses decreased by $0.3 million for the three months ended March 31, 2007 compared to the same period last year. The most significant change resulted from salaries which decreased by $0.2 million associated with a 35% decrease in the number of employees in this group during the past year.

General and administrative

	March 31,
	2007	2006	% Change
	(dollars in thousands)
General and Administrative	$2,078	$2,359	(12)%
Percentage of total revenues	63%	59%

     General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, and insurance expense.

     General and administrative expenses decreased by $0.3 million, or 12%, for the year ended December 31, 2007 compared to the same period last year. The decrease in general and administrative expenses was due primarily to a decrease in salaries and fringe benefits.

Depreciation expense

	March 31,
	2007	2006	% Change
	(dollars in thousands)
Depreciation	$115	$117	(2)%
Percentage of total revenues	4%	3%

     Depreciation expense was flat for the three months ended March 31, 2007, compared to the same period last year.

Amortization of intangible assets

	March 31,
	2007	2006		% Change
	(dollars in thousands)
Amortization of intangible assets	$128		$110	16%
Percentage of total revenues	4%		3%

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

Restructuring charges

		March 31,
	2007	2006		% Change
	(dollars in thousands)
Restructuring charges	$-		$92	(100	) %
Percentage of total revenues	-%		2%

     The Company implemented a restructuring plan in March 2006 designed to streamline the services business. Under this plan the Company eliminated 10 positions in the services group and relocated the management of the group from its New York office to its existing Los Angeles office. This restructuring plan was completed by March 31, 2006 and the severance was paid in the second quarter of 2006. No restructuring costs have been incurred in the current period.

Interest and other income, net

	March 31,
	2007	2006	% Change
	(dollars in thousands)
Interest and other income, net	$51	$79	(35	) %
Percentage of total revenues	2%	2%

     Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

	March 31,
	2007		2006		% Change
	(dollars in thousands)
Interest expense	$(204)		$(287)		29%
Percentage of total revenues	(6	) %	(7	) %

     Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. The decrease is primarily the result of a lowering of the effective borrowing rate on the subordinated notes and a principal payment of $0.2 million resulting from a restructuring that occurred in March 2007. The notes were executed and funded during the first quarter of 2003. During March and June 2004, all of the convertible notes were converted into shares of the Company’s common stock.

Changes in fair value of warrants to purchase common stock

	March 31,
	2007	2006		% Change
	(dollars in thousands)
Changes in fair value of warrants to purchase common stock	$157	$(628)		(125	) %
Percentage of total revenues	5%	(16	) %

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

     For the three months ended March 31, 2007, the Company recorded income based on the change in the fair value of the original warrants of $0.2 million related to a decrease in the Company’s stock price. For the three months ended March 31, 2006, the Company recorded expense of $0.6 based on the change in the fair values of the warrants related to an increase in the Company’s stock price.

Provision for income taxes

	March 31,
	2007	2006	% Change
	(dollars in thousands)
Provision for income taxes	$12	$7	71%
Percentage of total revenues	0%	-%

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
  If our common stock were to be de-listed from NASDAQ after December 31, 2008 we would be in default of certain loan covenants which could require the accelerated payment of our $3.4 million subordinated loan that is scheduled to mature in September 2009.
  Our efforts to distribute our graphically enhanced toolbar may experience setbacks limiting or reducing our search revenue.

  The success of our graphically enhanced search operations depends on users satisfaction with search results supplied by Yahoo!.
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
  Our failure to successfully compete may hinder our growth.
  Our revenues will be subject to seasonal fluctuations.
  We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.
  We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.
  We will need to keep pace with rapid technological changes in the internet search and advertising industries.
  Our ad campaign management and deployment solution may not be successful and may cause business disruption.
  We might experience significant defects in our products.
  Our technical systems are vulnerable to interruption and damage.
  Our management team has only recently started working together.
  Our stock is volatile, which could subject us to class action litigation.
  Our charter documents could make it more difficult for an unsolicited third party to acquire us.
  The market for digital visualizations solutions is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace.
  We may be unable to protect our intellectual property rights.
  We may be liable for infringing on the intellectual property rights or others.
  Regulatory and legal uncertainties could harm our business.
  Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.
  Internet security poses a risk to our business.

Recent Accounting Pronouncements

       In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At March 31, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as general and administrative expense as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which include the federal government and the states of New York and California.

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

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

     Cash, cash equivalents, and marketable securities totaled $2.8 million at March 31, 2007, down from $4.3 million at December 31, 2006.

	March 31,
	2007	2006
	(dollars in millions)
Cash (used in) operating activities	$(1.2)	$(1.7)
Cash (used in) investing activities	(1.0)	(1.2)
Cash (used in) provided by financing activities	(0.3)	0.3

Operating activities

     In the three months ended March 31, 2007, cash used in operating activities was $1.2 million, a decrease of $0.5 million compared to the three months ended March 31, 2006. The decrease in the use of cash is primarily due to a decrease in net loss of $1.9 million offset by a decrease in cash from receivables of $1.2 million.

Investing activities

     In the three months ended March 31, 2007, cash used in investing activities was $1.0 million, primarily as a result of net purchases of marketable securities of $0.9 million.

     In the three months ended March 31, 2006, cash used in investing activities was $1.2 million, primarily as a result of net purchases of marketable securities of $1.1 million.

Financing activities

     In the three months ended March 31, 2007, net cash used by financing activities was $0.3 million, resulting from the $0.2 million charge related to the troubled debt restructuring that was recorded as a reduction in debt proceeds and the repayment of Unicast debt.

     In the three months ended March 31, 2006, net cash provided by financing activities was $0.3 million, resulting from the exercise of stock options of $0.8 million which was offset by cash used for the repayment of debt totaling $0.5 million.

     As of March 31, 2007, the Company had cash commitments totaling approximately $9.2 million through 2011, related mainly long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period
	(dollars in thousands)
					More than 5
	Total	1 Year or Less	2-3 Years	4-5 Years	Years
Long-Term Debt Obligations	$3,350	$–	$3,350	$–	$–
Operating Lease Obligations	2,555	791	1,764	–	–
Interest Payments on Long-Term Debt Obligations	597	166	364	67	–
Unicast Debt Obligations	2,329	221	700	1,408	–
Purchase Obligations	395	395	–	–	–
Total	$9,226	$1,573	$6,178	$1,475	$–

Long-Term Debt

     In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Viewpoint of $0.2 million to the holder of the subordinated note, and adding $0.3 million to the principle of the note. In addition, the amended note also extended the aforementioned de-listing covenant until December 31, 2008. Also see Note 3 to the accompanying financial statements.

Other Transactions

     On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. On April 30, 2007, the Company Corporation completed the Purchase Agreement. In exchange for the all of the outstanding partnership interests of Makos Advertising, L.P., the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos Advertising, L.P. and paid $0.6 million in cash.

     The number of shares issuable and the amount of cash payable by the Company are subject to adjustment based on (i) the difference in the estimated net book value of Makos Advertising, L.P. based on the year-end balance sheet as compared to the net book value as of the closing date of the transaction and (ii) subsequent receipt by the Company of accounts receivable outstanding on the closing date of the transaction.

     The Company also paid off outstanding debt in the form of a line of credit owed by Makos Advertising, L.P. in the amount of approximately $0.1 million and also assumed outstanding debt relating to another line of credit in the amount of approximately $0.1 million.

     The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which The Company issued 13.3 million shares of the Company common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million ). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. On May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million.

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

Item 4. Disclosure Controls and Procedures

     Based on our management’s evaluation, with the participation of our chief executive officer and our chief financial officer, as of March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were ineffective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

     Our chief executive officer and chief financial officer reached the conclusion expressed in the preceding paragraph because we failed to prepare and report the information required by Schedule 14A within the time period as specified in the rules and forms of the SEC.

     We believe that our failure to prepare and file with the SEC the information incorporated by reference described above within the time periods specified in the rules and forms of the SEC resulted from an inadequacy in our disclosure controls and procedures, which have remediated in the second quarter of 2007 by appointing one employee specifically responsible for monitoring SEC reporting deadlines that reports directly to the CEO.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the first quarter of our fiscal year 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

VIEWPOINT CORPORATION

Dated: May 10, 2007	By: /s/ PATRICK VOGT
Patrick Vogt
President and Chief Executive Officer

Dated: May 10, 2007	By: /s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan
Chief Financial Officer