Form 10-Q
period 2007-06-30
VIEWPOINT CORP
filed 2007-08-09
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission file number: 0-27168
____________________________
VIEWPOINT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4102687
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

498 Seventh Avenue, Suite 1810, New York, NY 10018
(Address of principal executive offices and zip code)

(212) 201-0800
(Registrant’s telephone number, including area code)
____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]

As of August 6, 2007, 82,613,584 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,401	$4,154
Marketable securities	312	113
Accounts receivable, net of reserve of $242 and $230, respectively	3,353	3,037
Prepaid expenses and other current assets	593	543
Total current assets	9,659	7,847
Restricted cash	194	190
Property and equipment	916	1,023
Goodwill	15,103	14,882
Intangible assets, net	4,086	3,689
Other assets	59	56
Total assets	$30,017	$27,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,853	$1,660
Accrued expenses	442	401
Deferred revenues	101	70
Current portion of notes payable	488	389
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231
Total current liabilities	3,660	3,296
Deferred rent	183	232
Warrants to purchase common stock	4,131	467
Subordinated notes	2,446	2,456
Unicast notes	1,459	1,541
Total liabilities	11,879	7,992

Commitments and Contingencies (note 5)

Stockholders' equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares
issued and outstanding on June 30, 2007 and December 31, 2006	-	-
Common stock, $.001 par value; 100,000 shares authorized - 82,774 shares issued and 82,614 shares outstanding at June 30,
2007, and 67,830 shares issued and 67,670 shares outstanding
at December 31, 2006	83	68
Paid-in capital	311,798	306,214
Treasury stock at cost; 160 at June 30, 2007 and December 31, 2006	(1,015)	(1,015)
Accumulated other comprehensive income	10	14
Accumulated deficit	(292,738)	(285,586)
Total stockholders' equity	18,138	19,695
Total liabilities and stockholders' equity	$30,017	$27,687

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Advertising systems	$1,426	$3,013	$2,536	$4,608
Search	1,726	1,573	3,211	3,362
Services	680	1,091	1,399	1,644
Licenses	5	32	11	78
Total revenues	3,837	5,709	7,157	9,692

Cost of revenues:
Advertising systems	913	2,199	1,365	3,239
Search	28	38	71	74
Services	509	648	990	1,311
Licenses	-	2	-	8
Total cost of revenues	1,450	2,887	2,426	4,632
Gross profit	2,387	2,822	4,731	5,060

Operating expenses:
Sales and marketing	1,322	1,449	2,517	3,027
Research and development	804	1,068	1,614	2,156
General and administrative	2,507	2,226	4,585	4,585
Depreciation	113	107	228	224
Amortization of intangible assets	230	111	358	221
Restructuring charges	-	-	-	92
Total operating expenses	4,976	4,961	9,302	10,305

Loss from operations	(2,589)	(2,139)	(4,571)	(5,245)

Other income (expense), net:
Interest and other income; net	61	90	112	169
Interest expense	(200)	(209)	(404)	(496)
Changes in fair values of warrants to purchase common stock	(2,418)	(544)	(2,261)	(1,172)
Total other income (expense)	(2,557)	(663)	(2,553)	(1,499)

Loss before provision for income taxes	(5,146)	(2,802)	(7,124)	(6,744)
Provision for income taxes	16	19	28	26

Net loss	$(5,162)	$(2,821)	$(7,152)	$(6,770)

Basic and diluted net loss per common share:	$(0.07)	$(0.04)	$(0.10)	$(0.10)

Weighted average number of shares outstanding — basic and diluted	76,577	66,505	72,148	65,689

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,152)	$(6,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	981	1,163
Depreciation and amortization	695	555
Provision for bad debt	11	13
Changes in fair values of warrants to purchase common stock	2,261	1,172
Amortization of debt discount and issuance costs	280	381
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(203)	1,455
Prepaid expenses	(56)	(26)
Accounts payable	(6)	(665)
Accrued expenses	(4)	137
Deferred revenues	31	(56)
Other	-	34
Net cash used in operating activities	(3,162)	(2,607)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	970	5,480
Purchases of marketable securities	(1,173)	(8,532)
Net increase in restricted cash	(4)	(3)
Purchases of property and equipment	(152)	(215)
Acquisition of Makos, net of cash acquired	(384)	-
Purchases of patents and trademarks	(61)	(61)
Net cash used in investing activities	(804)	(3,331)

Cash flows from financing activities:
Payment of Makos debt	(142)
Repayment of Subordinated Notes	(165)	(450)
Repayment of Unicast Debt	(194)	(130)
Proceeds from issuance of common stock and warrants net of issuance costs	4,974	-
Proceeds from exercise of stock options	740	1,883
Net cash provided by financing activities	5,213	1,303

Net increase (decrease) in cash and cash equivalents	1,247	(4,635)
Cash and cash equivalents at beginning of period	4,154	6,437
Cash and cash equivalents at end of period	$5,401	$1,802

continued

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	28	26
Cash paid during the period for interest	115	116
Net Assets acquired in Makos acquisitions:
Accounts receivable, net	170	-
Other assets	10	-
Fixed assets	22	-
Goodwill and Intangible assets	971	-
Accounts payable and accrued expenses	(200)	-
Makos - note payable	(99)	-
Deferred revenue	(47)	-
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Makos acquisition
Common stock	(1)	-
Paid-in capital	(306)	-

Unrealized loss on marketable securities	(4)	(8)
Purchase of property and equipment accrued and not yet paid	-	9

The accompanying notes are an integral part of these consolidated financial statements

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

          These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or other future periods.

          The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidity

          The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash, cash equivalents and marketable securities of $ 5.7 million at June 30, 2007. During the six months ended June 30, 2007, net cash used in operations amounted to $ 3.2 million. As of June 30, 2007, the Company had an accumulated deficit of $ 292.7 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations for the remainder of 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

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

          On May 4, 2007, the Company entered into a Securities Purchase Agreement with certain accredited investors, including DG FastChannel, Inc., as to which the Company also entered into a strategic partnership (see note 8), under which Viewpoint issued 13.3 million shares of Viewpoint common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. As discussed in note 8, on May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million. While the proceeds from the private placement provide additional liquidity, the Company still believes that near term operating levels require that the Company improve operating results through cost cutting measures, increases in revenues or both in order to mitigate the substantial doubt as to the Company’s ability to continue as a going concern.

          Of the 13.3 million shares and 3.3 million warrants issued in the agreement, DG FastChannel, Inc. received 10.8 million shares and 2.7 million warrants in consideration for $4.3 million.

          In connection with the private placement completed in May 2007, Viewpoint entered into a Registration Rights Agreement with the investors pursuant to which Viewpoint is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement. The Company filed a registration statement on Form S-3 with the SEC on June 18, 2007 and an amendment to the Form S-3 with the SEC on August 1, 2007. On August 7, 2007, the SEC declared the registration statement effective.

          The Nasdaq Stock Market (“Nasdaq”) notified Viewpoint Corporation (the “Company”) on November 27, 2006 that the Company’s common stock could be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that the Company had until May 29, 2007 to regain compliance with the listing standards of The Nasdaq Global Market. On May 24, 2007, the

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Company received written notification from Nasdaq that the Staff had approved the Company’s application to transfer the listing of the Company’s common stock from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities commenced trading on The Nasdaq Capital Market effective May 29, 2007.

          On June 6, 2007, the Company received notification from Nasdaq that the Company has regained compliance with Nasdaq’s continued listing requirements under Marketplace Rule 4310(c)(4). The notification provided that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, Nasdaq advised the Company that this matter is now closed.

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impact the following accounts: revenue, receivables, liabilities, warrants, goodwill, the useful lives of intangible and fixed assets and employee stock compensation.

Net Loss Per Common Share

          Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding, and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Because they do not have a dilutive effect, approximately 12.5 million and 11.5 million of common share equivalents for the three and six months ended June 30, 2007, respectively, and approximately 12.4 million and 13.4 million for the three and six months ended June 30, 2006, respectively, were excluded from the calculation of diluted loss per common share.

Comprehensive Income (Loss)

          For all periods presented, the difference between net loss and comprehensive net loss was not material.

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At January 1, 2007 and June 30, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as general and administrative expense as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which are the federal government and states of New York and California.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Goodwill and Intangible Assets

          As required by SFAS No. 142, goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

          A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the three and six months ended June 30, 2007 by aggregated segment are as follows (in thousands):

	Goodwill
		Advertising			Intangible
	Technology	Systems	Services	Total	Assets
Balance as of December 31, 2006	10,206	2,039	2,637	14,882	3,689
Additions during period	-	-	-	-	1
Amortization	-	-	-	-	(156)
Balance as of March 31, 2007	10,206	2,039	2,637	14,882	3,534
Additions during period	-	-	221	221	810
Amortization	-	-	-	-	(258)
Balance as of June 30, 2007	10,206	2,039	2,858	15,103	4,086

          As of June 30, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	June 30, 2007			December 31, 2006
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Website Partner Relationships -
Unicast	$3,772	$(965)	$2,807	$3,772	$(778)	$2,994
Acquired Technology - Unicast	410	(355)	55	410	(299)	111
Patents and Trademarks - Unicast	326	(172)	154	326	(141)	185
Fotomat Trademark	134	(30)	104	134	(8)	126
Patents and Other Trademarks	499	(180)	319	438	(165)	273
Makos Intangibles (see note 7)	750	(103)	647	-	-	-
Total Intangible Assets	$5,891	$(1,805)	$4,086	$5,080	$(1,391)	$3,689

          Amortization of intangible assets is estimated to be $0.8 million a year for the next five years.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

          Following the guidance in EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No 15,” the Company accounted for the March 2007 amendment to the subordinated note, which was issued in March 2003, as a troubled debt transaction in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Pursuant to SFAS 15 and EITF 02-4, if the Company is deemed to be experiencing financial difficulty and the Company’s effective borrowing rate in the restructuring is decreased, the Holder is deemed to have granted a concession. Since the Company announced there was substantial risk to continue as a going concern, the Company was deemed to be experiencing financial difficulties. The Company’s effective borrowing rate is determined by the carrying value of the debt and the timing and amount of future cash payments. The Company determined that the effective borrowing rate was lowered. Accordingly, the Company accounted for the amendment as a troubled debt restructuring, and therefore, no change was made to the carrying value of the debt. In addition the interest expense over the remaining life of the note will be determined by an effective borrowing rate of 21%.

             Makos Notes

          As part of the aquisition of Makos Advertising, L.P., which was completed on April 30, 2007, the company assumed line of credit debt of $0.1 million with a commercial bank. The line of credit bears interest at the prime rate plus one and one-half percent annually and expires in June 2008.

          The Company’s total carrying value of long-term debt at June 30, 2007 and December 31, 2006 is as follows (amounts in thousands):

	June 30	December 31
	2007	2006

Subordinated notes	$2,446	$2,456
Unicast notes	1,848	1,930
Makos notes	99	-
Total debt	4,393	4,386
Less current portion	488	389
Long-term debt, net of current portion	$3,905	$3,997

          The reconciliation of the carrying value to the face value of each note as of June 30, 2007, is as follows (amounts in thousands):

	Subordinated	Unicast	Makos
	Notes	Notes	Notes	Total

Book value of debt	$2,446	$1,848	$99	$4,393
Discount on debt	904	383	-	1,287
Face value of debt	$3,350	$2,231	$99	$5,680

          The maturity schedule for the Company’s debt subsequent to June 30, 2007 is as follows (amounts in thousands):

Maturity

Six months ending December 31, 2007	$123
2008	449
2009	3,700
2010	350
2011	1,058
$5,680

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Stock-based Compensation

          The assumptions used to value option grants for the six months ended June 30, 2007 and June 30, 2006 are as follows:

Six Months Ended June 30,
	2007	2006
Risk-free interest rate	4.51-4.58%	4.72-5.07%
Dividend yield	-	-
Volatility factor	1.36-1.39	1.34-1.35
Weighted average expected life in years	3.9-.4.1	4.52-4.58

          As of June 30, 2007, there was $ 2.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Viewpoint employees. Subject to actual forfeitures, the unrecognized compensation cost at June 30, 2007 will be completely expensed as shown in the following table,

Amount
Period	(in thousands)

Six months ended Dec. 31, 2007	$693
2008	1,208
2009	727
2010	40
$2,668

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

6. Segment Information and Enterprise-Wide Disclosures

The Company operates in three separate segments: technology, advertising systems and services. The results of Makos Advertising, which was acquired on April 30, 2007, are included in the services segment. The following tables present selected operating results and financial position information by segment,

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues:
Advertising systems	$1,426	$3,013	$2,536	$4,608
Technology:
Licenses	5	32	11	78
Search	1,726	1,573	3,211	3,362
Total Technology Revenue	1,731	1,605	3,222	3,440
Services	680	1,091	1,399	1,644
Total revenues	3,837	5,709	7,157	9,692
Cost of Revenues:
Advertising systems	913	2,199	1,365	3,239
Technology:
Licenses	-	2	-	8
Search	28	38	71	74
Total Technology Cost of Revenue	28	40	71	82
Services	509	648	990	1,311
Total cost of revenues	1,450	2,887	2,426	4,632
Gross profit	$2,387	$2,822	$4,731	$5,060
Advertising systems	513	814	1,171	1,369
Technology:
Licenses	5	30	11	70
Search	1,698	1,535	3,140	3,288

Total Technology Gross Profit	1,703	1,565	3,151	3,358
Services	171	443	409	333
Total gross profit	$2,387	$2,822	$4,731	$5,060

Gross profit margin
Advertising systems	36%	27%	46%	30%
Technology:
Licenses	100	94	100	90
Search advertising	98	98	98	98
Total Technology Gross Profit	98	98	98	98
Services	25	41	29	20
Total gross profit margin	62%	49%	66%	52%

		December
	June 30, 2007	31, 2006
	(In thousands)

Total assets:
Technology	$13,037	$12,512
Advertising Systems	6,580	3,925
Services	4,493	6,793
Corporate (*)	5,907	4,457
Total assets:	30,017	27,687

* Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Acquisition of Makos Advertising, L.P.

          On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. (“Makos”). On April 30, 2007, the Company completed the Purchase Agreement. In exchange for the all of the outstanding partnership interests of Makos, the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos and paid $0.6 million in cash.

          The operating results of Makos have been included within the consolidated operating results of the Company since May 1, 2007. The impact of Makos’s operating results for the period from May 1, 2007 through June 30, 2007 was not material to the Company’s operating results for the three and six months ended June 30, 2007.

          The number of shares issuable and the amount of cash payable by the Company are subject to adjustment based on (i) the difference in the estimated net book value of Makos based on the year-end balance sheet as compared to the net book value as of the closing date of the transaction and (ii) subsequent receipt by the Company of accounts receivable outstanding on the closing date of the transaction.

          The Company also paid off outstanding debt in the form of a line of credit owed by Makos in the amount of approximately $0.1 million and also assumed outstanding debt relating to another line of credit in the amount of approximately $0.1 million.

          As of June 30, 2007, the Company is accumulating needed information in order to calculate the fair value of acquired assets and assumed liabilities and accordingly the purchase price allocation has not been finalized. The preliminary purchase price allocation appears below and is subject to change, which could be material.

          Goodwill was determined based upon the excess of the fair value of common stock issued, cash paid and liabilities assumed less identifiable assets acquired. Goodwill recorded is subject to adjustment based upon the final amount of working capital acquired. Consideration paid for the acquisition amounted to $0.9 million comprised of cash consideration of $0.6 million plus the issuance of 0.7 million shares of common stock valued at $0.3 million. The following table, which is based on preliminary estimates and subject to change, summarizes amounts recorded in connection with the Makos acquisition,

(in thousands)
Current assets	$348
Property and equipment	22
Intangible assets	750
Goodwill	221
Other assets	10

Total assets acquired	1,351

Less: liabilities assumed	488

Total purchase price	$863

          The intangible assets acquired will be amortized over periods ranging from one to three years.

          Unaudited pro forma results of operations for the three and six months ended June 30, 2007 and 2006, assuming the Makos acquisition had occurred at the beginning of the respective years, have been intentionally omitted as the effects on the Company’s operating results for the corresponding periods was immaterial.

8. Private Placement of Common Stock and Warrants

          The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million ). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. For financial reporting purposes, the terms and provisions of the warrants require that the Company record the fair value of the warrants as a liability at the time of issuance in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Initial fair value assigned to the warrants at issuance was $1.4 million. At each balance sheet date subsequent to issuance, the carrying amount of warrants are adjusted to the current fair value using the Black-Scholes Method and any changes of the warrants are included within operating results. On May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          In connection with the private placement, The Company entered into a Registration Rights Agreement with the investors pursuant to which The Company is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement. The Company filed a registration statement on Form S-3 with the SEC on June 18, 2007.

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

          In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2007 and our Annual Report on Form 10-K and amendments for 2006. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.

Overview

          Overview. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had cash, cash equivalents and marketable securities of $5.7 million at June 30, 2007. During the six months ended June 30, 2007, net cash used in operations amounted to $3.2 million. As of June 30, 2007, the Company had an accumulated deficit of $292.7 million. The Company has incurred negative cash flows and net losses since inception. Based on current operating levels combined with limited capital resources, financing operations for the remainder of 2007 will require that the Company improve operating results through cost cutting measures, increases in revenues or both, and/or raise sufficient additional equity or debt capital. If the Company’s expected revenue targets are not achieved or the Company fails to raise sufficient equity or debt capital, management would implement cost reduction measures including work force reduction as well as reduction in overhead costs and capital expenditures.

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

          In connection with the private placement, Viewpoint entered into a Registration Rights Agreement with the investors pursuant to which Viewpoint is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement. The Company filed a registration statement on Form S-3 with the SEC on June 18, 2007 and an amendment to the Form S-3 with the SEC on August 1, 2007. On August 7, 2007, the SEC declared the registration statement effective.

          Viewpoint Corporation (“Viewpoint” or the “Company”) is an internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Viewpoint provides a full suite of digital products, services and consulting for internet marketers. Viewpoint employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. Since 2003 we have extended the historical imaging capabilities of our proprietary graphics technology to develop a search business that provides internet consumers a flexible graphical searching experience and an advertising delivery system that specializes in deploying video and rich media advertising. The company supplements its revenues in these product segments by using its in-house services team to build sophisticated content that is used by customers in each product segment. Finally, the Company previously licensed its Viewpoint Media Player platform to internet publishers enabling them to deploy graphical sophisticated content at their websites; however in June 2005, the Company began to enable free use of its Viewpoint Media Player platform to facilitate growth in its search and advertising systems segments.

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

          The Company executed a search advertising agreement with Yahoo! in 2004, which was amended in 2006 and in 2007. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2008. Yahoo! pays a variable fee per month for access to the Company’s distribution and exclusive rights to display search results through the Viewpoint Toolbar. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results. In October 2005, we launched version 3.5 of the Viewpoint Toolbar which includes the capability to manage digital photograph files on the user’s computer and provides the ability to share the photographs at a website or purchase printed copies of the photographs. We had licensed the trademark and internet url Fotomat.com for our exclusive use in connection with the internet website for photograph and printing services and computer software for organization, editing, managing, sharing, and processing images and related data through the end of December 2006, with the ability to renew such license. In November 2006, Viewpoint purchased the trademark and URL to Fotomat outright. The Fotomat Toolbar provides enhanced photograph editing capabilities and an efficient method of creating albums of photographs, which we believe will enhance the utility of the toolbars for users, while simultaneously allowing users to use the Toolbar to search the internet.

          Prior to launching our Search product we principally leveraged our distributed base of Viewpoint Media Players (VMP) by licensing access to use the Viewpoint Platform for display of content on a website. Viewpoint initiated internet activities with the release of a beta version of the VMP in 1999. Simultaneously, Viewpoint released a suite of content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield “rich” media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP’s that we used to launch our Search Toolbar business.

          We provide fee-based professional services for creating content and implementing visualization systems. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. Our professional services group uses the Viewpoint platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. We provide the support our clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. With the addition of Makos Advertising, a full service creative agency, in April 2007 the Company began offering broadcast and video advertising content, branding and graphic design. Clients supported during 2007 include America Online, Toyota Motor Services, General Electric and Honda.

          Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of June 30, 2007, had an accumulated deficit of $ 292.7 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

          The following table sets forth for the three and six months ended June 30, 2007 and 2006, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statements of Operations Data
Revenues:
Advertising Systems	37%	53%	35%	48%
Search	45	28	45	35
Services	18	18	20	16
Licenses	-	1	-	1
Total revenues	100	100	100	100

Cost of revenues:
Advertising Systems	24	39	19	33
Search	1	1	1	1
Services	13	11	14	14
Licenses	-	-	-	-
Total cost of revenues	38	51	34	48
Gross profit	62	49	66	52

Operating expenses:
Sales and marketing	34	25	35	31
Research and development	21	19	23	22
General and administrative	65	39	64	47
Depreciation	3	2	3	2
Amortization of intangible assets	6	2	5	2
Restructuring charges	-	-	-	1
Total operating expenses	129	87	130	105

Gain/Loss from operations	(67)	(38)	(64)	(53)

Other income (expense):
Interest and other income, net	2	2	2	2
Interest expense	(5)	(4)	(6)	(5)
Changes in fair values of warrants to purchase common stock and
conversion feature of convertible notes	(63)	(10)	(32)	(12)
Total Other income (expense)	(66)	(12)	(36)	(15)

Loss before provision for income taxes	(133)	(50)	(100)	(68)
Provision for income taxes	-	-	-	-

Net loss	(133)%	(50)%	(100)%	(68)%

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

Financial Performance Summary

          Viewpoint reported total revenue of $3.8 million for the second quarter of 2007 compared to $5.7 million for the second quarter of 2006. The decrease was caused primarily by a decrease in Advertising System revenue of $1.6 million and a decrease in Services revenue of $0.4 million partially offset by an increase in Search revenue of $0.2 million. The decrease in Advertising Systems revenue was attributable to a decrease in media services revenue. Gross profit decreased by $0.4 million to $2.4 million for the second quarter of 2007 compared to $2.8 million in the second quarter of 2006. Operating loss for the second quarter of 2007 was $2.6 million compared to $2.1 million in the second quarter of 2006. Net loss for the second quarter 2007 was $5.2 million, or a loss of $0.07 per share, compared to a net loss of $ 2.8 million, or a loss of $0.04 per share, in the second quarter of 2006.

          Viewpoint reported total revenue of $7.2 million for the six months ended June 30, 2007, compared to $9.7 million for the six months ended June 30, 2006. Advertising Systems revenue decreased $2.1 million, Services revenue decreased $0.2 million and Search Revenue decreased $0.2 million. The decrease in Advertising Systems revenue was attributable to a decrease in media services revenue. Gross profit decreased to $4.7 million for the six months ended June 30, 2007 compared to $5.1 million for the prior period. Operating loss for the six months ended June 30, 2007, was $4.6 million compared to $5.2 million in the six months ended June 30, 2006. Net loss for six months ended June 30, 2007, was $7.2 million, or a loss of $0.10 per share, compared to a net loss of $ 6.8 million, or a loss of $0.10 per share, in the six months ended June 30, 2006.

          Viewpoint’s cash, cash equivalents, and marketable securities as of June 30, 2007 were $5.7 million. This can be compared to cash, cash equivalents, and marketable securities of $4.3 million at December 31, 2006. The increase in cash, cash equivalents, and marketable securities is primarily attributable to the private placement of common stock and warrants completed in May 2007 and to the exercise of stock options offset by cash used in operations and acquisitions.

Revenues

	Months Ended
	June 30,		%
	2007	2006	Change
	(dollars in thousands)
Three months ended:
Advertising Systems	$1,426	$3,013	(53)
Search	1,726	1,573	10
Services	680	1,091	(38)
Licenses	5	32	(84)
Total revenues	$3,837	$5,709	(33)%

Six months ended:
Advertising Systems	$2,536	$4,608	(45)
Search	3,211	3,362	(4)%
Services	1,399	1,644	(15)
Licenses	11	78	(86)
Total revenues	$7,157	$9,692	(26)%

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

          Viewpoint has a creative services group that builds content in the Viewpoint format for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project, including an acceptable profit margin. Revenue is recognized on a proportional performance basis if all other revenue recognition criteria are satisfied. During 2006 and 2007, the Company continued its strategy of concentrating on executing larger creative projects.

          The Company also generated revenues by selling licenses to the Viewpoint graphical platform principally to internet content publishers. In June 2005, Viewpoint announced that for all non-special-purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Viewpoint Media Player and related technologies. The Viewpoint Media Player will no longer require a broadcast key to display content, thereby giving all developers a free license to the Viewpoint Distribution Network. However, Viewpoint will still charge for certain licenses requiring customization. By providing the standard license for free, the Company plans to extend the Viewpoint Media Player’s reach into new channels of distribution beyond the estimated 120 million computers it currently resides within. Viewpoint believes that this strategy supports the advertising business—by potentially making the player more pervasive—as well as providing stronger distribution for the search business.

          The Company recognized $1.4 million in advertising systems revenue during the three months ended June 30, 2007 compared to $3.0 million for the same period in 2006. This revenue was generated by delivering advertising impressions to websites in several different formats, including video. The decline in advertising systems revenue is attributable to a decline in media services revenue which represents larger deal sizes at lower margins. The $1.6 million decrease in top-line revenue translated into a gross profit decrease of only $0.3 million.

          The Company recognized $2.5 million in advertising systems revenue during the six months ended June 30, 2007 compared to $ 4.6 million for the same period in 2006. Again, like the second quarter results, the decline in advertising systems revenue for the six month period ended June 30, 2007, is primarily attributable to a decline in media services revenue which represents larger deal sizes at lower margins. The $2.1 million decrease in top-line revenue translated into a gross profit decrease of only $0.2 million.

          Search revenues are generated when users of the Viewpoint Toolbar click on provided search results that are provided by advertisers. These advertisers then pay a fee to Yahoo!, which remits a percentage of the fee to Viewpoint. The Company had installed 8.7 million Viewpoint Toolbars through December 2004, 21.4 million through December 2005, 26.6 million through December 2006 and 29.1 million through June 2007. Internet users can uninstall the Viewpoint Toolbar, and through December 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 9.9 million by December 2005, 13.5 million by December 2006, and 14.7 million by June 2007. Search revenues were $1.7 million and $3.2 million for the three and six month period ended June 30, 2007, respectively, compared to $1.6 million and $3.4 million for the three and six months ended June 30, 2006, respectively. The Company is continuing to evaluate methods of enhancing the toolbar user’s experience on the web through new features. If the Company is unable to identify new enhancements to toolbar users, the Company expects to see a decrease in revenue in this segment.

          Services revenues amounted to $0.7 million and $1.4 million for the three and six months ended June 30, 2007, respectively, as compared to $1.1 million and $1.6 million for the same periods in 2006, respectively. The Company continued to see a decline in customer’s use of traditional site-side content development. The Company is addressing this decline by developing the segment to support the ad serving segment in reformatting video commercials. In this capacity, the Company will see a higher volume of smaller deals. In addition, the Company acquired Makos Advertising in April 2007 and is incorporating that business into its services segment. The Company will support the Makos Advertising business with the services segment in the future.

          The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will be insignificant in 2007.

Cost of revenues

	June 30,		%
	2007	2006	Change
	(dollars in thousands)
Three months ended:
Advertising Systems	$913	$2,199	(58)%
Percentage of Advertising Systems Revenues	64%	73%
Six months ended:
Advertising Systems	$1,365	$3,239	(58)%
Percentage of Advertising Systems Revenues	54%	70%

Three months ended:
Search	$28	$38	(26)%
Percentage of Search Revenues	2%	2%
Six months ended:
Search	$71	$74	(4)%
Percentage of Search Revenues	2%	2%

Three months ended:
Services	$509	$648	(21)%
Percentage of Services Revenues	75%	59%
Six months ended:
Services	$990	$1,311	(24)%
Percentage of Services Revenues	71%	80%

Three months ended:
Licenses	$-	$2	(100)%
Percentage of Licenses Revenues	-%	6%
Six months ended:
Licenses	$-	$8	(100)%
Percentage of Licenses Revenues	-%	10%

          Cost of revenues for advertising systems was $0.9 million and $1.4 million for the three and six month periods, respectively, ended June 30, 2007 compared to $2.2 million and $3.2 million for the same period last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The decreases in costs for the three and six months ended June 30, 2007 from the same periods in the prior year are related to the corresponding decreases in media services revenue.

          The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal, and the Company believes that these costs will stay consistent.

          Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services of $0.5 million and $1.0 million for the three and six month periods ended June 30, 2007, respectively, compared to $0.6 million and $1.3 million for the same periods last year. The decrease in cost of revenues for services is attributable to a reduction in force that took place in March 2006. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2007 as the Company continues to move the department to a variable cost model.

Sales and marketing

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Sales and Marketing	$1,322	$1,449	(9)%
Percentage of total revenues	34%	25%
Six months ended:
Sales and Marketing	$2,517	$3,027	(17)%
Percentage of total revenues	35%	31%

          Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

          Sales and marketing expenses of $1.3 million for the three month period ended June 30, 2007 decreased by $0.1 million compared to the same period last year. The decrease was principally due to the discontinuance of licensing fees paid to Fotomat and a decrease in the use of consultants.

          Sales and marketing expenses of $ 2.5 million for the six months ended June 30, 2007 decreased by $0.5 million compared to the same period last year. The decrease was principally due to the discontinuance of licensing fees paid to Fotomat and a decrease in the non-cash stock-based compensation.

Research and development

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Research and development	$804	$1,068	(25)%
Percentage of total revenues	21%	19%
Six months ended:
Research and development	$1,614	$2,156	(25)%
Percentage of total revenues	23%	22%

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

          Research and development expenses of $0.8 million for the three months ended June 30, 2007 decreased by $0.3 million from compared to the same period last year. The decrease is primarily attributable to a 34% reduction in the number of research and development employees.

          Research and development expenses of $1.6 million for the six months ended June 30, 2007 decreased by $0.5 million from compared to the same period last year. The decrease is primarily attributable to a 34% reduction in the number of research and development employees.

General and administrative

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
General and Administrative	$2,507	$2,226	13%
Percentage of total revenues	65%	39%
Six months ended:
General and Administsrative	$4,585	$4,585	-%
Percentage of total revenues	64%	47%

          General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, and insurance expense.

          General and administrative expenses of $2.5 million for the three months ended June 30, 2007 increased by $0.3 million compared to the same period last year. The increase is primarily attributable to an increase in non-cash stock-based compensation.

          General and administrative expenses of $4.6 million for the six months ended June 30, 2007 was unchanged compared to the same period last year.

Depreciation expense

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Depreciation	$113	$107	6%
Percentage of total revenues	3%	2%
Six months ended:
Depreciation	$228	$224	2%
Percentage of total revenues	3%	2%

          Depreciation expense for the three and six months ended June 30, 2007 was substantially unchanged compared to the same period last year.

Amortization of intangible assets

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$230	$111	107%
Percentage of total revenues	6%	2%
Six months ended:
Amortization of intangible assets	$358	$221	62%
Percentage of total revenues	5%	2%

          Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition and to the amortization of customer relationships, tradenames and URL’s and non-compete agreements acquired in the Makos acquisition. The increases in amortization expense for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year are attributable to the acquisition of Makos Advertising in April 2007.

Restructuring charges

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Restructuring charges	$-	$-	N/A	%
Percentage of total revenues	-%	-%
Six months ended:
Restructuring charges	$-	$92	(100)%
Percentage of total revenues	-%	1%

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

Interest and other income, net

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Interest and other income, net	$61	$90	(32)%
Percentage of total revenues	2%	2%
Six months ended:
Interest and other income, net	$112	$169	(34)%
Percentage of total revenues	2%	2%

          Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Interest expense	$(200)	$(209)	(4)%
Percentage of total revenues	(5)%	(4)%
Six months ended:
Interest expense	$(404)	$(496)	(19)%
Percentage of total revenues	(6)%	(5)%

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

Changes in fair value of warrants to purchase common stock

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to
purchase common stock and conversion
options of convertible notes	$(2,418)	$(544)	344%
Percentage of total revenues	(63)%	(10)%
Six months ended:
Changes in fair value of warrants to
purchase common stock and conversion
options of convertible notes	$(2,261)	$(1,172)	93%
Percentage of total revenues	(32)%	(12)%

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

          For the three and six month periods ended June 30, 2007, the Company recorded an expense based on the change in the fair value of the warrants of $2.4 million and $2.3 million respectively related to an increase in the Company’s stock price. For the three and six month periods ended June 30, 2006, the Company recorded expense of $0.5 million and $1.2 million based on the change in the fair values of the warrants related to an increase in the Company’s stock price. In addition to the increase in share price, the Company issued 3.3 million warrants in the May 2007 private placement.

Provision for income taxes

	June 30,
	2007	2006	% Change
	(dollars in thousands)
Three months ended:
Provision for income taxes	$16	$19	(16)%
Percentage of total revenues	-%	-%
Six months ended:
Provision for income taxes	$28	$26	8%
Percentage of total revenues	-%	-%

          Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including the following. For a complete listing of risk factors you should read the Company's Form 10K/A for the year ended December 31, 2006:

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

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At January 1, 2007 and June 30, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as general and administrative expense as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which include the federal government and the states of New York and California.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

          Cash, cash equivalents, and marketable securities totaled $5.7 million at June 30, 2007, up from $4.3 million at December 31, 2006.

	Six Months Ended
	June 30,
	2007	2006
	(dollars in millions)
Cash used in operating activities	$(3.2)	$(2.6)
Cash used in investing activities	(0.8)	(3.3)
Cash provided by financing activities	5.2	1.3

Operating activities

          In the six months ended June 30, 2007, cash used in operating activities was $3.2 million compared to $2.6 million in the six months ended June 30, 2006. In the six months ended June 30, 2007 the use of cash in operating activities was caused primarily by the net loss of $7.2 million offset by the change in fair value of the warrants amounting to $2.3 million, stock based compensation expense of $1.0 million, and depreciation and amortization of $0.7 million.

          In the six months ended June 30, 2006, the use of cash was mainly due to a net loss of $6.8 million as well as a decrease in accounts payable of $0.7 million, offset by a decrease in accounts receivable of $1.5 million, a change in the fair value of warrants of $1.2 million, stock-based compensation charges of $1.2 million, depreciation and amortization expenses of $0.6 million and amortization of debt related costs of $0.4 million.

Investing activities

          In the six months ended June 30, 2007, cash used in investing activities of $0.8 million was primarily attributable to cash used in the acquisition of Makos of $0.4 million net of cash acquired, and $0.2 million related to the net purchases of marketable securities, and $0.2 million related to the purchase of property and equipment.

          In the six months ended June 30, 2006, cash used in investing activities was $3.3 million, primarily as a result of net purchases of marketable securities of $3.1 million

Financing activities

          In the six months ended June 30, 2007, net cash provided by financing activities of $5.2 million was primarily attributable of the issuance of common stock and warrants for net proceeds of $5.0 million.

          In the six months ended June 30, 2006, net cash provided by financing activities was $1.3 million, resulting from the exercise of stock options of $1.9 million which was offset by cash used for the repayment of debt totaling $0.6 million.

          As of June 30, 2007, the Company had cash commitments totaling approximately $9.2 million through 2011, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period
	(in thousands)
		1 Year or			More than 5
	Total	Less	2-3 Years	4-5 Years	Years
Long-Term Debt Obligations	$3,350	$-	$3,350	$-	$-
Operating Lease Obligations	2,649	586	2,045	18	-
Short-Term Debt Obligations	99	99
Interest Payments on Long-
Term Debt Obligations	541	110	364	67	-
Unicast Debt Obligations	2,231	123	700	1,408	-
Purchase Obligations	302	302	-	-	-
Total	$9,172	$1,220	$6,459	$1,493	$-

Long-Term Debt

          In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Viewpoint of $0.2 million to the holder of the subordinated note, and adding $0.3 million to the principle of the note. In addition, the amendment waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. Also see Note 3 to the accompanying financial statements.

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

Item 4. Disclosure Controls and Procedures

          Based on our management’s evaluation, with the participation of our chief executive officer and our chief financial officer, as of June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

          There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of our fiscal year 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

VIEWPOINT CORPORATION

Dated: August 9, 2007	By:	/s/ PATRICK VOGT
Patrick Vogt
President and Chief Executive Officer

Dated: August 9, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan
Chief Financial Officer