Form 10-Q
period 2007-09-30
VIEWPOINT CORP
filed 2007-11-09
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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
Yes ☐ No ☒

As of November 2, 2007, 99,051,000 shares of $0.001 par value common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,531	$4,154
Marketable securities	1,725	113
Accounts receivable, net of reserve of $291 and $230, respectively	4,345	3,037
Prepaid expenses and other current assets	679	543

Total current assets	8,280	7,847

Restricted cash	591	190
Property and equipment, net	802	1,023
Goodwill	15,103	14,882
Intangible assets, net	3,779	3,689
Other assets	60	56

Total assets	$28,615	$27,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,527	$1,660
Accrued expenses	426	401
Deferred revenues	177	70
Current portion of notes payable	488	389
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,394	3,296

Deferred rent	160	232
Warrants to purchase common stock	1,877	467
Subordinated notes	2,529	2,456
Unicast notes	1,420	1,541

Total liabilities	10,380	7,992

Commitments and Contingencies (notes 5 and 7)

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized - no shares issued and outstanding on September 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; 150,000 shares authorized - 82,783 shares issued and 82,623 shares outstanding at September 30, 2007, and 67,830 shares issued and 67,670 shares outstanding at December 31, 2006	83	68
Paid-in capital	312,157	306,214
Treasury stock at cost; 160 at September 30, 2007 and December 31, 2006	(1,015)	(1,015)
Accumulated other comprehensive loss	4	14
Accumulated deficit	(292,994)	(285,586)

Total stockholders’ equity	18,235	19,695

Total liabilities and stockholders’ equity	$28,615	$27,687

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Revenues:
Advertising systems	$2,004	$961	$4,540	$5,569
Search	1,533	1,460	4,744	4,822
Services	954	786	2,353	2,430
Licenses	19	4	30	82

Total revenues	4,510	3,211	11,667	12,903

Cost of revenues:
Advertising systems	1,350	399	2,715	3,638
Search	29	39	100	113
Services	747	455	1,737	1,766
Licenses	3	—	3	8

Total cost of revenues	2,129	893	4,555	5,525

Gross profit	2,381	2,318	7,112	7,378

Operating expenses:
Sales and marketing	1,118	1,454	3,635	4,481
Research and development	892	982	2,506	3,138
General and administrative	2,301	2,102	6,886	6,687
Depreciation	147	113	375	337
Amortization of intangible assets	282	222	640	443
Restructuring charges	—	—	—	92
Impairment of goodwill	—	10,655		10,655

Total operating expenses	4,740	15,528	14,042	25,833

Loss from operations	(2,359)	(13,210)	(6,930)	(18,455)

Other income (expense), net:
Interest and other income; net	68	95	180	264
Interest expense	(202)	(213)	(606)	(709)
Changes in fair values of warrants to purchase common stock	2,254	1,021	(7)	(151)

Total other income (expense)	2,120	903	(433)	(596)

Loss before provision for income taxes	(239)	(12,307)	(7,363)	(19,051)
Provision for income taxes	17	30	45	56

Net loss	$(256)	$(12,337)	$(7,408)	$(19,107)

Basic and diluted net loss per common share:	$(0.00)	$(0.18)	$(0.10)	$(0.29)

Weighted average number of shares outstanding — basic and diluted	82,619	67,361	75,677	66,253

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Cash flows from operating activities:
Net loss	$(7,408)	$(19,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	1,333	1,616
Depreciation and amortization	1,174	942
Impairment of goodwill and intangibles	—	10,655
Provision for bad debt	81	27
Changes in fair values of warrants to purchase common stock	7	151
Amortization of debt discount and issuance costs	421	533
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,265)	1,764
Prepaid expenses	(143)	6
Accounts payable	668	(693)
Accrued expenses	(43)	(99)
Deferred revenues	107	(58)
Other	—	34

Net cash used in operating activities	(5,068)	(4,229)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,170	7,943
Purchases of marketable securities	(2,792)	(9,645)
Net increase in restricted cash	(401)	(6)
Purchases of property and equipment	(207)	(226)
Acquisition of Makos, net of cash acquired	(384)	—
Purchases of patents and trademarks	(64)	(77)

Net cash used in investing activities	(2,678)	(2,011)

Cash flows from financing activities:
Payment of Makos debt	(142)
Repayment of Subordinated Notes	(165)	(450)
Repayment of Unicast Debt	(291)	(227)
Proceeds from issuance of common stock and warrants	4,974	—
Proceeds from exercise of stock options	747	2,407

Net cash provided by financing activities	5,123	1,730

Net decrease in cash and cash equivalents	(2,623)	(4,510)
Cash and cash equivalents at beginning of period	4,154	6,437

Cash and cash equivalents at end of period	$1,531	$1,927

The accompanying notes are an integral part of these consolidated financial statements.

VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,

	2007	2006

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	45	56
Cash paid during the period for interest	183	178
Net Assets acquired in Makos acquisitions:
Accounts receivable, net	170	—
Other assets	10	—
Fixed assets	22	—
Goodwill and Intangible Assets	971	—
Accounts payable and accrued expenses	(200)	—
Makos - note payable	(99)	—
Deferred revenue	(47)
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Makos acquisition
Common stock	(1)	—
Paid-in capital	(306)	—

Unrealized losses on marketable securities	(10)	6
Purchase of property and equipment accrued and not yet paid	—	117

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

          These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Viewpoint’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or other future periods.

          The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidity

          The Company had cash, cash equivalents and marketable securities of $3.3 million at September 30, 2007. During the nine months ended September 30, 2007, net cash used in operations amounted to $5.1 million. As of September 30, 2007, the Company had an accumulated deficit of $293.0 million. The Company has incurred negative cash flows and net losses since inception. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          On October 18, 2007 the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which it issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share (resulting in aggregate gross proceeds of $11 million). The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. $5 million of the proceeds of the private placement were used by the Company to acquire Springbox, an Austin, Texas based interactive advertising agency and the balance of the private placement proceeds, after expenses (approximately $5.3 million) is available for expansion of UK operations, developing business partnerships, construction costs for facilities, and other general corporate purposes. The acquisition of Springbox closed on October 31, 2007.

          As of the last quarterly filing, management estimated that the Company did not have adequate liquidity to fund operations beyond one year and that there was substantial doubt about the Company’s ability to continue as a going concern. As the result of the October 2007 private placement, the Company now estimates that there is sufficient liquidity to fund estimated losses beyond September 30 2008; however should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, it could significantly impair the ability of the Company to fund future operations which would require management to scale back operations, raise additional debt or equity capital or discontinue operations before September 30, 2008. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

          The Nasdaq Stock Market (“Nasdaq”) notified Viewpoint Corporation (the “Company”) on November 27, 2006 that the Company’s common stock could be delisted from Nasdaq for failure to maintain a minimum bid price of $1.00 and that the Company had until May 29, 2007 to regain compliance with the listing standards of The Nasdaq Global Market. On May 24, 2007, the Company received written notification from Nasdaq that the Staff had approved the Company’s application to transfer the listing of the Company’s common stock from The Nasdaq Global Market to The Nasdaq Capital Market. The Company’s securities commenced trading on The Nasdaq Capital Market effective May 29, 2007. On June 6, 2007, the Company received notification from Nasdaq that the Company has regained compliance with Nasdaq’s continued listing requirements under Marketplace Rule 4310(c)(4). The notification provided that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, Nasdaq advised the Company that this matter is now closed.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          On September 17, 2007 the Company received a second written notification from the NASDAQ Listing Qualifications Department notifying management that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). The Company, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), has been provided 180 calendar days, or until March 17, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before March 17, 2008.

          If the Company does not regain compliance with the NASDAQ Marketplace Rule 4310(c)(4) by March 17, 2008, the Staff will determine whether the Company meets The Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal NASDAQ’s determination to delist its securities to a Listing Qualifications Panel.

          The Company has certain debt covenants with the Clark Estates that require the Company’s common stock remain listed on a national stock exchange, as defined. If the Company’s common stock is delisted, the face value of the note, $3.4 million, becomes due immediately. In March 2007, the Clark Estates waived the requirement that the Company’s common stock remain listed on a national stock exchange, until December 31, 2008. See footnote 5 for further details.

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

Net Loss Per Common Share

          Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding, and diluted net loss per common share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding. Because they do not have a dilutive effect, approximately 14.0 million and 12.3 million of common share equivalents for the three and nine months ended September 30, 2007, respectively, and approximately 11.6 million and 12.8 million for the three and nine months ended September 30, 2006, respectively, were excluded from the calculation of diluted loss per common share.

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At January 1, 2007 and September 30, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as interest expense and general and administrative expense, respectively, as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which are the federal government and states of New York and California.

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

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2. Acquisition of Makos Advertising, L.P.

          On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. (“Makos”). On April 30, 2007, the Company completed the acquisition. In exchange for all of the outstanding partnership interests of Makos, the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos and paid $0.6 million in cash.

          The Company also paid off outstanding debt in the form of a line of credit owed by Makos in the amount of approximately $0.1 million and also assumed outstanding debt relating to another line of credit in the amount of approximately $0.1 million (“Makos note”).

          As of September 30, 2007, the Company is accumulating needed information in order to calculate the fair value of acquired assets and assumed liabilities and accordingly the purchase price allocation has not been finalized. The preliminary purchase price allocation appears below and is subject to change, which could be material.

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

          Unaudited pro forma results of operations for the three and nine months ended September 30, 2007 and 2006, assuming the Makos acquisition had occurred at the beginning of the respective years, have been intentionally omitted as the effects on the Company’s operating results for the corresponding periods was immaterial.

3. Private Placements of Common Stock and Warrants

          May 2007 Private Placement of Common Stock and Warrants:

          The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company’s common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. For financial reporting purposes, the terms and provisions of the warrants require that the Company record the fair value of the warrants as a liability at the time of issuance in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Initial fair value assigned to the warrants at issuance was $1.4 million. At each balance sheet date subsequent to issuance, the carrying amount of warrants are adjusted to the current fair value using the Black-Scholes Method and any changes of the warrants are included within operating results. On May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          On May 7, 2007, in connection with the investment by DG FastChannel, Inc. of $4.3 million of the $5.3 million raised in the private placement referenced above, the Company announced that it had entered into a strategic partnership with DG FastChannel, Inc., the leading provider of digital media services to the advertising and broadcast industries. DG FastChannel will integrate its media services platform with the Company’s Unicast advertising solutions technology to launch its latest advertising industry innovation by deploying a next-generation platform for managing and delivering both traditional and interactive advertising. Revenues generated from the strategic partnership will be related party revenue. For the three and nine months ended September 30, 2007, revenues generated from this agreement were immaterial.

          October 2007 Private Placement of Common Stock and Warrants:

          On October 18, 2007, the Company sold common stock and warrants to purchase common stock in a private placement to accredited investors. See Note 9.

4. Goodwill and Intangible Assets

          As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

          A summary of changes in the Company’s goodwill by reporting unit and intangible assets during each three-month period from December 31, 2006 through September 30, 2007 by aggregated segment are as follows (in thousands):

	Goodwill

	Technology	Advertising Systems	Services	Total	Intangible Assets

Balance as of December 31, 2006	10,206	2,039	2,637	14,882	3,689
Additions during period	—	—	—	—	1
Amortization	—	—	—	—	(156)

Balance as of March 31, 2007	10,206	2,039	2,637	14,882	3,534

Additions during period	—	—	221	221	810
Amortization	—	—	—	—	(258)

Balance as of June 30, 2007	10,206	2,039	2,858	15,103	4,086

Additions during period	—	—	—	—	3
Amortization	—	—	—	—	(310)

Balance as of September 30, 2007	10,206	2,039	2,858	15,103	3,779

          As of September 30, 2007 and December 31, 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2007			December 31, 2006

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Website Partner Relationships - Unicast	$3,772	$(1,058)	$2,714	$3,772	$(778)	$2,994
Acquired Technology - Unicast	410	(382)	28	410	(299)	111
Patents and Trademarks - Unicast	326	(188)	138	326	(141)	185
Fotomat Trademark	134	(41)	93	134	(8)	126
Patents and Other Trademarks	502	(189)	313	438	(165)	273
Customer relationships - Makos	200	(42)	158
Tradenames & URL’s - Makos	50	(7)	43
Non-complete agreements - Makos	500	(208)	292	—	—	—

Total Intangible Assets	$5,894	$(2,115)	$3,779	$5,080	$(1,391)	$3,689

          Amortization of intangible assets is estimated to be $0.8 million a year for the next five years.

5. Long-Term Debt

          Subordinated Notes

          In March 2007, the Company and Clark Estates, a subordinated note holder, who holds ownership interest in the Company’s stock of approximately 8.1% as of November 2, 2007 (pursuant to a Form 13-G filed on May 9, 2007), amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009. In addition, Clark Estates waived the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Viewpoint of $0.2 million to the holder of the subordinated note, and the addition of $0.3 million to the principle amount of the note, payable at maturity, but not subject to interest.

          Following the guidance in EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No 15,” the Company accounted for the March 2007 amendment to the subordinated note, which was issued in March 2003, as a troubled debt transaction in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Pursuant to SFAS 15 and EITF 02-4, if the Company is deemed to be experiencing financial difficulty and the Company’s effective borrowing rate in the restructuring is decreased, the Holder is deemed to have granted a concession. Since at that time the Company announced there was substantial risk to continue as a going concern, the Company was deemed to be experiencing financial difficulties. The Company’s effective borrowing rate is determined by the carrying value of the debt and the timing and amount of future cash payments. The Company determined that the effective borrowing rate was lowered. Accordingly, the Company accounted for the amendment as a troubled debt restructuring, and therefore, no change was made to the carrying value of the debt. In addition the interest expense over the remaining life of the note will be determined by an effective borrowing rate of 21%.

          Makos Note

          As part of the aquisition of Makos Advertising, L.P., which was completed on April 30, 2007, the company assumed a line of credit debt of $0.1 million with a commercial bank. The line of credit bears interest at the prime rate plus one and one-half percent annually and expires in June 2008.

          The Company’s total carrying value of long-term debt at September 30, 2007 and December 31, 2006 is as follows (amounts in thousands):

	September 30	December 31

	2007	2006

Subordinated notes	$2,529	$2,456
Unicast notes	1,809	1,930
Makos note	99	—

Total debt	4,437	4,386
Less current portion	488	389

Long-term debt, net of current portion	$3,949	$3,997

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          The reconciliation of the carrying value to the face value of each note as of September 30, 2007, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Makos Note	Total

Book value of debt	$2,529	$1,809	$99	$4,437
Discount on debt	821	325	—	1,146

Face value of debt	$3,350	$2,134	$99	$5,583

          The maturity schedule for the Company’s debt subsequent to September 30, 2007 is as follows (amounts in thousands):

Maturity

Three months ending December 31, 2007	$26
2008	449
2009	3,700
2010	350
2011	1,058

$5,583

6. Stock-based Compensation

          The assumptions used to value option grants for the nine months ended September 30, 2007 and September 30, 2006 are as follows:

Nine Months Ended September 30,

	2007	2006

Risk-free interest rate	4.51-5.00%	4.72-5.07%
Dividend yield	—	—
Volatility factor	1.36-1.39	1.34-1.35
Weighted average expected life in years	3.9-.4.1	4.52-4.58

          As of September 30, 2007, there was $3.1 million of unrecognized compensation cost related to non-vested stock-based payments granted to Viewpoint employees. Subject to forfeitures, the unrecognized compensation cost at September 30, 2007 will be completely expensed as shown in the following table,

Period	Amount (in thousands)

Three months ended Dec. 31, 2007	$434
2008	1,558
2009	999
2010	97

$3,088

7. Commitments & Contingencies

Legal Proceedings

          The Company is from time to time engaged in certain legal actions arising in the ordinary course of business. Although it is impossible to predict the outcome of any legal proceeding and there can be no assurances, the Company believes it has adequate legal defenses in legal actions in which it is the defendant and believes that the ultimate outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

8. Segment Information and Enterprise-Wide Disclosures

          The Company operates in three separate segments: technology, advertising systems and services. The following tables present selected operating results and financial position information by segment,

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

	(in thousands)
Revenues:
Advertising systems	2,004	961	4,540	5,569

Technology:
Licenses	19	4	30	82
Search	1,533	1,460	4,744	4,822

Total Technology Revenue	1,552	1,464	4,774	4,904
Services	954	786	2,353	2,430

Total revenues	4,510	3,211	11,667	12,903

Cost of Revenues:
Advertising systems	1,350	399	2,715	3,638
Technology:
Licenses	3	—	3	8
Search	29	39	100	113

Total Technology Cost of Revenue	32	39	103	121
Services	747	455	1,737	1,766

Total cost of revenues	2,129	893	4,555	5,525

Gross profit	2,381	2,318	7,112	7,378

Advertising systems	654	562	1,825	1,931
Technology:
Licenses	16	4	27	74
Search	1,504	1,421	4,644	4,709

Total Technology Gross Profit	1,520	1,425	4,671	4,783
Services	207	331	616	664

Total gross profit	$2,381	$2,318	$7,112	$7,378

Gross profit margin
Advertising systems	33%	58%	40%	35%
Technology:
Licenses	84	100	90	90
Search advertising	98	97	98	98

Total Technology Gross Profit	98	97	98	98
Services	22	42	26	27
Total gross profit margin	53%	72%	61%	57%

	September 30, 2007	December 31, 2006

	(In thousands)

Total assets:
Technology	$12,679	$12,512
Advertising Systems	7,786	3,925
Services	4,303	6,793
Corporate (*)	3,847	4,457

Total assets:	28,615	27,687

* Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Subsequent Events

          Purchase of Springbox

          On October 18, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Springbox, Ltd. (“Springbox”), an interactive marketing firm located in Austin, TX, with digital web marketing and creative solutions. The agreement contains customary representations, warranties and covenants of the sellers and the Company. The transaction closed on October 31, 2007.

          Under the terms of the agreement, the Company paid at closing approximately $5.0 million in cash and issued 714,286 shares of its common stock. The amount of cash payable by the Company is subject to adjustment based on the net book value of Springbox as of the closing date of the transaction and (ii) the subsequent receipt by the Company of accounts receivable outstanding on the closing date of the transaction. In addition, the sellers of Springbox are entitled to an EBITDA based earnout. The Company has the option to pay cash or shares of its common stock in order to satisfy any obligation pursuant to the earnout.

          October 2007 Private Placement of Common Stock and Warrants

          In addition, the Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of October 18, 2007, pursuant to which the Company issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share (resulting in aggregate gross proceeds of $11 million). The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. Of the gross proceeds of $11 million received from investors, approximately $5.0 million was used to purchase Springbox.

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

Overview

          Overview. The Company had cash, cash equivalents and marketable securities of $3.3 million at September 30, 2007. During the nine months ended September 30, 2007, net cash used in operations amounted to $5.1 million. As of September 30, 2007, the Company had an accumulated deficit of $293.0 million. The Company has incurred negative cash flows and net losses since inception. There can be no assurance that Viewpoint will achieve or sustain positive cash flows from operations or profitability.

          On October 18, 2007 the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which it issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share (resulting in aggregate gross proceeds of $11 million). The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. $5 million of the proceeds of the private placement were used by the Company to acquire Springbox, an Austin, Texas based interactive advertising agency and the balance of the private placement proceeds, after expenses (approximately $5.3 million) is available for expansion of UK operations, developing business partnerships, construction costs for facilities, and other general corporate purposes. The acquisition of Springbox closed on October 31, 2007.

          As of the last quarterly filing, management estimated that the Company did not have adequate liquidity to fund operations beyond one year and that there was substantial doubt about the Company’s ability to continue as a going concern. As the result of the October 2007 private placement, the Company now estimates that there is sufficient liquidity to fund estimated losses beyond September 30 2008; however should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, it could significantly impair the ability of the Company to fund future operations which would require management to scale back operations, raise additional debt or equity capital or discontinue operations before September 30, 2008. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Viewpoint.

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

          Viewpoint has a limited operating history upon which an evaluation of the Company and its prospects can be based. Viewpoint has had significant quarterly and annual operating losses since its inception, and, as of September 30, 2007, had an accumulated deficit of $ 293.0 million. Viewpoint’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Viewpoint will achieve or sustain profitability.

RESULTS OF OPERATIONS

          The following table sets forth for the three and nine months ended September 30, 2007 and 2006, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Statements of Operations Data
Revenues:
Advertising Systems	44%	30%	39%	43%
Search	34	46	41	37
Services	21	24	20	19
Licenses	1	—	—	1

Total revenues	100	100	100	100

Cost of revenues:
Advertising Systems	30	13	23	28
Search	1	1	1	1
Services	17	14	15	14
Licenses	—	—	—	—

Total cost of revenues	48	28	39	43

Gross profit	52	72	61	57

Operating expenses:
Sales and marketing	25	45	31	34
Research and development	20	31	21	24
General and administrative	51	65	59	52
Depreciation	3	4	3	3
Amortization of intangible assets	6	7	5	3
Restructuring charges	—	—	—	1
Impairment of goodwill and other intangible assets	—	332	—	83

Total operating expenses	105	484	119	200

Gain/Loss from operations	(53)	(412)	(58)	(143)

Other income (expense):
Interest and other income, net	2	3	2	2
Interest expense	(4)	(7)	(5)	(5)
Changes in fair values of warrants to purchase common stock and conversion feature of convertible notes	50	32	—	(1)

Total Other income (expense)	48	28	(3)	(4)

Loss before provision for income taxes	(5)	(384)	(61)	(147)
Provision for income taxes	—	1	—	—

Net loss	(5)%	(385)%	(61)%	(147)%

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

Financial Performance Summary

          Viewpoint reported total revenue of $4.5 million for the third quarter of 2007 compared to $3.2 million for the third quarter of 2006. The increase was primarily driven by strong performance from the marketer direct sales area in both Ad Systems and Services. Gross profit increased by $0.1 million to $2.4 million for the third quarter of 2007 compared to $2.3 million in the third quarter of 2006. Operating loss for the third quarter of 2007 was $2.4 million compared to $13.2 million in the third quarter of 2006. Net loss for the third quarter 2007 was $0.3 million, or a loss of $0.00 per share, compared to a net loss of $ 12.3 million, or a loss of $0.18 per share, in the third quarter of 2006.

          Viewpoint reported total revenue of $11.7 million for the nine months ended September 30, 2007, compared to $12.9 million for the nine months ended September 30, 2006. This variance was driven primarily by softer Ad Systems media services revenue in the first half of 2007. Gross profit decreased to $7.1 million for the nine months ended September 30, 2007 compared to $7.4 million for the prior period. Operating loss for the nine months ended September 30, 2007, was $6.9 million compared to $18.5 million in the nine months ended September 30, 2006. Net loss for the nine months ended September 30, 2007, was $7.4 million, or a loss of $0.10 per share, compared to a net loss of $19.1 million, or a loss of $0.29 per share, in the nine months ended September 30, 2006.

          Viewpoint’s cash, cash equivalents, and marketable securities as of September 30, 2007 were $3.3 million. This can be compared to cash, cash equivalents, and marketable securities of $4.3 million at December 31, 2006. The decrease in cash, cash equivalents, and marketable securities is primarily due to increased accounts receivable, driven by a sharp increase in Ad Systems media revenue, as well as cash used to fund our loss from operations, offset by proceeds from the sale of common stock and warrants.

Revenues

	Months Ended September 30,		%

	2007	2006	Change

	(dollars in thousands)
Three months ended:
Advertising Systems	$2,004	961	109
Search	1,533	1,460	5
Services	954	786	21
Licenses	19	4	375

Total revenues	$4,510	$3,211	40%

Nine months ended:
Advertising Systems	$4,540	$5,569	(18)
Search	4,744	4,822	(2)%
Services	2,353	2,430	(3)
Licenses	30	82	(63)

Total revenues	$11,667	$12,903	(10)%

          Viewpoint offers an online advertising campaign management and deployment product. In July 2005, the Company deployed a new product, incorporating the Viewpoint Creative Innovator product and Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from web-site publishers and resells that space to advertisers. The Company is the primary obligor in the transaction, has latitude in establishing the price charged to the customer, performs part of the service (in delivering the ad), has discretion in publisher selection, is involved with the determination of the media purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue and the cost of the media space as cost of sales.

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

          Viewpoint has a creative services group that builds content for customers. Viewpoint charges customers fees for these services based on the estimated time and materials to complete a creative project, including an acceptable profit margin. Revenue is recognized on a proportional performance basis if all other revenue recognition criteria are satisfied.

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

          The Company recognized $2.0 million in advertising systems revenue during the three months ended September 30, 2007 compared to $1.0 million for the same period in 2006. This revenue was generated by delivering advertising impressions to websites in several different formats, including video. The increase in Ad Systems revenue is attributable to growth in the business from customers who receive end-to-end full service interactive campaign management, and revenue reflects a combination of media, media management and ad delivery (“marketer direct customers”). Business associated with these marketer direct customers may have lower margins as the cost of media is included in these products.

          The Company recognized $4.5 million in advertising systems revenue during the nine months ended September 30, 2007 compared to $5.6 million for the same period in 2006. The decline in advertising systems revenue for the nine month period ended September 30, 2007, is primarily attributable to a weaker media revenue in the first half of 2007.

          Search revenues are generated when users of the Viewpoint Toolbar click on provided search results that are provided by advertisers. These advertisers then pay a fee to Yahoo!, which remits a percentage of the fee to Viewpoint. The Company had installed 8.7 million Viewpoint Toolbars through December 2004, 21.4 million through December 2005, 26.6 million through December 2006 and 29.7 million through September 2007. Internet users can uninstall the Viewpoint Toolbar, and through December 2004, 3.3 million users who had accepted the installation of the Toolbar had later uninstalled it during 2004. The total of uninstalled toolbars had increased to 9.9 million by December 2005, 13.5 million by December 2006, and 15.6 million by September 2007. Search revenues were $1.5 million and $4.7 million for the three and nine month period ended September 30, 2007, respectively, compared to $1.5 million and $4.8 million for the three and nine months ended September 30, 2006, respectively. The Company is continuing to evaluate methods of enhancing the toolbar user’s experience on the web through new features (including 3-D widget applications). If the Company is unable to identify new enhancements to toolbar users, the Company expects to see a decrease in revenue in this segment.

          Services revenues amounted to $1.0 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.8 million and $2.4 million for the same periods in 2006, respectively. The Company continued to see a decline in customer’s use of traditional site-side content development. The Company is addressing this decline by developing the segment to support marketer direct customers as part of Viewpoint’s portfolio of full-service advertising capabilities. In this capacity, the Company expects see a higher volume of smaller deals that drive additional revenue to the Ad Systems segment. Further growing those capabilities, the Company acquired Makos Advertising in April 2007 and is incorporating that business into its services segment. The Company will support the Makos Advertising business with the services segment in the future.

          The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will be insignificant in 2007.

Cost of revenues

	September 30,		%

	2007	2006	Change

	(dollars in thousands)
Three months ended:
Advertising Systems	$1,350	$399	238%
Percentage of Advertising Systems Revenues	67%	42%
Nine months ended:
Advertising Systems	$2,715	$3,638	(25)%
Percentage of Advertising Systems Revenues	60%	65%

Three months ended:
Search	$29	$39	(26)%
Percentage of Search Revenues	2%	3%
Nine months ended:
Search	$100	$113	(12)%
Percentage of Search Revenues	2%	2%

Three months ended:
Services	$747	$455	64%
Percentage of Services Revenues	78%	58%
Nine months ended:
Services	$1,737	$1,766	(2)%
Percentage of Services Revenues	74%	73%

Three months ended:
Licenses	$3	$—	N/A %
Percentage of Licenses Revenues	16%	—%
Nine months ended:
Licenses	$3	$8	(63)%
Percentage of Licenses Revenues	10%	10%

          Cost of revenues for advertising systems was $1.4 million and $2.7 million for the three and nine month periods, respectively, ended September 30, 2007 compared to $0.4 million and $3.6 million for the same period last year. These costs consist of the web-hosting and employee costs associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The three month variance reflects the increase in costs associated with serving marketer direct customers, specifically the media fees associated with that business. Advertising systems costs as a percentage of the associated revenue increased to 67% in the three months ended September 30, 2007 from 42% in the same period in the prior year due to an increase in marketer direct business. The decrease over the nine month period is attributable to weaker marketer direct business during the first half of 2007.

          The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal, and the Company believes that these costs will stay consistent.

          Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services was $0.7 million and $1.7 million for the three and nine month periods ended September 30, 2007, respectively, compared to $0.5 million and $1.8 million for the same periods last year. The increased costs during the three month period reflect the expenses associated with adding Makos resources into the Services segment.

Sales and marketing

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:	$1,118	$1,454	(23)%
Sales and Marketing	25%	45%
Percentage of total revenues
Nine months ended:	$3,635	$4,481	(19)%
Sales and Marketing	31%	35%
Percentage of total revenues

          Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

          Sales and marketing expenses of $1.1 million for the three month period ended September 30, 2007 decreased by $0.3 million compared to the same period last year. The decrease was principally due to the discontinuance of licensing fees paid in association with use of the Fotomat brand.

          Sales and marketing expenses of $ 3.6 million for the nine months ended September 30, 2007 decreased by $0.8 million compared to the same period last year. The decrease was principally due to the discontinuance of licensing fees paid in association with use of the Fotomat brand.

Research and development

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Research and development	$892	$982	(9)%
Percentage of total revenues	20%	31%
Nine months ended:
Research and development	$2,506	$3,138	(20)%
Percentage of total revenues	21%	24%

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

          Research and development expenses of $0.9 million for the three months ended September 30, 2007 decreased by $0.1 million from compared to the same period last year. The decrease is primarily attributable to a reduction in the number of research and development employees.

          Research and development expenses of $2.5 million for the nine months ended September 30, 2007 decreased by $0.6 million from compared to the same period last year. The decrease is primarily attributable to a reduction in the number of research and development employees.

General and administrative

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
General and Administrative	$2,301	$2,102	9%
Percentage of total revenues	51%	65%
Nine months ended:
General and Administsrative	$6,886	$6,687	3%
Percentage of total revenues	59%	52%

          General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, and insurance expense.

          General and administrative expenses of $2.3 million for the three months ended September 30, 2007 increased by $0.2 million compared to the same period last year. The increase is primarily attributable to an increase in the use of consultants and an increase in bad debt expense.

          General and administrative expenses of $6.9 million for the nine months ended September 30, 2007 increased by $0.2 million compared to the same period last year primarily due an increase in the use of consultants.

Depreciation expense

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Depreciation	$147	$113	30%
Percentage of total revenues	3%	4%
Nine months ended:
Depreciation	$375	$337	11%
Percentage of total revenues	3%	3%

          Depreciation expense for the three and nine months ended September 30, 2007 increased by approximately $35 thousand over the same periods in the prior year because the useful life of leasehold improvements at the Company’s present New York, NY, offices was shortened when the Company decided to move these operations to a new location within the same city.

Amortization of intangible assets

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Amortization of intangible assets	$282	$222	27%
Percentage of total revenues	6%	7%
Nine months ended:
Amortization of intangible assets	$640	$443	44%
Percentage of total revenues	5%	3%

          Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast acquisition and to the amortization of customer relationships, tradenames and URL’s and non-compete agreements acquired in the Makos acquisition. The increases in amortization expense for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year are attributable to the acquisition of Makos Advertising in April 2007.

Restructuring charges

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Restructuring charges	$—	$—	N/A	%
Percentage of total revenues	—%	—%
Nine months ended:
Restructuring charges	$—	$92	(100)%
Percentage of total revenues	—%	1%

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

Interest and other income, net

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Interest and other income, net	$68	$95	(28)%
Percentage of total revenues	2%	3%
Nine months ended:
Interest and other income, net	$180	$264	(32)%
Percentage of total revenues	2%	2%

          Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest expense

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Interest expense	$(202)	$(213)	(5)%
Percentage of total revenues	(4)%	(7)%
Nine months ended:
Interest expense	$(606)	$(709)	(15)%
Percentage of total revenues	(5)%	(5)%

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

Changes in fair value of warrants to purchase common stock

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$2,254	$1,021	121%
Percentage of total revenues	50%	32%
Nine months ended:
Changes in fair value of warrants to purchase common stock and conversion options of convertible notes	$(7)	$(151)	(95)%
Percentage of total revenues	(0)%	(1)%

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

          For the three month periods ended September 30, 2007 and 2006, the Company recorded a gain based on the change in the fair value of the warrants of $2.3 million and $1.0 million, respectively, related to an decrease in the Company’s stock price. For the nine month periods ended September 30, 2007 and 2006, the Company recorded expense of less than $0.1 million and $0.2 million, respectively, based on the change in the fair values of the warrants related to an increase in the Company’s stock price. In addition, the Company issued 3.3 million warrants in the May 2007 private placement.

Provision for income taxes

	September 30,
	2007	2006	% Change

	(dollars in thousands)
Three months ended:
Provision for income taxes	$17	$30	(43)%
Percentage of total revenues	—%	1%
Nine months ended:
Provision for income taxes	$45	$56	(20)%
Percentage of total revenues	—%	—%

          Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including the following. For a complete listing of risk factors you should read the Company’s Form 10K/A for the year ended December 31, 2006:

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our stock may be de-listed from NASDAQ, which may adversely affect our ability to raise capital and stockholders’ ability to sell their shares.

•

If our common stock were to be de-listed from NASDAQ after December 31, 2008 we would be in default of certain loan covenants which could require the accelerated payment of our $3.4 million subordinated loan that is scheduled to mature in September 2009.

•	Our efforts to distribute our graphically enhanced toolbar may experience setbacks limiting or reducing our search revenue.

•	The success of our graphically enhanced search operations depends on users satisfaction with search results supplied by Yahoo!.

•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! Expires in March 2008.

•	Our software products may be wrongly labeled as spyware or adware which might lead to its uninstallation causing a decrease in our revenues.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be subject to seasonal fluctuations.

•	We may enter into business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•

We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.

•	We will need to keep pace with rapid technological changes in the internet search and advertising industries.

•	Our ad campaign management and deployment solution may not be successful and may cause business disruption.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our management team has only recently started working together.

•	Our stock is volatile, which could subject us to class action litigation.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

•

The market for digital visualizations solutions is characterized by rapidly changing technology, and if we do not respond in a timely manner, our products and technologies may not succeed in the marketplace.

•	We may be unable to protect our intellectual property rights.

•	We may be liable for infringing on the intellectual property rights or others.

•	Regulatory and legal uncertainties could harm our business.

•	Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

•	Internet security poses a risk to our business.

Recent Accounting Pronouncements

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At January 1, 2007 and September 30, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as interest expense and general and administrative expense, respectively, as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which are the federal government and states of New York and California.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

          Cash, cash equivalents, and marketable securities totaled $3.3 million at September 30, 2007, down from $4.3 million at December 31, 2006.

	Nine Months Ended September 30,
	2007	2006

	(dollars in millions)

Cash used in operating activities	$(5.1)	$(4.2)
Cash used in investing activities	(2.7)	(2.0)
Cash provided by financing activities	5.1	1.7

Operating activities

          In the nine months ended September 30, 2007, cash used in operating activities was $5.1 million compared to $4.2 million in the nine months ended September 30, 2006. The use of cash in operating activities during the nine months ended September 30, 2007 was attributable primarily to a net loss of $7.4 million and an increase in accounts receivable of $1.3 million offset by stock-based compensation expense of $1.3 million and depreciation and amortization of $1.2 million.

          The use of cash in operating activities during the nine months ended September 30, 2006 was attributable primarily to a net loss of $19.1 million offset by impairment of goodwill and intangibles of $10.7 million, a decrease in accounts receivable of $1.8 million and stock-based compensation charges of $1.6 million.

Investing activities

          In the nine months ended September 30, 2007, cash used in investing activities of $2.7 million was primarily attributable to net purchases of marketable securities of $1.6 million, an increase in restricted cash of $0.4 million in connection with entering into a lease agreement for new office space in New York, NY, and to cash used in the acquisition of Makos of $0.4 million net of cash acquired.

          In the nine months ended September 30, 2006, cash used in investing activities of $2.0 million was primarily attributable to net purchases of marketable securities of $1.7 million and purchase of property and equipment of $0.2 million

Financing activities

          In the nine months ended September 30, 2007, net cash provided by financing activities of $5.1 million was primarily attributable of the issuance of common stock and warrants for net proceeds of $5.0 million.

          In the nine months ended September 30, 2006, net cash provided by financing activities of $1.7 million was primarily attributable to the exercise of stock options of $2.4 million which was offset by cash used for the repayment of debt totaling $0.7 million.

          As of September 30, 2007, the Company had cash commitments totaling approximately $12.5 million through 2017, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period

	(in thousands)
	Total	1-Oct-2007 to 31-Dec-2007	1-Jan-2008 to 31-Dec-2008	1-Jan-2009 to 31-Dec-2010	1-Jan-2011 to 31-Dec-2012	Thereafter

Long-Term Debt Obligations	$3,350	$—	$—	$3,350	$—	$—
Operating Lease Obligations	6,123	277	894	1,543	1,097	2,312
Short-Term Debt Obligations	99	—	99	—	—	—
Interest Payments on Long-Term Debt Obligations	485	54	204	160	67	—
Unicast Debt Obligations	2,134	26	350	700	1,058	—
Purchase Obligations	298	298	—	—	—	—

Total	$12,489	$655	$1,547	$5,753	$2,222	$2,312

Long-Term Debt

          In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million (referred to herein as the “Holder”) to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Viewpoint of $0.2 million to the holder of the subordinated note, and adding $0.3 million to the principle of the note. In addition, the amendment waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. Also see Note 5 to the accompanying financial statements.

Other Transactions

          On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P. On April 30, 2007, the Company completed the acquisition. In exchange for the all of the outstanding partnership interests of Makos Advertising, L.P., the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos Advertising, L.P. and paid $0.6 million in cash.

          The Company also paid off outstanding debt in the form of a line of credit owed by Makos Advertising, L.P. in the amount of approximately $0.1 million and assumed outstanding debt relating to another line of credit in the amount of approximately $0.1 million.

          The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the its common stock in a private placement to such accredited investors at a purchase price of $0.40 per share (resulting in aggregate gross proceeds of $5.3 million ). The investors in the transaction also received warrants to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Such warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years. On May 7, 2007 the Company announced the closing of the transaction and the receipt of $5.3 million.

          On October 18, 2007, Viewpoint Corporation (“Viewpoint”) entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Springbox, Ltd. (“Springbox”), interactive marketing firm located in Austin, TX, with digital web marketing and creative solutions. The agreement contains customary representations, warranties and covenants of the sellers and Viewpoint. The transaction closed on November 1, 2007.

          Under the terms of the agreement, Viewpoint paid, at the closing, approximately $5.0 million in cash and issued 714,286 shares of its common stock. The amount of cash payable by Viewpoint was subject to adjustment based on the net book value of Springbox as of the closing date of the transaction and (ii) the subsequent receipt by Viewpoint of accounts receivable outstanding on the closing date of the transaction. In addition, the sellers of Springbox are entitled to an EBITDA based earnout. Viewpoint has the option to pay cash or shares of its common stock in order to satisfy any obligation pursuant to the earnout.

          In addition, Viewpoint entered into a Securities Purchase Agreement with certain accredited investors, dated as of October 18, 2007, pursuant to which Viewpoint issued 15,714,286 shares of Viewpoint common stock in a private placement to such accredited investors at a purchase price of $0.70 per share (resulting in aggregate gross proceeds of $11,000,000). The investors in the transaction also received warrants to purchase an additional 4,714,286 shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). The Company also paid a placement fee of approximately $0.7 million and issued warrants to purchase 314,286 shares of its common stock (on the same terms as those issued to investors) to Merriman, Curhan Ford & Co., as placement agent. Such warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. Of the gross proceeds of $11 million received from investors, approximately $5.0 million was used to purchase Springbox.

          The securities offered and sold in the private placement have not been registered under the Securities Act of 1933, as amended, and were sold in reliance upon the exemption from securities registration afforded by Regulation D. Each investor represented to Viewpoint that it is an “Accredited Investor”, as defined in Rule 501 of Regulation D under the Securities Act. In connection with the private placement, Viewpoint entered into a Registration Rights Agreement with the investors pursuant to which Viewpoint is required to file a registration statement with the SEC covering the shares within 45 days of the closing of the private placement.

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

Item 4. Disclosure Controls and Procedures

          Based on our management’s evaluation, with the participation of our chief executive officer and our chief financial officer, as of September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

          There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the third quarter of our fiscal year 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

VIEWPOINT CORPORATION

Dated: November 9, 2007	By:	/s/ PATRICK VOGT

Patrick Vogt
President and Chief Executive Officer

Dated: November 9, 2007	By:	/s/ CHRISTOPHER C. DUIGNAN

Christopher C. Duignan
Chief Financial Officer