Form 10-K
period 2007-12-31
ENLIVEN MARKETING TECHNOLOGIES CORP
filed 2008-03-17
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  TO
COMMISSION FILE NUMBER: 0-27168

ENLIVEN MARKETING TECHNOLOGIES
CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	95-4102687 (I.R.S. Employer Identification Number)

205 West 39th Street, 16th Floor, New York, NY 10018
(Address of principal executive offices and zip code)

(212) 201-0800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  (Do not check if a smaller reporting company)  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007	$92,528,000
Number of shares of common stock outstanding as of March 12, 2008	99,082,000

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results stated, implied, or suggested by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Factors That May Affect Future Results of Operations.” You should carefully review these factors as well as the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2008. When used in this report, the words “will”, “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Item 1. Business

Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) is a leading Internet Marketing Technology Company that focuses on using its technology to help companies effectively market their products and services on the Internet. Enliven provides a full suite of digital products, services and consulting through a combination of proprietary visualization technology, and a Premium Rich Media advertising platform for the creation, delivery and reporting of online content. Enliven employs this technology to build powerful customer-facing marketing tools that enable companies to showcase products on the Web in an interactive, engaging way. Enliven’s family of brands include Unicast, the Internet Marketing and Advertising Technology Group, and Springbox, the Creative Digital Marketing Solutions Group.

Since 2003, we have extended the historical imaging capabilities of our proprietary graphics technology to develop an advertising delivery system that specializes in deploying video and rich media advertising, and a search business that provides Internet consumers a flexible graphical searching experience. Our revenues in these product areas are supplemented by our Creative Solutions division Springbox, which provides end-to-end interactive creative solutions and builds sophisticated websites and Premium Rich Media digital content that is used by customers in each revenue stream.

All of our product groups leverage our core software offering, the Viewpoint Media Player (“VMP”). The VMP is a free software product installed by Internet consumers on their computers to view specialized digital content displayed by websites, more fully explained in the sections below. We have been distributing the VMP since 2000 and estimate that it has been installed on more than 120 million computers in the United States. We base this estimate on independent surveys commissioned by us and by other industry participants as well as information we have received from our publishing clients who report to us the frequency with which visitors to their sites have the VMP installed before arriving at their sites.

The VMP has an “automatic update” feature that enables new functions and features to be easily and efficiently added. Whenever an Internet consumer visits a website deploying content that is built using the Enliven platform, or encounters online advertising content delivered by our ad-delivery product, the VMP is activated. When the VMP is activated it communicates with our servers to check for recent improvements and automatically updates itself when necessary. This activation provides a unique opportunity for us to communicate with Internet consumers and to offer them the latest version of the VMP as well as other valuable features and products, such as our Internet search toolbar with its photo-management feature. See Note 15 in the financial statements for additional segment reporting information.

Unicast Internet Marketing Technologies Division (Advertising Systems)

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

We designed UAP to integrate creative assembly with campaign management and detailed performance analysis. In addition, UAP has the broad capabilities to deliver multiple ad formats and media types, including several different video formats, 3D content, and all major “rich media” units.

UAP is “technology agnostic”, meaning it delivers advertisements that utilize all major technologies and formats, not just those exploiting the special capabilities of the VMP. Importantly, however, video and other “rich media” ads that typically involve large file sizes and, therefore, higher bandwidth costs, can be deployed at significantly lower rates when utilizing the Unicast format by taking advantage of the VMP residing on the Internet consumer’s computer.

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

Following the acquisition of Unicast, we integrated all of our product offerings into one suite of products called Enliven’s Unicast Online Advertising Suite. This suite of products includes Unicast Transitional (full screen and partial screen video and interactive ads that are shown to consumers as they navigate between pages), Unicast In-Page (video and interactive ads embedded within web pages including standard and expandable banners, pre-roll and post-roll ads), and Unicast Over-the-Page (video and interactive ads that “float”/play over the top of an Internet site page). The suite of products is delivered using UAP.

We offer these advertising formats delivered through UAP to customers, charging them in the standard manner consistent with industry practices with fees based on the number of times an advertisement is deployed (i.e., on a “CPM”, or cost per thousand impression basis). CPM fees vary by type of advertisement, with static ads realizing relatively low fees and rich media ads—particularly video ads—realizing higher fees. Rates charged for advertising ranged from $0.02 to $5.25 per thousand impressions in 2007.

During 2007, 2006 and 2005 we also utilized our resources to provide full service campaign management. This includes planning and purchase of media space for our clients. When we execute campaigns for advertisers we are paid both a delivery fee and for media planning and placement. We include the total cash received for these deals as revenue, and our payments to publishers for the media space is included in our cost of revenues for advertising systems, as we provide ad serving in addition to the placement of media, we negotiate the price, and take the risks associated with the client’s credit and collectibility of receivables. Rates charged for advertising ranged from $5.00 to $47.50 per thousand impressions in 2007.

Search Solutions (Search and Licensing)

On March 17, 2004, Enliven entered the Internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct Internet searches without leaving the webpage they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain Internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray.

The Company executed a search advertising agreement in 2004 with Yahoo!. The initial term of the agreement was to expire in 2006, however, the term was subsequently amended to March 2008 and,

pursuant to the agreement’s automatic renewal provision, has been extended to March 2009. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the exclusive right to display search results to the Viewpoint Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo! through the Viewpoint Toolbar. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

We generate revenue from the Viewpoint and Fotomat Toolbars when an Internet consumer uses the Toolbar to conduct an Internet search, or when they have the Toolbar installed and conduct a search at several Internet sites. We also generate revenue, although a very small percentage, when a user conducts a search from our search homepage, www.viewpointsearch.com. Revenue is generated when the consumer clicks on sponsored results provided by Yahoo! that have been provided because an advertiser has paid to be included in Yahoo!’s search results. Yahoo! receives the fee from the advertiser and pays Enliven a percentage of this fee 45 days after the end of the month in which the advertisement is clicked.

In the fourth quarter of 2005, Enliven negotiated an extension to the agreement with Yahoo! to provide search results for an additional period of two years, which pursuant to the terms of the agreement has automatically renewed to March 2009. Additionally, pursuant to the 2005 amendment, the Company received the right to create and distribute customized versions of the Toolbar for third parties, subject to certain conditions, but still using Yahoo! as the exclusive search engine for these toolbars. This right will enable the Company to empower marketers with the ability to distribute a customized toolbar to their customers. These toolbars may include new and/or existing features of the Fotomat Toolbar. Search revenue generated from the distribution of these customized toolbars would be shared between Yahoo! and Enliven on the same basis as the current contract. Custom toolbars are permission-based and provide the means to dynamically deliver marketing messaging to customers on a one-to-one basis.

Prior to launching our Search product we principally leveraged our distributed base of VMP’s by licensing access to use the Enliven Platform for display of content on a website. Enliven initiated Internet activities with the release of a beta version of the Viewpoint Media Player in 1999. Simultaneously, Enliven released a suite of content authoring tools specifically designed to enable customers who published digital content on their websites to create material that can be “read” or “played back” by the VMP. With the VMP residing on the web consumer’s computer and interpreting instructions delivered by our customers’ web sites, web sites can transmit relatively small files that can yield rich media on the end user’s computer. In this way, website owners can deploy digital content representing three-dimensional views of their products, include pre-set animations, and provide high-resolution two-dimensional views, video, audio, text, and other media types. For example, we have licensing customers who are auto manufacturers that deploy from their websites 3D representations of their vehicles which viewers can interact with by “opening” doors, zooming in on features, configuring accessories, or swapping colors. Our licensees helped facilitate the growth of our distributed base of VMP’s that we used to launch our Search Toolbar business.

We make available on our web site, the core software necessary to create content in the Enliven format, as well as extensive tutorials and related materials. During 2005 we launched Enliven Software, a content authoring software product that makes the process of authoring content in the Enliven format easier. In addition, we also launched a professional version of Enliven called Enliven PRO that is bundled with Right Hemisphere’s Deep Exploration and a video encoder powered by On2 Technologies. We are distributing Enliven PRO through a re-seller for a one-time fee and include with the price of the software the right to deploy an unlimited quantity of most types of Enliven content from an unlimited number of websites for an unlimited period of time.

Springbox Creative and Digital Marketing Solutions (Creative Services)

In 2007 we acquired Springbox, Ltd. (“Springbox”) an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions, and merged the company with our Studio division, which provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the Unicast Advertising Platform and integrated with our Premium Rich Media ad delivery capabilities. This combined offering is the next step in the evolution of our business, and will better position us to take advantage of the tremendous market opportunity for integrated online marketing solutions.

The Springbox division plays an integral role in our overall strategy. Springbox allows us to provide full service interactive marketing solutions for our clients. Aside from generating significant revenues, the division can also increase the number of websites that use the Enliven platform and distribute VMP’s to their customers. Additionally the division supports the development of advanced advertising formats and advertising content making use of UAP more appealing to marketers. Finally this work keeps us on the cutting-edge of the industry, giving us hands-on experience with the design, creation and deployment of rich media websites.

Competition

Competitors of our Unicast product area include full service advertising delivery companies like aQuantive, DoubleClick, and 24/7 RealMedia. Additionally, certain companies specialize in delivering rich media and video advertisements like Pointroll and Eyeblaster. Competitors in the Services sector include advertising agencies, online agencies and independent creative talent that can build content in the Enliven format or in other rich media formats. Historically, our software licensing competitors (and their products) included: Macromedia, Inc. (Flash and Shockwave) and Cycore AB (Cult3D), although we have largely exited that business.

Competitors in the Search solutions business include Google Inc., Yahoo! (who offers its own search toolbar in addition to supplying search results for use with the Viewpoint Toolbar, Fotomat Toolbars, and other custom toolbars that we create), MSN, AskJeeves, Inc. (a subsidiary of IAC), MIVA and InfoSpace. Although we compete with some of the Search Engine firms in the toolbar space, we are not a search engine; but rather a partner with Yahoo! in distributing their search results.

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

In 2006 we saw acquisitions of pure play ad delivery companies like Klipmart and AdInterax. This continued in 2007, as larger delivery companies such as DoubleClick, aQuanitive and 24/7 RealMedia were acquired by key players in the internet space–Google, Microsoft and WPP, respectively. We anticipate acquisition and consolidation within the online space will continue in 2008.

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

Product Development

The continual development of new products and enhancements to our existing products is critical to our success. Our principal current product development efforts are focused on the development of the Enliven platform and other technologies like UAP and Graphically Enhanced Search. From time to time, we may also acquire basic software technologies that we consider complementary to our offerings.

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

Our research and development expenses were approximately $3.3 million, $3.9 million, and $4.5 million for 2007, 2006, and 2005, respectively. We have experienced some success in reducing research and development expenses through outsourcing and other means, while maintaining our focus on technology developments, such as enhancements to our platform and the creation of new products.

Employees

As of February 15, 2008, Enliven had 146 full time employees, including 70 related to cost of revenues in creative services and advertising systems; 19 in sales and marketing; 25 in research, development and quality assurance; and 32 in administration. This compares to 91 full time employees, including 21 related to cost of revenues in creative services and advertising systems; 23 in sales and marketing; 26 in research, development and quality assurance; and 21 in administration as of February 15, 2007. The increase in headcount is primarily driven by acquisitions which were completed during the year. The employees and the Company are not parties to any collective bargaining agreements, and the Company believes that its relationships with its employees are good.

Available Information

Our website is located at http://www.Enliven.com. Our investor relations website is located at http://www.Enliven.com/investing.aspx. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Executive Officers of the Registrant

The following table sets forth certain information regarding the Company’s executive officers as of March 17, 2008:

Name	Age	Position
Patrick Vogt	44	President and Chief Executive Officer
Christopher C. Duignan	32	Chief Financial Officer
Andrew J. Graf	36	Executive Vice President and General Counsel

Patrick Vogt, President and Chief Executive Officer

Mr. Vogt has been a director of the Company since September 2004. He was appointed President and Chief Executive Officer of Enliven in August 2005. From 2003 to 2005, Mr. Vogt had been Senior Vice President and Senior General Manager of Sony eSolutions Company LLC. His team was responsible for Internet Properties Management, Direct Marketing, and Sales across all customer segments. Other responsibilities included Global Contact Center Governance, the eCommerce and Contact Center platform (supporting all distribution channels), and P&L management for Sony’s entire direct business. From 2001 to 2003, Mr. Vogt was Vice President of HP Compaq Computer’s eBusiness Group & Software and Peripherals Group, where his team managed all direct marketing activities and the direct on-line business for the Americas region. From 1999 to 2001, Mr. Vogt was General Manager of the Aftermarket Sales Division and Dell Online for Dell Computer Corporation. Mr. Vogt received a Bachelor of Science degree from the State University of New York and has an MBA from Iona College, Hagen School of Business, with a concentration in Marketing.

Christopher C. Duignan, Chief Financial Officer

Mr. Duignan has been working at Enliven for over six years, promoted from Manager of Treasury Operations, to Controller, to Chief Financial Officer. Mr. Duignan also serves as Enliven’s Chief Accounting Officer. Prior to Enliven, Mr. Duignan worked at PricewaterhouseCoopers LLP for four years in their technology group within the audit practice. At PwC, Mr. Duignan’s client base consisted of publicly traded technology companies as well as a number of start-ups. Mr. Duignan received a bachelor of science in accounting from Fairfield University in 1997 and is a certified public accountant. Mr. Duignan also served in the United States Marine Corps Reserve for 8 years.

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

Item 1A. Risk Factors

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, WHICH MAY CAUSE OUR SHARE PRICE TO DECLINE.

The Company had cash, cash equivalents and marketable securities of $7.2 million at December 31, 2007. During the year ended December 31, 2007 net cash used in operations amounted to $6.5 million. As of December 31, 2007, the Company had an accumulated deficit of $299 million. The Company has incurred negative cash flows and net losses since inception. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability, which may cause our share price to decline. In addition, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, it could significantly impair the ability of the Company to fund future operations, which would require management to scale back operations, raise additional debt or equity capital or discontinue operations. The Company may seek additional funds when necessary through public or private equity financing or from other sources to fund operations and pursue growth, although there are no assurances that the Company can obtain such financing with reasonable terms. Any financing the Company obtains may contain covenants that restrict the Company’s freedom to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute the Company’s current shareholders’ ownership interest in Enliven.

OUR STOCK MAY BE DE-LISTED FROM NASDAQ, WHICH MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL AND STOCKHOLDERS’ ABILITY TO SELL THEIR SHARES.

The Nasdaq Stock Market (“NASDAQ”) notified the Company on November 27, 2006 that the Company’s common stock could be delisted from NASDAQ for failure to maintain a minimum bid price of $1.00 and that the Company had until May 29, 2007 to regain compliance with the listing standards of The NASDAQ Global Market. On May 24, 2007, the Company received written notification from NASDAQ that the Staff had approved the Company’s application to transfer the listing of the Company’s common stock from The NASDAQ Global Market to The NASDAQ Capital Market. The Company’s securities commenced trading on The NASDAQ Capital Market effective May 29, 2007. On June 6, 2007, the Company received notification from NASDAQ that the Company has regained compliance with NASDAQ’s continued listing requirements under Marketplace Rule 4310(c)(4). The notification provided that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, NASDAQ advised the Company that this matter was now closed.

On September 17, 2007 the Company received another written notification from the NASDAQ Listing Qualifications Department notifying management that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). The Company, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), was provided 180 calendar days, or until March 17, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before March 17, 2008.

On January 10, 2008, the Company received notification from NASDAQ that it had regained compliance with NASDAQ’s continued listing requirements under Marketplace Rule 4310(c)(4). The notification provided that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, NASDAQ advised the Company that this matter was now closed.

If the Company’s common stock is delisted from NASDAQ, the market liquidity of the Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell Company securities in the secondary market. Additionally, any such delisting would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. The Company’s common stock has closed below $1.00 per-share during the months of February and March, 2008. The Company cannot give investors in its common stock any assurance that the Company will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that its stock will not be delisted by NASDAQ.

IF OUR COMMON STOCK WERE TO BE DE-LISTED FROM NASDAQ WE WOULD BE IN DEFAULT OF CERTAIN LOAN COVENANTS WHICH COULD REQUIRE THE ACCELERATED PAYMENT OF OUR $3.1 MILLION SUBORDINATED LOAN.

If the Company’s common stock is de-listed from NASDAQ it will violate a covenant within the 4.95% subordinated note agreement between the Company and Federal Partners P, L.P., an affiliate of The Clark Estates.

In March 2007, the Company and Federal Partners P, L.P. amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009 in exchange for the payment by Enliven of $0.2 million to Federal Partners P, L.P., and adding $0.3 million to the principal of the note. In addition, the amended note waived the aforementioned delisting covenant until December 31, 2008.

During February and March 2008 the Company’s common stock closed below the minimum $1.00 bid price per share requirement necessary to remain listed on the Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. The delisting would cause the subordinate note to become due immediately and based on current estimates the Company would be unable to pay this obligation.

OUR EFFORTS TO DISTRIBUTE OUR GRAPHICALLY ENHANCED SEARCH TOOLBAR MAY EXPERIENCE SETBACKS LIMITING OR REDUCING OUR SEARCH REVENUE.

We distribute our Graphically Enhanced Search toolbar through a complicated process that relies on internet users visiting websites or seeing advertising for a sufficient period of time to receive the software that eventually offers them our search toolbar. We need to continue to expand our reach of internet users who visit affiliated websites or view our advertising in order to receive the software. Our rate of installation has been declining over the past three years, from approximately 1.0 million per month during 2005, under 0.5 million per month during 2006 and under 0.3 million per month during 2007. There can be no assurance that this rate of installation will improve. Additionally, our reach is impacted by the rate of uninstallation of our Toolbars. We believe 6.6 million, 3.6 million and 2.5 million Toolbars were uninstalled during 2005, 2006, and 2007, respectively, after being accepted by a consumer. The Toolbars could have been uninstalled for a variety of reasons including lack of use, concern over performance, acceptance of a competitor’s product or user error. If we are not able to continue to offer the Toolbar at the current rate, the pace of uninstallations could lead to a decrease in our total net installed universe and a decline in revenues. The Company is continuing to evaluate methods of enhancing the toolbar user’s experience on the web through new features (including 3-D widget applications). If the Company is unable to identify new enhancements to toolbar users, the Company expects to see a decrease in revenue in this segment. Future declines in revenue may cause impairment losses of goodwill, or other assets, which would have a negative impact on operating results and could lead to a reduction in our stock price.

THE SUCCESS OF OUR GRAPHICALLY ENHANCED SEARCH OPERATIONS DEPENDS ON USERS’ SATISFACTION WITH SEARCH RESULTS SUPPLIED BY YAHOO!.

We have an agreement with Yahoo! which establishes Yahoo! as our exclusive supplier of search results for the Toolbar. The initial term of this agreement was scheduled to expire in March 2008; provided, however that the agreement renews automatically for successive one-year periods, until and unless one party gives written notice to the other party of its intent not to renew no less than 60 days prior to the end of the applicable term. As the Company has not received notice or provided notice to Yahoo! of non-renewal within such time period, the agreement has been automatically extended to March 2009. The market for products that enable and supply search results is relatively new, intensely competitive, and rapidly changing. Yahoo!’s principal competitors for supplying search results include Google Inc. and Microsoft. If these or other competitors develop more popular search results, end users may choose to use search toolbars or other search methods through which results from these competitors are supplied.

WE MAY BE UNABLE TO SUCCESSFULLY REPLACE OUR SEARCH RESULTS VENDOR WHEN OUR DISTRIBUTION CONTRACT WITH YAHOO! EXPIRES IN MARCH 2009.

We receive paid search results from Yahoo!. Yahoo! is successful at attracting advertisers who seek to purchase internet search advertisements, and our agreement with Yahoo! provides us a satisfactory percentage of those revenues. The term of our contract with Yahoo! expires in March 2009. There can be no assurance that our agreement with Yahoo! will be renewed on the same or more favorable terms, if at all. Furthermore, there can be no assurance that we would be able to successfully replace Yahoo! with another provider of search results on similar financial terms if necessary.

OUR SOFTWARE PRODUCTS MAY BE WRONGLY LABELED AS SPYWARE WHICH MIGHT LEAD TO ITS UNINSTALLATION CAUSING A DECREASE IN OUR REVENUES.

Our software products, including the Toolbar and the Media Player, have been wrongly characterized as spyware by certain security software vendors. We monitor activity in this area and undertake efforts to educate vendors about the characteristics of our software, and thus far have been successful at getting the vast majority of these vendors to change their characterization of our Viewpoint Toolbar. Should we fail to persuade such vendors about the functionality of our Toolbar, or not learn about a false characterization on a timely basis, a substantial number of our Toolbars could be uninstalled leading to a decrease in our revenues and our business will be materially and adversely affected.

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

Intensive marketing and sales efforts may be necessary to educate prospective advertisers regarding the uses and benefits of, and to generate demand for, our products and services. Advertisers may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Acceptance of our new solutions will depend on the continued emergence of Internet commerce, communication, and advertising, and demand for its solutions. We cannot provide assurance that use of the Internet will continue to grow or that current uses of the Internet are sustainable.

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

OUR REVENUES WILL BE IMPACTED BY SEASONAL FLUCTUATIONS AND DECREASES OR DELAYS IN ADVERTISING SPENDING DUE TO GENERAL ECONOMIC CONDITIONS.

We believe that our revenues will be subject to seasonal fluctuations because advertisers generally place fewer advertisements during the first and third calendar quarters of each year and direct marketers mail substantially more marketing materials in the third quarter of each year. Furthermore, Internet user traffic typically drops during the summer months, which reduces the number of advertisements to sell and deliver and searches performed. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue could be materially reduced by a decline in the economic prospects of advertisers, direct marketers or the economy in general, which could alter current or prospective advertisers’ spending priorities or budget cycles or extend our sales cycle. In addition, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues. Due to such risks, you should not rely on quarter-to-

quarter comparisons of our results of operations as an indicator of our future results. Our staffing and other operating expenses are based in large part on anticipated revenues. It may be difficult for us to adjust our spending to compensate for any unexpected shortfall. If we are unable to reduce our spending following any such shortfall, our results of operations would be adversely affected.

PROVIDING FULL-SERVICE AD MEDIA MANAGEMENT REQUIRES US TO TAKE ON INVENTORY RISK, AND COULD HAVE A MATERIAL IMPACT ON THE COMPANY’S WORKING CAPITAL.

When we provide full-service media management, we must purchase the media inventory from various publishers, and assume inventory risk on that media. Although customers are typically billed in advance for this type of service, these transactions tend to represent larger than normal cash outlays. As a result, there is risk that if the customer payment is late, it may temporarily reduce the working capital of the company until the payment is received. In addition, there is risk that the customer may not pay at all, which will dramatically hinder the cash position of the company.

WE MAY ACQUIRE ADDITIONAL COMPANIES OR ENTER INTO OTHER BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES WHICH COULD BE DIFFICULT TO INTEGRATE AND MAY DISRUPT OUR BUSINESS.

We acquired Unicast Communications Corp. on January 3, 2005, Makos Advertising, L.P. on April 30, 2007 and Springbox, Ltd. On October 31, 2007 and may continue to pursue expansion of our operations or market presence by acquiring additional companies, entering into other business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

•	difficulty assimilating the operations, technology and personnel of the acquired companies;

•	disruption of our ongoing business and distraction of management;

•	the failure of strategic alliances to perform as expected;

•	problems retaining key technical and managerial personnel;

•	expenses associated with amortization of purchased intangible assets;

•	additional operating losses and expenses of acquired businesses;

•	responsibility for liabilities of acquired businesses;

•	impairment of relationships with existing employees, customers and business partners;

•	the difficulty of integrating the acquired company’s accounting, information technology, human resources and other administrative systems;

•

in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems or operational difficulties; and

•	the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

WE PLAN TO EXPAND OPERATIONS IN INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED EXPERIENCE, WHICH COULD HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

We opened a Unicast office in the United Kingdom in 2007 and plan to expand our product offering in the European and other international markets. We have only limited experience in marketing and operating our products and services in international markets, and we may not be able to successfully execute our business model in these markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets.

We believe that as the international markets in which we operate continue to grow, competition in these markets will intensify. Local companies may have a competitive advantage because of a greater understanding and focus on the local markets. In addition, certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

Other risks of doing business internationally include the following:

•	difficulties in developing, managing and staffing foreign operations;

•	stringent local labor laws or regulations;

•	currency exchange rate fluctuations;

•	trade barriers and regulations;

•	difficulty enforcing contracts in foreign jurisdictions;

•	potentially adverse tax consequences;

•	import or export restrictions; and

•	difficulties in complying with local government regulation or local laws.

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

CONSOLIDATION IN THE INDUSTRIES IN WHICH WE OPERATE COULD LEAD TO INCREASED COMPETITION AND LOSS OF CUSTOMERS.

The Internet industry (and online advertising in particular) have experienced substantial consolidation. We expect this consolidation to continue. These acquisitions could adversely affect our business and results of operations in a number of ways, including the following:

•	our customers could acquire or be acquired by one of our competitors and terminate their relationship with us;

•	our customers could merge with each other, which could reduce our ability to negotiate favorable terms; and

•	competitors could improve their competitive position through strategic acquisitions.

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

WE MIGHT EXPERIENCE SIGNIFICANT DEFECTS IN OUR PRODUCTS.

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. We might experience significant errors or failures in our products, or they might not work with other hardware or software as expected, which could delay the growth of our Toolbar or UAP products, or which could adversely affect market acceptance of our products. Any significant product errors or design flaws would slow the adoption of our products and cause damage to our reputation, which would seriously harm our business. If customers were dissatisfied with product functionality or performance, we could lose revenue or be subject to liability for service or warranty costs and claims, and our business, operating results and financial condition could be adversely affected.

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

In addition, interruptions in our services could result from the failure of our telecommunications providers to provide the necessary data communications capacity in the time frame we require. Our UAP technology resides on computer systems located in our data centers hosted by third parties and uses the networking capabilities of these data centers, Akamai and other providers. These systems’ continuing and uninterrupted performance is critical to our success. Despite precautions that we have taken, unanticipated problems affecting our systems in the future could cause interruptions in the delivery of our solutions. Our business, results of operations and financial condition could be materially and adversely affected by any damage or failure that interrupts or delays our operations. To improve the performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our web sites to mirror our online resources. Although we believe we carry property insurance with adequate coverage limits, our coverage may not be adequate to compensate us for all losses, particularly with respect to loss of business and reputation that may occur.

OUR MANAGEMENT TEAM HAS ONLY RECENTLY STARTED WORKING TOGETHER.

During 2006, the Company promoted an internal candidate to Chief Financial Officer. The Company also hired several new sales and marketing managers in 2005 and 2006. In addition, the Company’s acquisitions in 2007 led to the hiring of additional senior management. While all these individuals were familiar with the Internet business and Enliven in particular, and several had worked together before, there can be no assurance that these employees will successfully be able to transfer their experience to Enliven. Furthermore, there can be no assurance that these new employees or existing Enliven employees will successfully support one another to execute the required strategy and tactics to be a successful and profitable company.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHICH COULD HARM OUR BUSINESS.

The success of our business depends on the retention of our key senior management and other personnel critical to our business operations, due to unique technical skills, management expertise or key business relationships. The loss of services of a member of our senior management or other key employees could divert management’s time and attention, increase our expenses and adversely affect our ability to efficiently conduct our business. In addition, our future success depends on our ability to attract, retain and motivate highly skilled employees. We may not be able to retain our key employees or attract, retain and motivate other highly qualified employees in the future.

WE MAY HAVE TO OBTAIN FINANCING ON LESS FAVORABLE TERMS, WHICH COULD DILUTE CURRENT STOCKHOLDERS’ OWNERSHIP INTERESTS IN THE COMPANY.

In order to fund our operations and pursue our growth strategy we may seek additional financing through public or private equity funding or from other sources. We have no commitment for additional financing and we may experience difficulty in obtaining additional financing on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may have rights, preferences, or privileges senior to our common stock and may dilute our current stockholders’ ownership interest in Enliven.

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

WE ARE, AND MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD RESULT IN SUBSTANTIAL DAMGE AWARDS, AND COULD LIMIT OUR ABILITY TO PROVIDE CERTAIN PRODUCTS OR SERVICES IN THE FUTURE.

Our products and technologies are and may be the subject of infringement claims in the future. This could result in costly litigation and could require us to obtain a license to the intellectual property of third parties. We may be unable to obtain licenses from these third parties on favorable terms, if at all. Even if a license is available, we may have to pay substantial royalties to obtain it. If we cannot obtain necessary licenses on reasonable terms, our business would be adversely affected. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with customers require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

We are subject to regulations and laws applicable generally to companies that provide Internet services. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

CHANGES IN REGULATIONS OR USER CONCERNS REGARDING PRIVACY AND PROTECTION OF USER DATA COULD ADVERSELY AFFECT OUR BUSINESS.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data- related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In September 2007, the Company assigned the lease of its 17,000 square foot corporate headquarters. The primary lease expires in February 2010 and the assignment agreement covers this entire term. The Company relocated to its new corporate headquarters in the fourth quarter of 2007 within New York, New York.

The Company subleases approximately 12,500 square feet of space on the 16th floor of a 17-story office building in New York City, New York, which serves as the Company’s corporate headquarters. This space houses approximately 68 personnel, including substantially all of the Company’s general and administrative and research and development personnel as well as a significant portion of the sales and marketing personnel. The sublease agreement expires in January 2017, if not renewed. The Company believes that this office space is adequate for its current needs and that additional space is available in the building or in the New York City area to provide for anticipated growth.

The Company also leases approximately 12,000 square feet of office space in Los Angeles, California, pursuant to a lease that expires in December 2009. This space houses approximately 14 personnel principally engaged in sales, marketing and production for the services segment.

The Company also leases office space at two separate locations in Austin, Texas. The Company’s Springbox division leases approximately 15,000 square feet of office space in Austin, Texas pursuant to a lease that expires December, 2008. This space houses approximately 57 personnel, the significant majority of the creative services personnel. In addition, the Company leases approximately 5,600 square feet of office space in another location in Austin, Texas pursuant to a lease that expires in February 2011. This space houses advertising systems personnel and general and administrative personnel.

The Company licenses less than 1,000 square feet of serviced office space in London, England. The license agreement with respect to such space has a one year term ending in January, 2009.

Item 3. Legal Proceedings

The Company is engaged in certain claims, complaints and other legal actions arising in the ordinary course of business. From time to time, the Company will receive correspondence from outside parties alleging that the Company infringed a patent or a claim will be made by a customer asserting that the Company is obligated to indemnify them for alleged claims that the Company’s products or services infringed on a patent. The Company believes it has adequate legal defenses to any such claim. However, the Company may incur substantial expenses in defending against any related claim and it is not presently possible to forecast the outcome of any potential litigation in connection with such claim. In the event that litigation commences and a determination adverse to the Company is rendered, the Company may incur substantial monetary liability and be required to modify its business practices, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

On December 6, 2007 the Company held its Annual Meeting of Stockholders at which the stockholders of the Company approved the change of the name of the Company from “Viewpoint Corporation” to “Enliven Marketing Technologies Corporation” with the following votes:

	For	Against	Abstain
Change of Name	52,444,090	159,240	113,562

At the Annual Meeting the Company’s stockholders ratified the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the 2007 fiscal year with the following votes:

	For	Against	Abstain
Public Accounting Firm	52,669,715	45,912	1,265

A proposal to elect five (5) members of the Board of Directors to serve for a one-year term expiring at the annual meeting of stockholders in 2008 was approved by the stockholders with the nominees receiving the following votes:

	For	Withheld
Samuel A. Jones, Jr.	52,632,038	84,854
Dennis R. Raney	52,646,376	70,516
James J. Spanfeller	52,666,207	50,685
Patrick Vogt	52,618,576	98,316
Harvey D. Weatherson	52,665,607	51,285

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Enliven’s common stock, $0.001 par value, began trading over the counter in December 1995. The common stock is traded on The NASDAQ Capital Market under the symbol “ENLV.” On March 12, 2008, there were approximately 300 holders of record of our common stock. Some of the holders of record of Enliven common stock are brokers and other institutions that hold stock on behalf of their customers. We estimate that approximately 7,000 stockholders hold shares of Enliven common stock through the brokers and other institutions. The following table sets forth, for the periods indicated, the range of high and low closing sales prices per share of our common stock:

	High	Low
2007
4th Quarter	$1.21	$0.66
3rd Quarter	1.09	0.71
2nd Quarter	1.21	0.33
1st Quarter	0.77	0.44
2006
4th Quarter	$1.20	$0.63
3rd Quarter	1.69	1.11
2nd Quarter	1.90	1.22
1st Quarter	1.38	1.00

The Company has not paid any cash dividends on its common stock to date. The Company currently anticipates that it will retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Information with respect to securities authorized for issuance under equity compensation plans is included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

On September 17, 2007 the Company received written notification from the NASDAQ Listing Qualifications Department notifying management that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). The Company, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), was provided 180 calendar days, or until March 17, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before March 17, 2008.

On January 10, 2008, the Company received notification from NASDAQ that it had regained compliance with NASDAQ’s continued listing requirements under Marketplace Rule 4310(c)(4). The notification provided that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least 10 consecutive business days and, accordingly, NASDAQ advised the Company that this matter was now closed.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return for the Company’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), the Goldman Sachs Internet Trading Index (the “GIN”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the NASDAQ Market Index, the GIN and the S&P 500 Stock Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Enliven	$100	$40	$166	$59	$36	$63
NASDAQ Market Index	$100	$150	$163	$165	$181	$199
GIN	$100	$194	$239	$275	$267	$291
S&P 500 Index	$100	$126	$138	$142	$161	$167

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data
Revenues:
Advertising systems (1)	$8,811	$7,252	$5,448	$305	$—
Search (2)	6,082	6,307	9,424	2,698	—
Services	3,808	3,470	5,269	4,822	4,291
Related party services (3)	—	—	1,057	2,468	5,226
Licenses	30	148	608	704	2,283
Related party licenses (3)	—	—	3,490	3,535	1,729

Total revenues	18,731	17,177	25,296	14,532	13,529

Cost of Revenues:
Advertising systems	5,708	4,176	3,721	132	—
Search	128	154	173	45	—
Services	3,229	2,337	3,658	3,270	6,182
Licenses	3	8	12	6	97

Total cost of revenues	9,068	6,675	7,564	3,453	6,279

Gross profit	9,663	10,502	17,732	11,079	7,250

Operating expenses:
Sales and marketing	4,658	5,892	5,115	3,732	8,723
Research and development	3,265	3,919	4,479	3,432	4,209
General and administrative	9,291	8,466	10,054	7,220	11,549
Depreciation	672	466	645	657	1,137
Amortization of intangible assets (4)	1,388	570	491	17	10
Restructuring charges	—	92	—	(106)	2,023
Impairment of goodwill (5)	—	10,655	7,778	—	—

Total operating expenses	19,274	30,060	28,562	14,952	27,651

Loss from operations	(9,611)	(19,558)	(10,830)	(3,873)	(20,401)
Other income (expense):
Interest and other income, net	264	332	131	60	254
Interest expense (6)	(807)	(926)	(1,178)	(936)	(958)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes (6)	(3,318)	515	1,204	(4,180)	1,209
Loss on conversion of debt	—	—	—	(810)	—
Loss on early extinguishment (6)	—	—	—	—	(1,682)

Other income (expense):	(3,861)	(79)	157	(5,866)	(1,177)

Loss before provision for income taxes	(13,472)	(19,637)	(10,673)	(9,739)	(21,578)
Provision for income taxes	52	78	64	90	81

Net loss from continuing operations	(13,524)	(19,715)	(10,737)	(9,829)	(21,659)
Adjustment to net loss on disposal of discontinued operations	—	—	145	129	157

Net loss	(13,524)	(19,715)	(10,592)	(9,700)	(21,502)
Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.17)	$(0.30)	$(0.18)	$(0.18)	$(0.47)
Net income (loss) per common share from discontinued operations	$—	$—	$—	$—	$—
Net loss per common share	$(0.17)	$(0.30)	$(0.18)	$(0.18)	$(0.47)

Weighted average number of shares outstanding—basic and diluted	80,779	66,610	58,631	52,955	45,280

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data
Cash, cash equivalents and marketable securities (4)(6)(7)	$7,240	$4,267	$9,111	$8,662	$9,488
Working capital (4)(6)(7)	8,640	4,551	8,697	4,416	3,324
Total assets (4)(5)(6)(7)	42,201	27,687	45,136	45,273	45,743
Convertible notes, subordinated notes and warrants(4)(6)(7)	13,418	4,853	5,468	3,674	4,748
Stockholders’ equity (4)(5)(6)(7)	19,627	19,695	34,882	33,958	27,467

(1)

In 2004, Enliven began to offer an online advertising delivery service. On December 1, 2004, Enliven entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”), an online ad delivery company. Enliven charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. See Note 3 to the financial statements.

(2)

In March 2004 Enliven entered the Internet search business, by launching the Viewpoint Toolbar. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the Internet, and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

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

(4)

On October 18, 2007, the Company entered into a purchase agreement to acquire all of the outstanding partnership interests of Springbox, Ltd., an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The transaction closed on October 31, 2007, and the Company assumed ownership of Springbox as a wholly owned subsidiary at that date and the operating results of Springbox are included in the consolidated operating results of the Company for the two months ended December 31, 2007. The aggregate purchase price for the acquisition was approximately $5.5 million. On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos Advertising, L.P., an Austin, Texas based full service creative agency that specializes in broadcast and video advertising, branding and graphic design. The operating results of Makos are included in the consolidated operating results of the Company from May 1, 2007 to December 31, 2007. In exchange for all of the outstanding partnership interests of Makos, the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos and paid $0.6 million in cash. The total purchase price was approximately $0.9 million.

(5)

In December 2005, the Company determined that, based upon a decline in operating performance during the fourth quarter of 2005, that the Services segment had experienced an impairment of its allocated goodwill. The Company recorded an impairment expense of $7.8 million. In the third quarter of 2006, based on a further decline in the operating performance, the Company determined that the Services segment experienced another impairment of its allocated goodwill. The Company recorded an additional impairment expense of $10.7 million. Also refer to financial statement footnote 7.

(6)

The Company issued convertible notes with a principal balance of $7.0 million on December 31, 2002, then subsequently redeemed $3.3 million of the notes at par, exchanged $1.0 million of the notes for common stock and exchanged $2.7 million of the notes for new notes on March 25, 2003. Additionally, the Company issued $3.5 million of subordinated notes on March 26, 2003. The $6.2 million aggregate principal balances of the convertible and subordinated notes were at an interest rate of 4.95% per annum. The $2.7 million of convertible notes were converted in 2004 into 2.6 million shares of the Company’s common stock. The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008. In March 2008, the Company and the noteholder amended the note a second time, extending the maturity date to September 30, 2009, and revised certain covenants.

(7)

The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of October 18, 2007, pursuant to which the Company issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share. The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). Aggregate proceeds received by the Company in connection with issuing the shares of common stock and warrants totaled approximately $11 million. In addition, pursuant to this private placement we issued warrants to the placement agent as compensation to purchase 0.3 million shares of common stock at an exercise price of $0.84 per share with a term of five years, and paid $0.7 million in issuance costs. The aggregate value of warrants to purchase the 0.3 million shares of common stock amounted to $0.2 million. (The 4.7 million warrants issued to accredited investors combined with the 0.3 million warrants issued to the placement agent are collectively referred to as “October 2007 Warrants”). The October 2007 Warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company’s common stock in a private placement to such accredited investors at a purchase price of $0.40 per share. The investors in the transaction also received warrants (“May 2007 Warrants”) to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Aggregate proceeds received by the Company in connection with issuing the shares of common stock and the warrants totaled approximately $5.3 million. The warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed in 2008. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Overview

Overview. Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) is an Internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Enliven provides a full suite of digital products, services and consulting for Internet marketers. Enliven employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. After obtaining stockholder approval in December 2007, the Company changed its name from Viewpoint Corporation to Enliven Marketing Technologies Corporation.

Enliven offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites.

On January 3, 2005 Enliven purchased all the outstanding stock of Unicast Communications Corp. (“Unicast”), a leader in the delivery of interstitial and superstitial video Internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Enliven’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the Internet’s most active websites including Microsoft’s MSN, Yahoo! and America Online. The addition of Unicast significantly accelerated the Company’s growth in its advertising systems segment.

In 2004, Enliven entered the Internet search business by launching a toolbar search product which the Company calls the “Toolbar” and executed a search advertising agreement with Yahoo!, which was amended in 2006 and 2007. The agreement provides that Yahoo! is the exclusive provider of search results for the Company’s Toolbar through March 2008 which automatically renewed to March 2009. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the exclusive rights to display search results to the Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Toolbar. The Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

On April 30, 2007, the Company completed an acquisition of Makos Advertising, L.P. (“Makos”). Makos is an Austin, Texas based full service creative agency that specializes in broadcast and video advertising, branding and graphic design. Makos will enhance the Company’s ability to better serve clients who require cross-platform advertising support including broadcast video. Furthermore, Makos provides the Company the opportunity to offer strategic marketing and creative services to their clients, including campaign concepting and execution, broadcast production and in-house digital advertising production services which will greatly enrich the suite of services offered by the Ad Serving product group.

On October 18, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Springbox, Ltd. (“Springbox”), an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The acquisition of Springbox provides the Company with the ability to enhance the Company’s web based product offerings in order to meet the demand for creative digital and Internet solutions. In addition, Sprinbox provides content management technology that the Company will leverage across the Unicast ad platform providing customers with the ability to create integrated offerings that combine digital marketing with premium rich media ad content and delivery capabilities.

Enliven also provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. The professional services group uses the Enliven platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. Enliven provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. Clients supported during 2007 included America Online, Toyota Motor Services, General Electric and Honda.

Enliven has had significant quarterly and annual operating losses since its inception, and, as of December 31, 2007, had limited capital resources and an accumulated deficit of $299.1 million. Enliven’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Enliven will achieve or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain selected financial information expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Statements of Operations Data
Revenues:
Advertising systems	47%	42%	22%
Search	33	37	37
Services	20	20	21
Related party services	—	—	4
Licenses	0	1	2
Related party licenses	—	—	14

Total revenues	100	100	100

Cost of revenues:
Advertising systems	30	24	14
Search	1	1	1
Services	17	14	14
Licenses	0	—	—

Total cost of revenues	48	39	29

Gross profit	52	61	71

Operating expenses:
Sales and marketing	25	34	20
Research and development	17	23	18
General and administrative	50	49	40
Depreciation	4	3	3
Amortization of intangible assets	7	3	2
Restructuring charges	—	1	—
Impairment of goodwill	—	62	31

Total operating expenses	103	175	114

Loss from operations	(51)	(114)	(43)
Other income (expense):
Interest and other income, net	1	2	1
Interest expense	(4)	(5)	(5)
Changes in fair values of warrants to purchase common stock and conversion options of convertible notes	(18)	3	5
Loss on conversion of debt	—	—	—

Other income (expense)	(21)	—	1

Loss before provision for income taxes	(72)	(114)	(42)
Provision for income taxes	—	—	—

Net loss from continuing operations	(72)	(114)	(42)
Adjustment to net loss on disposal of discontinued operations	—	—	—

Net loss	(72)	(114)	(42)
Net loss applicable to common shareholders	(72)%	(114)%	(42)%

Critical Accounting Policies and Estimates

Enliven’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s accounting policies, see Note 2 to the consolidated financial statements included herein.

Described below are the areas where we believe that the estimates, judgments or assumptions that we have made, if different, would have yielded the most significant differences in our financial statements:

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition Financial Statements.” Accordingly, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

The Company generates revenues through four sources: (a) advertising systems, (b) search advertising, (c) services, and (d) software licenses. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Search Advertising revenue is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Toolbar. Service revenues, including services provided by Makos and Springbox, are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers. License revenues are generated from licensing the rights to use products directly to customers.

The Company offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risk of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

The Company executed a search advertising agreement in 2004 with Yahoo!, which has subsequently been amended. The agreement provides that Yahoo! is the exclusive provider of search results for the Toolbar through March 2009. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the ability to display search results to the Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Toolbar. The Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

The Company has a creative services group that builds content in the Enliven format for customers. The Company charges customers fees for these services based on time and materials to complete a project for the customer. Revenue from Springbox activities is recognized on a completed-contract basis, revenue from other services activities is recognized on a proportional performance method if all other revenue recognition criteria are satisfied. Under the proportional performance method, revenue is recognized based on the level effort expended to date compared to total estimated level of effort for the entire project. Estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

During 2005, Enliven announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Company’s Media Player and related technologies. The Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Enliven Technology. However, the Company will still charge for certain licenses requiring customization. Software license revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Company’s format. Fees from licenses sold together with fee-based professional services were generally recognized as revenue upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The proportional performance method was used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist. For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of VSOE in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately.

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

Valuation of Goodwill and Intangible Assets

Goodwill is not amortized, however, it is subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach in order to estimate the reporting unit’s enterprise value. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market comparables or discounted cash flow, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. In determining fair value of the reportable units and the impairment amount, we consider estimates and judgments that affect the future cash flow projections as well as comparable companies. Actual results may differ from these estimates under different assumptions or conditions.

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

Derivatives

Over the past three years, the Company issued a total of approximately 9.7 million warrants to purchase common stock, in connection with private placements. The Company is required to carry these warrants on its balance sheet as a liability at fair value and changes in the value of these warrants are reflected in net loss as changes in fair values of warrants to purchase common stock. Such changes in fair value are recorded as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. The determination of the fair value of the warrants is determined at each reporting period in accordance with the Black-Scholes pricing model that is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term, risk-free interest rate, and expected dividends.

Stock-Based Compensation

The Company has adopted the provisions of FAS No. 123R, “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors resulting in an estimated term, risk-free interest rate, and expected dividends. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As the result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. A change in volatility and term could significantly increase or decrease operating expenses.

The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants or modifications subsequent to January 1, 2006 and to grants that were unvested as of the effective date. Unamortized compensation costs for unvested grants that were outstanding as of the effective date will be expensed over the remaining service period using the amount estimated for the FAS 123 pro forma disclosures.

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

Contingencies and Litigation

The Company is engaged in certain claims, complaints and other legal actions arising in the ordinary course of business. From time to time, the Company will receive correspondence from outside parties alleging that the Company infringed a patent or a claim will be made by a customer asserting that the Company is obligated to indemnify them for alleged claims that the Company’s products or services infringed on a patent. The Company believes it has adequate legal defenses to any such claim. However, the Company may incur substantial expenses in defending against any related claim and it is not presently possible to forecast the outcome of any potential litigation in connection with such claim. In the event that litigation commences and a determination adverse to the Company is rendered, the Company may incur substantial monetary liability and be required to modify its business practices, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Liquidity

Subject to the Company’s common stock remaining listed on a national stock exchange, the Company currently estimates that it will have adequate liquidity to fund operations beyond March 31, 2009. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

During February and March 2008 the Company’s common stock closed below the minimum $1.00 bid price per share requirement necessary to remain listed on the NASDAQ Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. The delisting would cause the subordinate note to become due immediately and based on current estimates the Company would be unable to pay this obligation.

Financial Performance Summary

Enliven reported total revenue of $18.7 million for 2007, compared to $17.2 million for 2006, and $25.3 million for 2005. Gross profit for the year ended December 31, 2007 was $9.7 million compared to $10.5 million, and $17.7 million for the twelve months ended December 31, 2006, and 2005, respectively. The decrease in gross profit in 2007 compared to 2006 was due primarily to a decrease in Services gross profit of $0.6 million. The Company acquired Springbox, a significant acquisition in the fourth quarter, and is in the process of reorganizing our current services resources to support the more profitable Springbox business. The Company expects this to be completed by the second quarter of 2008. In addition Search gross profit decreased by $0.2 million and license gross profit decreased by $0.1 million.

The decrease in gross profit in 2006 as compared to 2005 was due to the expiration of a 2003 license agreement with AOL in 2005 which accounted for approximately $4.0 million in gross margin in 2005.

Operating loss for the year ended December 31, 2007 was $9.6 million compared to $19.6 million and $10.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in operating loss in 2007 was primarily driven by the goodwill impairment in 2006 of $10.7 million. The increased operating loss in 2006 as compared to 2005 was attributable primarily to the $7.2 million decrease in gross margin and a goodwill impairment increase of $2.9 million associated with the services unit resulting from further decreased performance of that unit in the third quarter of 2006.

The Company recognized a net loss of $13.5 million, or $(0.17) per share in 2007 compared to a net loss of $19.7 million, or $(0.30) per share in 2006, and $10.6 million, or $(0.18) per share in 2005.

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of December 31, 2007, the Company had an accumulated deficit of $299 million and historically it has financed its operations primarily from the issuance of debt and equity securities. During 2007 the Company raised approximately $16.0 million, including $11 million in October 2007 (“October 2007 Financing”), from the issuance of common stock and warrants and used cash and cash equivalents of $6.5 million in operations, $6.1 million in investing activities and $0.7 million to reduce debt. The Company had cash, cash equivalents and marketable securities of $7.2 million at December 31, 2007. Prior to the October 2007 Financing, management estimated that the Company did not have adequate liquidity to fund operations beyond one year. As the result of the October 2007 Financing, management now estimates that there is sufficient liquidity, subject to the Company’s common stock remaining listed on a national stock exchange, to fund operations beyond March 31, 2009; however, as discussed in more detail within Item 1A. Risk Factors, if the Company’s common stock is delisted on March 28, 2009 this would trigger a violation of a debt covenant and $3.4 million of subordinated debt would become due immediately which based on current estimates the Company would be unable to pay this obligation. In addition, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Revenues

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Advertising systems	$8,811	21%	$7,252	33%	$5,448
Search	6,082	(4)	6,307	(33)	9,424
Services	3,808	10	3,470	(34)	5,269
Related party services	—	N/A	—	(100)	1,057
Licenses	30	(80)	148	(76)	608
Related party licenses	—	N/A	—	(100)	3,490

Total revenues	18,731	9%	17,177	(32)%	25,296

The Company offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

The Company executed a search advertising agreement in 2004 with Yahoo!, which has subsequently been amended. The agreement provides that Yahoo! is the exclusive provider of search results for the Toolbar through March 2009. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the ability to display search results to the Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Toolbar. The Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

The Company has a creative services group that builds content in the Enliven format for customers. The Company charges customers fees for these services based on time and materials to complete a project for the customer. Revenue from Springbox activities is recognized on a completed-contract basis, revenue from other services activities is recognized on a proportional performance method if all other revenue recognition criteria are satisfied. Under the proportional performance method, revenue is recognized based on the level effort expended to date compared to total estimated level of effort for the entire project. Estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

During 2005, Enliven announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Company’s Media Player and related technologies. The Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Enliven Technology. However, the Company will still charge for certain licenses requiring customization. Software license revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Company’s format. Fees from licenses sold together with fee-based professional services were generally recognized as revenue upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The proportional performance method were used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist. For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of VSOE in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately.

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

Advertising systems revenues were $8.8 million in 2007 compared to $7.3 million in 2006. Of the total 2007 revenue, $4.3 million of the revenue came in the fourth quarter, as the ad delivery business, and the advertising industry as a whole, is seasonally stronger during the fourth quarter holiday season. Management expects that seasonality to continue in 2008. The year over year increase in revenues was due to the increased investment in sales and marketing and research and development in the full-service marketer direct sales channel of the advertising system products, as well as the industry trend of moving advertising spend from traditional media to the internet. The gross margin was lower in 2007 compared to 2006 as the result of the mix between lower margins associated with greater sales of our full service marketer direct revenue compared to other advertising systems revenue. The Company expects this increased investment and online advertising industry growth to continue in 2008. In addition, in 2008 the ad systems business will increase focus on the agency sales segment, which provides higher margin revenue than the full service business.

Advertising systems revenues were $7.3 million in 2006 compared to $5.4 million in 2005. The increase in revenues was due to the increased investment in the sales, marketing, research, and development of the advertising system products, as well as the industry trend of transferring more advertising spend from traditional media to the internet.

In late 2007, Enliven opened a Unicast office in the United Kingdom as a base of operations for international expansion of the ad serving business. Although the revenue from international operations was immaterial in 2007, management expects growth in regions outside of the United States in 2008.

Search revenues were $6.1 million for the year ended December 31, 2007 compared to $6.3 million for 2006, and 9.4 million for 2005. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click to view. These advertisers then pay a fee to Yahoo!, who remits a percentage of the fee to Enliven.

Search revenues decreased as a result of the average installs decreasing from 1 million per month in 2005 to 0.4 million in 2006 to 0.3 million in 2007. If the Company is unable to increase installations, search revenue will continue to decline in 2008.

Services revenue in 2007 was $3.8 million. This represents an increase of 9.7% as compared to revenue of $3.5 million in 2006. This increase was driven primarily driven by the acquisition of Makos and Springbox in 2007. These additions, executed on April 30, 2007 and October 31, 2007 respectively, augmented the production business by adding more traditional interactive advertising capabilities, including concepting, website design and content management. The Company began the process of integrating the Springbox acquisition in the fourth quarter of 2007, and expects this integration to be completed by the second quarter of 2008.

Service revenues of $3.5 million in 2006 decreased $1.8 million or 34% compared to $5.3 million in 2005. The Company experienced a decline in revenue from the automotive sector and slower growth in revenue from the development of creative products and activities. The decrease in service revenues in 2006 triggered goodwill impairment in this segment.

License revenues were minimal in 2007 resulting from the Company discontinuing the practice of charging customers a license fee for using the Viewpoint Media Player. License revenues were also minimal in 2006.

Cost of revenues

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Advertising systems	$5,708	37%	$4,176	12%	$3,721
Search	128	(17)	154	(11)	173
Services	3,229	38	2,337	(36)	3,658
Licenses	3	(63)	8	(33)	12

Total cost of revenues	$9,068	36%	$6,675	(12)%	$7,564
Percentage of total revenues	48%		39%		29%

Cost of revenues from advertising systems was $5.7 million for the year ended December 31, 2007 compared to $4.2 million and $3.7 million in 2006 and 2005, respectively. These costs consist of the costs for purchasing media space at websites when we package the media space with delivery, the webhosting and employee fees associated with delivering advertising content, and the costs of reformatting that content. The increase in cost of sales in 2007 and 2006 related to the increase in lower margin full service marketer direct services revenue.

In 2007 the Company invested in higher margin agency and publisher channels by opening a UK agency and publisher sales office and developing self service tools for agencies and publishers. The Company expects these investments to provide higher margins in 2008.

In addition, the Company is continually evaluating pricing for hosting services in order to reduce the delivery expenses to the greatest extent practicable. As advertising system revenue increases, expenses for bandwidth will also increase, however, the Company believes that costs as a percentage of revenue will decrease since it expects to receive improved pricing efficiencies for hosting and delivery services.

The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results have been minimal, and the Company believes these costs will stay consistent. Accordingly, gross profit margin has remained unchanged for each of the years ended December 31, 2007, 2006 and 2005.

Cost of revenues for services consists primarily of salaries, consulting fees and overhead for those who provide fee-based creative services, content creation and engineering professional services. Cost of revenues for services was $3.2 million for the year ended December 31, 2007 compared to $2.3 million in 2006. The increase in cost of revenue for services was due to an increase in revenue, as well as additional costs associated with integrating the Makos and Springbox acquisitions. The Company expects this integration to be completed by the second quarter of 2008. The Company expects costs as a percentage of revenue to decrease upon the completion of the integration. Cost of revenues for services was $2.3 million for the year ended December 31, 2006 compared to $3.7 million in 2005. The decrease in cost of revenue for services was due to a decrease in third party services work associated with the $2.9 million decrease in total services revenue.

Sales and marketing

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Sales and marketing	$4,658	(21)%	$5,892	15%	$5,115
Percentage of total revenues	25%		34%		20%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows and public relations.

Sales and marketing expenses of $4.7 million for the year ended December 31, 2007 decreased by $1.2 million or 21% compared to the same period last year. The decrease was principally due to a decrease in marketing expenses related to the Company and Fotomat Toobars reflecting a decreased focus by the Company in the less strategic consumer business. In addition, the Company experienced a decrease in salaries and commissions, as the Company removed under-performing employees in this area. The Company continues to aggressively identify and hire key sales people in order to drive the business. The Company believes that sales and marketing expenses will remain constant in 2008

Sales and marketing expenses of $5.9 million for the year ended December 31, 2006 increased by $0.8 million or 15% compared to the same period in 2005. The increase was principally due to an increase in personnel costs in sales and marketing reflecting an increased focus by the Company in this area.

Research and development

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Research and development	$3,265	(17)%	$3,919	(13)%	$4,479
Percentage of total revenues	17%		23%		18%

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

The Company’s research and development efforts are primarily directed at creating new technology in an effort to improve the overall quality of Enliven’s products: the Viewpoint Media Player and Enliven, its proprietary software tools for creating digital content; advertising systems products; and the Viewpoint Toolbar.

Research and development expenses decreased by $0.7 million, or 17%, for the year ended December 31, 2007 compared to the same period in 2006. The change resulted from a decrease in salaries, severance, and overtime partially offset by an increase in consulting expense. The Company continues to move the R&D department to a more variable model by increasing the use of lower-cost off-shore consultants. As in prior years, the decrease in R&D expense in 2007 came after the development of a number of key features in 2006. The Company is staying focused on monetizing these features in 2008 and beyond.

Research and development expenses decreased by $0.6 million, or 13%, for the year ended December 31, 2006 compared to the same period in 2005. The change resulted directly from a decrease in salaries, severance, and overtime. The decrease in 2006 came after the development of a number of key features in 2005.

General and administrative

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
General and administrative	$9,291	10%	$8,466	(16)%	$10,054
Percentage of total revenues	50%		49%		40%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, legal and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relation fees, and insurance expense.

General and administrative expenses increased by $0.8 million for the year ended December 31, 2007 compared to the same period last year. This increase in general and administrative was primarily driven by increased salaries, corporate charges, and use of consultants associated with the acquisition activities.

General and administrative expenses decreased by $1.6 million, or 16%, for the year ended December 31, 2006 compared to the same period in 2005. The decrease in general and administrative expenses was due to a decrease in salaries, severance and overtime of $0.7 million.

Depreciation

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Depreciation	$672	44%	$466	(28)%	$645
Percentage of total revenues	4%		3%		3%

Depreciation expense increased by $0.2 million in 2007 compared to 2006 due to a slight increase in depreciable equipment purchased during the year. Depreciation expense decreased by $0.2 million in 2006 compared to 2005 due to a reduction in depreciable equipment used in our Company stemming from our 2006 restructuring and the retirement of equipment at the conclusion of its useful life.

In 2007, the Company moved its New York offices from approximately 17,000 square feet at 498 Seventh Avenue to approximately 12,500 square feet at 205 W 39th Street. This more efficiently sized space is also less expensive on a cost per square foot basis. In association with this move, the Company spent approximately $0.3 million, and expects to spend up to $1.0 million in additional capital related to construction and renovation of the new space. This will potentially increase depreciation over the term of the lease.

Amortization of intangible assets

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Amortization of intangible assets	$1,388	144%	$570	16%	$491
Percentage of total revenues	7%		3%		2%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired through acquisition. The intangible assets acquired amounted to $6.5 million for the Springbox acquisition and $0.8 million for the Makos acquisition. Intangible assets, excluding Goodwill, included trademarks, acquired technology, non-compete and employment agreements, and website partner relationships. Enliven will be amortizing these values over the useful lives which range from 3 to 6 years. The year over year increase in amortization is a result of increase in intangible assets acquired as part of the Makos and Springbox acquisitions.

Restructuring charges

	2007	% Change	2006	% Change		2005
	(Dollars in thousands)
Restructuring charges	$—	(100)%	$92	N/A	%	$—
Percentages to total revenues	—%		1%			—%

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

Impairment of goodwill and other intangible assets

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Impairment of goodwill and other intangible assets	$—	(100)%	$10,655	37%	$7,778
Pencentages of total revenues	—%		62%		31%

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

Interest and other income, net

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Interest and other income	$264	(20)%	$332	153%	$131
Pencentages of total revenues	1%		2%		1%

Interest and other income primarily consist of interest and investment income on cash, cash equivalents and marketable securities. As a result, other income fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other income decreased by $0.1 million, in 2007 compared to 2006, and increased by $0.2 million or 153%, in 2006 compared to 2005 based on the change in average cash, cash equivalents and marketable securities balances as well as the change in interest rates.

Interest expense

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Interest expense	$(807)	(13)%	$(926)	(21)%	$(1,178)
Pencentages of total revenues	(4)%		(5)%		(5)%

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding line of credit, Unicast debt, and subordinated note.

In 2005, as a result of the Unicast acquisition, the Company assumed $2.8 million of debt, which caused the increase in interest expense for the year. The debt includes $1.0 million of unsecured debt bearing an interest rate of 5% per annum that matures in 2011, and a $1.8 million five year term loan maturing in 2011 with an interest rate of 5% per annum.

The Company issued $3.5 million of subordinated notes on March 26, 2003. The subordinated note accrue interest at a rate of 4.95% per annum.

The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008. During March 2007, the subordinated note was amended a second time to extend the maturity date from March 31, 2008 to September 30, 2009. In addition the subordinated note holder agreed to waive the covenant that required the Company’s common stock to remain listed on a national stock exchange through December 31, 2008. In exchange for the second amendment, the Company made a payment of $0.2 million to the holder of the subordinated note during March 2007 and agreed to pay an additional $0.3 million at the maturity of the subordinated note. The additional $0.3 million due at the maturity of the subordinated note is being accounted for as additional debt discount and will be accrued using the interest method over the remaining life of the subordinated note.

Changes in fair value of warrants to purchase common stock

	2007	% Change	2006	% Change	2005
	(Dollars in thousands)
Changes in fair values of warrants to purchase common stock	$(3,318)	(744)%	$515	(57)%	$1,204
Pencentages of total revenues	(18)%		3%		5%

Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, SFAS No. 150 “Accounting for Certain Financial Investments with Characteristics of both Liabilities and Equity”, and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company recorded a loss of $3.3 million in 2007, a gain of $0.5 million in 2006 and a gain of $1.2 million in 2005 based on the changes in fair values of the outstanding warrants to purchase common stock. Gains and losses are calculated using the Black Scholes method. Increases in the value of the underlying shares of the Company’s common stock increase the periodic expense while decreases in the value of the Company’s common stock has the opposite effect.

The expenses in this area are driven by changes in the Company’s common stock price that is beyond the control of the Company. This account will experience an increase in expense if the Company’s stock price increases.

Adjustment to net loss on disposal of discontinued operations, net of tax

	2007	% Change		2006	% Change	2005
	(Dollars in thousands)
Adjustment to net loss on disposal of discontinued operations, net of tax	$—	N/A	%	$—	(100)%	$145
Pencentages of total revenues	—%			—%	1%

In December 1999, the Board of Directors of the Company approved a plan to focus exclusively on its digital marketing technologies and services and to correspondingly divest itself of its prepackaged graphics software business. Accordingly, these operations are reflected as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

The Company did not record an adjustment to net loss on disposal of discontinued operations, net of tax, in 2006 or 2007. During the year ended December 31, 2005, the Company recorded an adjustment to net loss on disposal of discontinued operations, net of tax, of $0.1 million as a result of changes in estimates related to accounts receivable and liabilities of the discontinued business. Changes in estimates, which are not expected to be significant, will be accounted for prospectively and included in adjustment to net loss on disposal of discontinued operations.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. For financial instruments recorded within the financial statements at fair value, we will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2008. The remaining aspects of FAS 157 will be adopted for years beginning after November 15, 2008. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact our accounting treatment for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents, and marketable securities totaled $7.2 million at December 31, 2007, as compared to $4.3 million at December 31, 2006, and $9.1 million at December 31, 2005. There were no off-balance sheet arrangements for the periods presented. Subject to the Company’s common stock remaining listed on a national stock exchange, the Company currently estimates that it will have adequate liquidity to fund operations beyond March 31, 2009. Such estimate is based on projected revenues, expenses and timing of various payments. In the event that unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations. The Company’s common stock during February and March 2008 closed below the minimum $1.00 bid price per share requirement necessary to remain listed on the NASDAQ Capital Market. In the event the Company’s common stock price continues to trade below $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. The delisting would cause the subordinate note (discussed below) to become due immediately and based on current estimates the Company would be unable to pay this obligation.

	2007	2006	2005
Cash used in operating activities	$(6,472)	$(5,802)	$(5,958)
Cash provided by (used in) investing activities	(6,116)	1,886	(657)
Cash provided by financing activities	15,363	1,633	7,245

Operating activities

In 2007, cash used in operating activities was $6.5 million, an increase of $0.7 million over the $5.8 million used in 2006. The difference in the use of cash was driven primarily by an increased operating loss (calculated without the 2006 goodwill impairment).

In 2006, cash used in operating activities was $5.8 million, remaining relatively constant compared to 2005. The difference in the use of cash was caused by the increase in net loss of $9.1 million offset by $4.6 million in related party deferred revenue which was recognized as revenue in 2005 and an additional $2.9 million in impairment expense. The $4.6 million represented cash received in 2003 relating to the 2003 AOL agreement.

Investing activities

In 2007, cash used in investing activities was $6.1 million, primarily attributable to the cash portions of the Makos and Springbox acquisitions of $4.9 million, as well as capital expenditures of $0.7 million and an increase in restricted cash as a result of increased security deposit associated with the New York office move. The Company expects to pay up to $1.0 million in additional capital related to construction and renovation of the new space in 2008.

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

Financing activities

In 2007, net cash provided by financing activities was $15.4 million. This resulted from the issuance of 13.3 million shares of common stock to private investors in May 2007 and the issuance of 15.7 million shares in October 2007. Proceeds from the exercise of stock options totaled $0.8 million.

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

Long-Term Debt

Company issued $3.5 million of subordinated notes on March 26, 2003. The $3.5 million of subordinated notes accrue interest at a rate of 4.95% per annum.

The Company paid down $0.4 million of the subordinated notes in March 2006 and extended the maturity period of the remaining $3.1 million from March 2006 to March 2008.

In March 2007, the Company and a holder of the subordinated debt amended the 4.95% subordinated note in the principal amount of $3.1 million to extend the maturity date from March 31, 2008 to September 30, 2009 and waive the listing covenant until December 31, 2008, in exchange for the payment by Enliven of $0.2 million to the holder of the subordinated note, and adding $0.3 million to the principal of the note.

Other Transactions

On October 18, 2007, the Company entered into a purchase agreement to acquire all of the outstanding partnership interests of Springbox, an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The transaction closed on October 31, 2007, and the Company assumed ownership of Springbox as a wholly owned subsidiary at that date and the operating results of Springbox are included in the consolidated operating results of the Company for the two months ended December 31, 2007. The aggregate purchase price for the acquisition was approximately $5.5 million. On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos, an Austin, Texas based full service creative agency that specializes in broadcast and video advertising, branding and graphic design. The operating results of Makos are included in the consolidated operating results of the Company from May 1, 2007 to December 31, 2007. In exchange for all of the outstanding partnership interests of Makos, the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos and paid $0.6 million in cash. The total purchase price was approximately $0.9 million.

The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of October 18, 2007, pursuant to which the Company issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share. The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). Aggregate proceeds received by the Company in connection with issuing the shares of common stock and warrants totaled approximately $11 million. The warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years. In addition, pursuant to this private placement the Company issued warrants to the placement agent as compensation to purchase 0.3 million shares of common stock at an exercise price of $0.84 per share with a term of five years, and paid $0.3 million in issuance costs. The aggregate value of warrants to purchase the 0.3 million shares of common stock amounted to $0.2 million. (The 4.7 million warrants issued to accredited investors combined with the 0.3 million warrants issued to the placement agent are collectively referred to as “October 2007 Warrants”).

Of the gross proceeds of $11.0 million received in the October 2007 Financing from investors, approximately $5.0 million was used to purchase Springbox.

The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company’s common stock in a private placement to such accredited investors at a purchase price of $0.40 per share. The investors in the transaction also received warrants (“May 2007 Warrants”) to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). Aggregate proceeds received by the Company in connection with issuing the shares of common stock and the warrants totaled approximately $5.3 million. The warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years.

On December 1, 2004, Enliven Corporation entered into an agreement to acquire all of the outstanding capital stock of Unicast Communications Corp. (“Unicast”). The transaction closed on January 3, 2005, and Enliven assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million.

Under the terms of the agreement, Enliven issued an aggregate of 1.1 million shares of Enliven common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. Enliven also assumed negative net working capital from Unicast of $1.8 million. Based upon the working capital calculation during the period following the acquisition Enliven has no additional obligation to issue shares or pay cash to the seller.

Additionally, long-term debt issued by Unicast remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. Concurrently with the closing of the Unicast acquisition, Enliven made a payment of $0.3 million to the secured note holder which was applied towards reducing the amount outstanding under the promissory note. Enliven will become an additional obligor under the promissory note and Enliven’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as Enliven’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets.

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

As of December 31, 2007, the Company had cash commitments totaling approximately $12.3 million through 2011, related to long-term convertible notes, employee agreements, future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long-Term Debt Obligations (A)	$3,350	$—	$3,350	$—	$—
Operating Lease Obligations	6,188	1,225	1,549	1,099	2,315
Short-Term Debt Obligations	99	99	—	—	—
Interest Payments on Long-Term Debt Obligations	431	204	160	67	—
Unicast Debt Obligations (B)	2,037	389	648	1,000	—
Purchase Obligations	227	227	—	—	—

Total	$12,332	$2,144	$5,707	$2,166	$2,315

The Company believes that its current cash, cash equivalents, and marketable securities balances and cash flows from operations, are sufficient to meet its operating cash flow needs and anticipated capital expenditure and financing activity requirements at least through March 31, 2009. Should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

(A)

Amounts disclosed within the Company’s balance sheet represent the discounted value as of December 31, 2007. The Company is accreting the note to its face value using the interest method. As of December 31, 2007, the discount on the debt totaled $0.7 million.

(B)

Amounts disclosed within the Company’s balance sheet represent the discounted value as of December 31, 2007. The Company is accreting the note to its face value using the interest method. As of December 31, 2007, the discount on the debt totaled $0.3 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is subject to concentration of credit risk, and interest rate risk related to cash, cash equivalents and marketable securities. The Company has no derivative financial instruments other than warrants to purchase its own common stock as of December 31, 2007. The Company is also subject to risks associated with foreign currency rate fluctuations with respect to its London, UK operations. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The majority of the Company’s portfolio, which is classified as available-for-sale, is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

1. Index to Financial Statements

The following financial statements are filed as part of this Report:

Page
2. Index to Financial Statement Schedule
Schedule
Schedule II—Valuation and Qualifying Accounts	79

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Enliven Marketing Technologies Corporation (formerly Viewpoint Corporation):

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Enliven Marketing Technologies Corporation (formerly Viewpoint Corporation) and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the financial statements, the Company adopted the provisions of FAS 123(R), “Share-Based Payment” on January 1, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Springbox, Ltd. (“Springbox”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2007 because Springbox was acquired by the Company in a purchase business combination during 2007. Subsequent to the acquisition, certain elements of Springbox’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. We have also excluded these elements of the internal control over financial reporting of Springbox from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 7% of consolidated assets, 1% of consolidated liabilities and 4% of the consolidated revenues.

PricewaterhouseCoopers LLP

New York, New York
March 17, 2008

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,929	$4,154
Marketable securities	311	113
Accounts receivable, net of reserve of $202 and $230, respectively	7,701	3,037
Prepaid expenses and other current assests	723	543

Total current assets.	15,664	7,847
Restricted cash	417	190
Property and equipment, net	1,403	1,023
Goodwill	15,103	14,882
Intangible assets, net	9,553	3,689
Other assets	61	56

Total assets	$42,201	$27,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,712	$1,660
Accrued expenses	345	401
Deferred revenues	234	70
Current portion of notes payable	488	389
Current portion of warrants	469	—
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	7,024	3,296
Deferred rent	271	232
Warrants to purchase common stock	8,464	467
Subordinated notes—related party	2,616	2,456
Unicast notes	1,381	1,541
Springbox accrual	2,818	—

Total liabilities	22,574	7,992

Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.001 par value; 150,000 shares authorized—99,216 shares issued and 99,056 shares outstanding at December 31, 2007, and 67,830 shares issued and 67,670 shares outstanding at December 31, 2006	99	68
Paid-in capital	319,644	306,214
Treasury stock at cost; 160 at December 31, 2007 and 2006	(1,015)	(1,015)
Accumulated other comprehensive income	9	14
Accumulated deficit	(299,110)	(285,586)

Total stockholders’ equity	19,627	19,695

Total liabilities and stockholders’ equity	$42,201	$27,687

The accompanying notes are an integral part of these consolidated financial statements

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Advertising systems	$8,811	$7,252	$5,448
Search	6,082	6,307	9,424
Services	3,808	3,470	5,269
Related party services	—	—	1,057
Licenses	30	148	608
Related party licenses	—	—	3,490

Total revenues	18,731	17,177	25,296

Cost of Revenues:
Advertising systems	5,708	4,176	3,721
Search	128	154	173
Services	3,229	2,337	3,658
Licenses	3	8	12

Total cost of revenues	9,068	6,675	7,564

Gross profit	9,663	10,502	17,732

Operating expenses:
Sales and marketing	4,658	5,892	5,115
Research and development	3,265	3,919	4,479
General and administrative	9,291	8,466	10,054
Depreciation	672	466	645
Amortization of intangible assets	1,388	570	491
Restructuring charges	—	92	—
Impairment of goodwill	—	10,655	7,778

Total operating expenses	19,274	30,060	28,562

Loss from operations	(9,611)	(19,558)	(10,830)

Other income (expense)
Interest and other income	264	332	131
Interest expense	(807)	(926)	(1,178)
Changes in fair values of warrants to purchase common stock	(3,318)	515	1,204

Total other income (expense)	(3,861)	(79)	157

Loss before provision for income taxes	(13,472)	(19,637)	(10,673)
Provision for taxes	52	78	64

Net loss from continuing operations	(13,524)	(19,715)	(10,737)
Adjustment to net loss on disposal of discontinued operations	—	—	145

Net loss	$(13,524)	$(19,715)	$(10,592)

Basic and diluted net loss per common share:
Net loss per common share from continuing operations	$(0.17)	$(0.30)	$(0.18)

Net income per common shares from discounted operations	—	—	—
Net loss per common share	$(0.17)	$(0.30)	$(0.18)

Weighted average number of shares outstanding—basic and diluted	80,779	66,610	58,631

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007, 2006, and 2005
(In thousands)

	Common Stock		Paid-in Capital	Deferred Compensation	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity	Comprehensive Loss
	Shares	Amount			Shares	Amount
Balances at December 31, 2004	56,704	$57	$290,260	$(5)	(160)	$(1,015)	$(60)	$(255,279)	$33,958
Issuance of common stock upon the exercise of stock options	670	1	517	—	—	—	—	—	518
Issuance of common stock related to acquisition of Unicast	1,085	1	2,966	—	—	—	—	—	2,967
Issuance of common stock to related party net of issuance cost of $68	1,290	1	1,931	—	—	—	—	—	1,932
Capital contribution resulting from restructuring of notes payable.	—	—	458	—	—	—	—	—	458
Issuance of common stock, net of issuance cost of $336	5,100	5	3,858	—	—	—	—	—	3,863
Amortization of deferred compensation	—	—	—	2	—	—	—	—	2
Stock compensation related to modification of stock options	—	—	1,779	—	—	—	—	—	1,779
Unrealized gain on investments	—	—	—	—	—	—	(6)	—	(6)	$(6)
Translation adjustment	—	—	—	—	—	—	3	—	3	3
Net loss	—	—	—	—	—	—	—	(10,592)	(10,592)	(10,592)

Balances at December 31, 2005	64,849	65	301,769	(3)	(160)	(1,015)	(63)	(265,871)	34,882	$(10,595)

Issuance of common stock upon the exercise of stock options	2,981	3	2,404	—	—	—	—	—	2,407
Reclassification in connection with adoption of FAS 123 R “Share Based Payment”	—	—	(3)	3	—	—	—	—	—
Stock-based compensation	—	—	2,044	—	—	—	—	—	2,044
Unrealized gain on investments	—	—	—	—	—	—	21	—	21	$21
Translation adjustment	—	—	—	—	—	—	56	—	56	56
Net loss	—	—	—	—	—	—	—	(19,715)	(19,715)	(19,715)

Balances at December 31, 2006	67,830	68	306,214	—	(160)	(1,015)	14	(285,586)	19,695	$(19,638)

Stock-based compensation	—	—	1,695	—	—	—	—	—	1,695
Makos acquisition	667	1	306	—	—	—	—	—	307
Springbox acquisition	714	—	549	—	—	—	—	—	549
Proceeds from issuance of common stocks, net of issuance cost	28,964	29	10,131	—	—	—	—	—	10,160
Issuance of common stock upon the exercise of stock options	1,041	1	749	—	—	—	—	—	750
Unrealized gain on investments	—	—	—	—	—	—	(5)	—	(5)	$(5)
Net loss	—	—	—	—	—	—	—	(13,524)	(13,524)	(13,524)

Balances at December 31, 2007	99,216	$99	$319,644	$—	(160)	$(1,015)	$9	$(299,110)	$19,627	$(13,529)

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(13,524)	$(19,715)	$(10,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	1,695	2,044	1,781
Impairment of goodwill and other intangible assets	—	10,655	7,778
Depreciation and amortization	2,315	1,242	1,548
Provision for bad debt	(7)	24	78
Changes in fair values of warrants to purchase common stock	3,318	(515)	(1,204)
Amortization of debt discount and issuance costs	567	690	996
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,864)	1,296	223
Related party accounts receivable	—	6	20
Prepaid expenses	(174)	—	(17)
Accounts payable	2,308	(1,092)	(707)
Accrued expenses	(207)	(336)	(1,031)
Deferred revenues	101	(108)	(253)
Related party deferred revenues	—	(29)	(4,578)
Other	—	36	—

Net cash used in operating activities	(6,472)	(5,802)	(5,958)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,775	12,153	10,290
Purchases of marketable securities	(2,977)	(9,572)	(10,112)
Change in restricted cash	(227)	(8)	138
Purchases of property and equipment	(664)	(450)	(389)
Acquisition of Makos, net of cash acquired	(378)	—	—
Acquisition of Springbox, net of cash acquired	(4,548)	—	—
Purchases of patents	(97)	(237)	(72)
Acquisition of Unicast	—	—	(512)

Net cash (used in) provided by investing activities	(6,116)	1,886	(657)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants net of issuance costs	15,308	—	6,789
Repayment of subordinate notes	(165)	(450)	—
Repayment of Unicast debt	(389)	(324)	—
Repayment Makos line of credit	(141)	—	—
Payment of issuance costs on convertible notes	—	—	(61)
Proceeds from exercise of stock options	750	2,407	517

Net cash provided by financing activities	15,363	1,633	7,245

Effect of exchange rates changes on cash	—	—	3

Net increase (decrease) in cash and cash equivalents	2,775	(2,283)	633
Cash and cash equivalents at beginning of year	4,154	6,437	5,804

Cash and cash equivalents at end of year	$6,929	$4,154	$6,437

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Supplemental disclosure of cash flow activities:
Cash paid during the year for income taxes	$52	$78	$64
Cash paid during the year for interest	239	237	226
Net assets acquired in Makos acquisition
Accounts receivable, net	171	—	—
Other assets	10	—	—
Fixed assets	21	—	—
Goodwill and intangible assets	971	—	—
Accounts payable and accrued expenses	201	—	—
Makos line of credit	240	—	—
Deferred revenue	47	—	—
Net assets acquired in Springbox acquisition
Accounts receivable, net	1,622	—	—
Other assets	14	—	—
Fixed assets	510	—	—
Intangible assets	6,517	—	—
Accounts payable and accrued expenses	733	—	—
Purchase price liability	2,818	—	—
Deferred revenue	16	—	—
Net assets acquired in Unicast acquisition
Accounts receivable, net	—	—	2,056
Prepaids	—	—	7
Other assets	—	—	22
Fixed assets	—	—	128
Intangible assets	—	—	6,547
Accounts payable and accrued expenses	—	—	(3,578)
Unicast debt	—	—	(1,702)
Supplemental disclosure of non-cash investing
and financing activities:
Non-cash cost of acquisitions
Common stock	1	—	1
Paid-in capital	855	—	2,967
Unrealized gain (loss) on marketable securities	5	21	(6)
Stock issuance costs accrued and not yet paid	—	—	25
Capital contribution resulting from restructuring of note payable	—	—	458
Issuance of warrants in conjunction with stock issuance	—	—	901
Purchase of property and equipment accrued and not yet paid	—	3	85

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

Overview. Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) is an Internet marketing technology company that focuses on using its technical capabilities to help marketers effectively promote their products online. Enliven provides a full suite of digital products, services and consulting for internet marketers. Enliven employs its visualization technology to drive powerful customer-facing marketing tools that enable marketers to showcase complex products in a simple way, and allows for user interaction. After obtaining stockholder approval in December 2007, the Company changed its name from Viewpoint Corporation to Enliven Marketing Technologies Corporation.

Enliven offers an online advertising campaign management and deployment product known as the Unicast Advertising Platform or “UAP”. UAP permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. This process includes creating the advertising assets, selecting the sites on which the advertisements will be deployed, setting the metrics (ad rotation, the frequency with which an ad may be deployed, and others) associated with the campaign, ad deployment, and tracking of campaign results. UAP enables users to manage advertising campaigns across many sites.

On January 3, 2005 Enliven purchased all the outstanding stock of Unicast Communications Corp. (“Unicast”), a leader in the delivery of interstitial and superstitial video Internet advertisements. Unicast delivered video advertisements for its customers using a format that complemented Enliven’s in-page and in-stream video advertising provided by AirTime. Additionally, Unicast generated monthly revenues from dozens of advertisers who purchased advertising on some of the Internet’s most active websites including Microsoft’s MSN, Yahoo! and America Online. The addition of Unicast significantly accelerated the Company’s growth in its advertising systems segment.

In 2004, Enliven entered the internet search business by launching a toolbar search product which the Company calls the “Toolbar” and executed a search advertising agreement with Yahoo!, which has subsequently been amended. The agreement provides that Yahoo! is the exclusive provider of search results for the Company’s Toolbar through March 2009. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the exclusive rights to display search results to the Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Toolbar. The Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

On April 30, 2007, the Company completed the acquisition of Makos Advertising, L.P. (“Makos”). Makos is an Austin, Texas based full service creative agency that specializes in broadcast and video advertising, branding and graphic design. Makos will enhance the Company’s ability to better serve clients who require cross-platform advertising support including broadcast video. Furthermore, Makos provides the Company the opportunity to offer strategic marketing and creative services to their clients, including campaign concepting and execution, broadcast production and in-house digital advertising production services which will greatly enrich the suite of services offered by the Ad Serving product group.

On October 18, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Springbox, Ltd. (“Springbox”), an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The acquisition of Springbox provides the Company with the ability to enhance the Company’s web based product offerings in order to meet the demand for creative digital and Internet solutions. In addition, Springbox provides content management technology that the Company will leverage across the Unicast ad platform providing customers with the ability to create integrated offerings that combine digital marketing with premium rich media ad content and delivery capabilities.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Enliven also provides fee-based professional services for creating content and implementing visualization solutions. Clients include both content-related licensees and advertisers who use UAP as well as internal services provided to our marketing team. The professional services group uses the Enliven platform, as well as a spectrum of tools and other technologies to create enhanced rich media solutions for a client’s particular purpose, whether over the web, intranet systems or offline media and applications. Enliven provides the support its clients need to implement the rich media content, to fully utilize the enhanced software, or to maximize the branding potential of the advertising opportunity. With the addition of Makos, a full service creative agency, in April 2007 the Company began offering broadcast and video advertising content, branding and graphic design. In October 2007, the Company completed the acquisition of Springbox, an Austin-based interactive marketing firm with expertise in digital web marketing firm with expertise in digital web marketing and creative solutions. The Springbox acquisition will enable the Company to offer a unique blend of web marketing and rich media services. Clients supported during 2007 include LG, America Online, Toyota Motor Services, General Electric and Honda.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Enliven and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of December 31, 2007, the Company had an accumulated deficit of $299 million and historically it has financed its operations primarily from the issuance of debt and equity securities. During 2007 the Company raised approximately $16.0 million, including $11.0 million in October 2007 ("October 2007 Financing"), from the issuance of common stock and warrants and used cash and cash equivalents of $6.5 million in operations, $6.2 million in investing activities and $0.7 million to reduce debt. The Company had cash, cash equivalents and marketable securities of $7.2 million at December 31, 2007. Prior to the October 2007 Financing, management estimated that the Company did not have adequate liquidity to fund operations beyond one year. As the result of the October 2007 Financing, management now estimates that there is sufficient liquidity, subject to the Company’s common stock remaining listed on a national stock exchange, to fund operations beyond March 31, 2009; however, as discussed in more detail below, if the Company’s common stock is delisted on March 28, 2009 this would trigger a violation of a debt covenant and $3.4 million of subordinated debt would become due immediately which based on current estimates the Company would be unable to pay this obligation. In addition, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

As discussed in more detail in Note 9, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted, the face value of the note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The NASDAQ Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impact the follow transactions or account balances: stock compensation, revenue, receivables, liabilities, warrants, goodwill, intangibles and fixed assets. In addition, the Company currently estimates that it will have adequate liquidity to fund operations beyond one year from December 31, 2007. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company maybe unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of outstanding shares common stock. Diluted per share data is computed using the weighted average number of outstanding shares of common stock increased by the weighted average of dilutive common stock equivalent shares using the treasury stock method. Dilutive per share data has been omitted since such amounts are anti-dilutive. Common equivalent shares related to stock options and warrants totaled 18.7 million, 10.6 million and 13.9 million for each of the three years in the period ended December 31, 2007, respectively.

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

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is composed of fixed income securities that are subject to the risk of market interest rate fluctuations, and all of the Company’s marketable securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments although the Company expects all issuers to perform their obligations.

Restricted Cash

Included in restricted cash at December 31, 2007 and 2006 was $0.4 million and $0.2 million, respectively, which was pledged as collateral to secure a letter of credit used for a security deposit on the Company’s New York facility.

Goodwill and Intangible Assets

Goodwill is not amortized, however, it is subject to impairment tests annually, or earlier, if indicators of potential impairment exist, using a fair-value-based approach in order to estimate the reporting unit’s enterprise value. When evaluating goodwill for potential impairment, the Company first compares the fair value of each reporting unit, based on market comparables or discounted cash flow, with its carrying amount. If the estimated fair value of the reporting unit is less than its carrying amount, an impairment loss calculation is prepared. The impairment loss calculation compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An impairment loss is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. In determining fair value of the reportable units and the impairment amount, we consider estimates and judgments that affect the future cash flow projections as well as comparable companies. Actual results may differ from these estimates under different assumptions or conditions.

All other intangible assets continue to be amortized over their estimated useful lives using the straight-line method and are assessed for impairment under SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” (“FAS 144”)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Assets are depreciated on the straight-line method over their estimated useful lives, which range from 3 to 5 years. Computer hardware and software is depreciated over 3 years, while furniture is depreciated over 5 years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Upon sale, any gain or loss is included in the consolidated statements of operations. Maintenance and minor replacements are expensed as incurred. Property and equipment are assessed for impairment under FAS 144.

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

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company capitalizes certain costs for software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software or website development, during the application development stage. The Company expenses costs incurred during preliminary project assessment, research and development, re-engineering, training, and application maintenance.

Stock-Based Compensation

The Company has adopted the provisions of FAS No. 123R, “Share-Based Payment” which replaced FAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” as of January 1, 2006. The provisions of FAS 123R require a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized in the statement of operations over the period during which an employee is required to provide service in exchange for the award. The determination of the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors resulting in an estimated term, risk-free interest rate, and expected dividends. FAS 123R also amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits, as defined, realized from the exercise of stock options be reported as a financing cash inflow rather than as a reduction of taxes paid in cash flow from operations. As a result of the uncertainty regarding the Company’s ability to utilize its deferred tax assets, the impact of “wind fall” tax benefits on the accompanying financial statements was immaterial. A change in volatility and term could significantly increase or decrease operating expenses.

The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants or modification, subsequent to January 1, 2006 and to grants that were unvested as of the effective date. Unamortized compensation costs for unvested grants that were outstanding as of the effective date will be expensed over the remaining service period using the amount estimated for the FAS 123 pro forma disclosures.

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

The adoption of FAS 123R had a material impact on our consolidated results of operations. The table below summarizes the assumptions used to determine the fair value of stock-based awards using the Black-Scholes option pricing model:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.06–5.00%	4.67–5.07%	4.40%
Dividend yield	—	—	—
Volatility factor	1.35–1.39	1.32–1.35	1.00
Weighted average expected life in years	3.87–4.11	4.52–4.7	2.4

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes the weighted average fair value of options granted during the years ended December 31, 2007, 2006, and 2005:

Options Outstanding
2007	2006	2005
$0.59	$1.41	$1.91

The Company’s pro forma net loss and net loss per common share would approximate the following had the Company adopted FAS No. 123 “Accounting for Stock-Based Compensation” are below (in thousands, except per share amounts). During the year ended December 31, 2007 and 2006, the Company recognized stock compensation as the result of adopting FAS 123R of $1.7 million and $2.0 million respectively which increased the basic loss per share by $.02 and $.03 respectively. The results of 2007 and 2006 have been intentionally omitted as the Company adopted FAS No. 123R in 2006:

December 31,
2005
Net Loss	$(10,592)
Add: Stock-based employee expense included in reported net loss, net of related tax effects	1,781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,159)

Pro form—net loss	$(12,970)

Basic and diluted net loss per share—as reported	$(0.18)
Basic and diluted net loss per share—pro forma	$(0.22)
Weighted average number of shares outstanding—basic and diluted	58,631

In 2006 and 2007, the Company issued retention options to certain employees that cliff vest after three years. The options were valued using the same assumptions in the above table, but due to their three-year cliff vesting, the Company estimated a forfeiture rate against those options of 64% based on employment term history. The Chief Executive Officer’s employment agreement provides for the grant of performance based options based on criteria set annually by the Compensation Committee of the Board of Directors. As of December 31, 2007, there were no outstanding performance based options.

As of December 31, 2007, there was $2.8 million of unrecognized compensation cost related to non-vested stock-based payments granted to Company employees. Subject to forfeitures, the unrecognized compensation cost will be expensed as shown in the following table,

Period	Amount (in thousands)
2008	$1,583
2009	$1,044
2010	$149

$2,776

Share-based compensation expense recognized during the years ended December 31, 2007 and 2006 included (1) compensation expense for awards granted prior to, but not yet fully vested as of January 1, 2006, as the Company elected the modified prospective method pursuant to the provision of FAS 123R and (2) compensation expense for the share-based payment awards granted or modified subsequent to December 31, 2005, based on the grant date fair values estimated in accordance with the provisions of SFAS No. 123R.

On August 25, 2005, the Company entered into a separation agreement with its Chief Executive Officer whereby the officer’s employment with the Company would end on September 15, 2005. The separation agreement also modified the terms to extend the life of 2.1 million vested options at the date

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of separation from three months to two years. The Company recorded an expense of $1.1 million in 2005 in correction with this modification.

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

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition Financial Statements.” Accordingly, the Company recognizes revenue when the following criteria are met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the Company’s fee is fixed or determinable, and (d) collectibility is reasonably assured.

The Company generates revenues through four sources: (a) advertising systems, (b) search advertising, (c) services, and (d) software licenses. Advertising systems revenue is generated by charging customers to host and/or deliver advertising campaigns based on a cost per thousand (“CPM”) impressions. Search Advertising revenue is an extension of the Company’s licensing revenue, and is derived from a share of the fees charged by Yahoo! to advertisers who pay for sponsored links when a customer clicks on the paid link on the results provided by the Toolbar. Service revenues, including services provided by Makos and Springbox, are generated from fee-based professional services, customer support services (maintenance arrangements), and training services performed for customers. License revenues are generated from licensing the rights to use products directly to customers.

The Company offers an online advertising system campaign management and deployment product. This system permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also purchases media space from web-site publishers and re-sells that space to its advertising customers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue, and the cost of the media space as cost of sales.

The Company executed a search advertising agreement in 2004 with Yahoo!, which has subsequently been amended. The agreement provides that Yahoo! is the exclusive provider of search

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results for the Toolbar through March 2009. Yahoo! pays a variable fee per month for the access to the Company’s distribution and the ability to display search results to the Toolbar. This variable fee is based on users’ clicks on sponsored advertisements included in the search results provided by Yahoo!, through the Toolbar. The Toolbar’s search results are provided by Yahoo!, who collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

The Company has a creative services group that builds content in the Enliven format for customers. The Company charges customers fees for these services based on time and materials to complete a project for the customer. Springbox revenue relating to projects is recognized on a completed-contract basis. Springbox revenue relating to retainers is recognized ratibly over the term of the contract. Revenue from other services activities is recognized on a proportional performance method if all other revenue recognition criteria are satisfied. Under the proportional performance method, revenue is recognized based on the level effort expended to date compared to total estimated level of effort for the entire project. Estimates are reviewed quarterly, and differences are adjusted in the period they are found. If the actual cost to complete is not consistent with the original estimates, revenues may be materially different than initially recorded. Historically, the Company’s estimates have been consistent with actual costs.

During 2005, Enliven announced that for all non-special purpose licenses, it was discontinuing the practice of charging customers a license fee for the use of the Company’s Media Player and related technologies. The Media Player will no longer require a broadcast key to display content, thereby giving all developers free access to the Enliven Technology. However, the Company will still charge for certain licenses requiring customization. Software license revenues from direct customers included sales of perpetual and term-based licenses for broadcasting digital content in the Company’s format. Fees from licenses sold together with fee-based professional services were generally recognized as revenue upon delivery of the software, provided that the payment of the license fees were not dependent upon the performance of the services, and the services were not essential to the functionality of the licensed software. If the services were essential to the functionality of the software, or payment of the license fees were dependent upon the performance of the services, both the software license and service fees were recognized in accordance with SOP 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The proportional performance method were used for those arrangements in which reasonably dependable estimates were available. If reasonably dependable estimates were not available due to the complexity of the services to be performed, the Company deferred recognition of any revenues for the project until the project was completed, delivered and accepted by the customer, provided all other revenue recognition criteria were met and no further significant obligations exist. For arrangements involving multiple elements, the Company defers revenue for the undelivered elements based on vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of VSOE in multiple element arrangements is based on the price charged when the same element is sold separately. For maintenance and technical support elements, the Company uses renewal rates to determine the price when sold separately.

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

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2007, the Company adopted the provision of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). Since the Company does not have any uncertain tax positions, the implementation of FIN 48 did not have a material impact on its consolidated financial statements. At December 31, 2007 there were no accrued liabilities for tax-related interest and penalties, which the Company recognizes as interest expense and general and administrative expense, respectively, as incurred. Since the Company has incurred net losses for tax purposes since inception, all tax years remain open to examination by major taxing jurisdictions, which are the federal government and states of New York and California.

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

Comprehensive Loss

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), which includes foreign exchange translation adjustments and unrealized gains and losses on marketable securities, are reported net of their related tax effect, to arrive at comprehensive income (loss). Comprehensive loss for each of the years in the three year period ended December 31, 2007 is included within the Consolidated Statements of Stockholders Equity and Comprehensive Loss.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“FAS 157”). FAS157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. For financial instruments recorded within the financial statements at fair

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, we will be required to adopt the provisions of FAS 157 beginning with our first quarter ending March 31, 2008. The remaining aspects of FAS 157 will be adopted for years beginning after November 15, 2008. We do not believe that the adoption of the provisions of FAS 157 will materially impact our consolidated financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact our accounting treatment for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

3. Acquisitions

Springbox, Ltd.

On October 18, 2007, the Company entered into a purchase agreement to acquire all of the outstanding partnership interests of Springbox, an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The acquisition of Springbox provides the Company with the ability to enhance the Company’s web based product offerings in order to meet the demand for creative digital and Internet solutions. Springbox provides creative solutions that can be leveraged across the Unicast ad platform and integrated with our Premium Rich Media ad delivery capabilities. The transaction closed on October 31, 2007, and the Company assumed ownership of Springbox as a wholly owned subsidiary at that date and the operating results of Springbox are included in the consolidated operating results of the Company for the two months ended December 31, 2007. The aggregate purchase price for the acquisition was approximately $5.5 million.

Under the terms of the purchase agreement, the Company paid at closing approximately $5.0 million in cash and issued 0.7 million shares of its common stock. The shares were valued at $0.79, which was the market price at the closing date of the acquisition (based on a formula defined in the purchase agreement). The amount of cash payable by the Company is subject to adjustment based on the net book value of Springbox as of the closing date of the transaction and (ii) the subsequent receipt by the Company of accounts receivable outstanding on the closing date of the transaction. In addition, the sellers of Springbox are entitled to contingent consideration up to as much as 5 million shares of

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock based on future operating results (“earn-out”). The Company has the option to pay cash or shares of its common stock in order to satisfy any obligation pursuant to the earn-out. The terms of the purchase agreement provide for the payment of 95% of the earn-out regardless of whether the selling stockholders stay employed with the Company and under certain conditions 100% of the earn-out is payable regardless of continued employment by the selling stockholders; accordingly, such amounts will accounted for as additional purchase price. Any amounts payable under the earn-out not deemed to be additional purchase price will be expensed as employee compensation in the period that payment becomes probable. The fair value of acquired assets exceeded the fair value of assumed liabilities and the purchase price by approximately $2.8 million. Such amount will be accounted for in accordance with paragraph 46 of SFAS 141, Business Combinations which requires that such amount be recognized as a liability (“Springbox Accrual”). This liability will be reduced by any payments under the earn-out. If amounts payable under the earn-out exceed the Springbox Accrual, such amount will be accounted for as goodwill. If the amount payable under the earn-out is less than the Springbox Accrual, such amount will be allocated as a pro rata reduction of the amounts assigned to certain acquired assets.

The Company recorded acquired assets and liabilities at their fair value on the date of the acquisition. The remaining useful life of acquired tangible assets was determined to be two to seven years. Intangible assets acquired included non-competition and employment agreements, trade name asset, and customer list. The intangible assets were determined to have a life of two to six years.

The following table summarizes amounts recorded associated with the Springbox acquisition, based upon the consideration paid.

(in thousands)
Cash	$412
Accounts receivable	1,622
Prepaid expenses	14
Property and equipment	510
Intangible assets (note 7)	6,517

Total assets acquired	9,075
Less: liabilities assumed	(749)
Less: Springbox Accrual	(2,818)

Total purchase price	$5,508

The results of operations of Springbox for November and December 2007 are included in the accompanying consolidated statements of operations.

The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Springbox occurred at the beginning of the periods presented. This unaudited pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

	(unaudited)
	For the Year Ended December 31,
	2007	2006
	(in thousands)
Revenue	$23,293	$20,297
Net loss	(12,376)	(19,046)
Basic and diluted net loss per common share	$(0.15)	$(0.28)

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Makos Advertising, L.P.

On March 12, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding partnership interests of Makos. On April 30, 2007, the Company completed the acquisition. Makos is an Austin, Texas based full service creative agency that specializes in broadcast and video advertising, branding and graphic design. Makos will enhance the Company’s ability to better serve clients who require cross-platform advertising support including broadcast video. Furthermore, Makos provides the Company the opportunity to offer strategic marketing and creative services to their clients, including campaign concepting and execution, broadcast production and in-house digital advertising production services which will greatly enrich the suite of services offered by the advertising systems. The operating results of Makos are included in the consolidated operating results of the Company from May 1, 2007 to December 31, 2007.

In exchange for all of the outstanding partnership interests of Makos, the Company issued an aggregate of 0.7 million shares of Company common stock to the partners of Makos and paid $0.6 million in cash. The total purchase price was approximately $0.9 million.

The Company also paid off outstanding debt in the form of a line of credit owed by Makos in the amount of approximately $0.1 million and also assumed outstanding debt relating to second line of credit in the amount of approximately $0.1 million (“Line of Credit”).

Goodwill was determined based upon the excess of the fair value of common stock issued, cash paid and liabilities assumed less identifiable assets acquired. Since the acquisition of Makos is expected to benefit multiple reporting units, of the total goodwill recorded as the result of the acquisition, less than $0.1 million was allocated to the advertising systems segment and the balance was allocated to the services segment. The allocation was determined based on the relative increases in the fair value of the respective segment as the result of the acquisition. The following table summarizes amounts recorded in connection with the Makos acquisition:

(in thousands)
Cash	$178
Accounts receivable	171
Property and equipment	21
Intangible assets (note 7)	750
Goodwill	221
Other assets	10

Total assets acquired	1,351
Less: liabilities assumed	(488)

Total purchase price	$863

Unaudited pro forma results of operations for the years ended December 31, 2007 and 2006, assuming the Makos acquisition had occurred at the beginning of the respective years, have been intentionally omitted as the effects on the Company’s operating results for the corresponding periods was immaterial.

Unicast Communications Corp.

On January 3, 2005, the Company closed on a transaction to acquire all of the outstanding capital stock of Unicast. The transaction closed on January 3, 2005, and Enliven assumed ownership of Unicast as a wholly owned subsidiary at that date. The aggregate purchase price for the acquisition was $3.5 million. Unicast provided the Company with the ability to expand the Company’s product line into the ad serving video marketplace. Unicast delivered intersistial and superstitial video Internet

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advertisements for it’s customers using a format that complemented Enliven’s in-page and in-stream video advertising.

Under the terms of the agreement, the Company issued an aggregate of 1.1 million shares of Company common stock, with a fair value of $3.0 million to the selling stockholders of Unicast and paid $0.4 million in cash and acquisition costs of $0.1 million. The Company also assumed negative net working capital from Unicast of $1.8 million.

Additionally, long-term debt issued by Unicast remains outstanding at the Unicast subsidiary level following the closing. This debt is comprised primarily of two notes. Unicast issued an unsecured promissory note dated February 27, 2004 in the principal amount of $1.0 million. This promissory note bears interest at 5% per annum, compounding annually, and matures in February 2011. No payments of principal or interest are due until the maturity date. In addition, Unicast issued an amended and restated secured promissory note dated February 27, 2004 in the principal amount of $2.0 million. This promissory note bears interest of 5% per annum and is collateralized by substantially all of the Unicast subsidiary’s assets. The Company will become an additional obligor under the promissory note and the Company’s assets will become additional collateral to secure the obligations if certain contingencies occur, such as the Company’s failure to operate the Unicast ad-serving business through the Unicast subsidiary or the ad-serving business fails to achieve certain revenue targets, which the Company has achieved through December 31, 2007. In March 2006, the Company began making monthly payments on the secured notes as required by the agreement. Unpaid principal and interest are payable in monthly installments through March 2011.

Enliven recorded all working capital assets and liabilities at their fair market value on the date of the acquisition.

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

(in thousands)
Current assets	$2,097
Property and equipment	128
Intangible assets (note 7)	4,508
Goodwill	2,039

Total assets acquired	8,772
Less: liabilities assumed	(5,280)

Total purchase price	$3,492

The results of operations of Unicast are included in the Company’s Consolidated Statement of Operations beginning January 3, 2005.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Private Placements of Common Stock and Warrants

October 2007 Raise

The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of October 18, 2007, pursuant to which the Company issued 15.7 million shares of its common stock in a private placement to such accredited investors at a purchase price of $0.70 per share. The investors in the transaction also received warrants to purchase an additional 4.7 million shares of common stock at an exercise price of $0.84 per share (subject to certain adjustments). The aggregate value of warrants to purchase the 4.7 million shares of common stock on date of issuance amounted to approximately $3.5 million. Aggregate proceeds received by the Company in connection with issuing the shares of common stock and warrants totaled approximately $11 million. In addition, pursuant to this private placement we issued warrants to the placement agent as compensation to purchase 0.3 million shares of common stock at an exercise price of $0.84 per share, and paid $0.7 million in issuance costs. The aggregate value of warrants to purchase the 0.3 million shares of common stock amounted to $0.2 million. (The 4.7 million warrants issued to accredited investors combined with the 0.3 million warrants issued to the placement agent are collectively referred to as “October 2007 Warrants”). All of the October 2007 warrants are not exercisable for six months following issuance and have an aggregate term of five and one-half years.

Of the gross proceeds of $11.0 million received from investors, approximately $5.0 million was used to purchase Springbox.

May 2007 Raise

The Company entered into a Securities Purchase Agreement with certain accredited investors, dated as of May 4, 2007, under which the Company issued 13.3 million shares of the Company’s common stock in a private placement to such accredited investors at a purchase price of $0.40 per share. The investors in the transaction also received warrants (“May 2007 Warrants”) to purchase an additional 3.3 million shares of common stock at an exercise price of $0.45 per share (subject to certain adjustments). The aggregate value of warrants to purchase 3.3 million shares of common stock on the date of issuance amounted to approximately $1.4 million. Aggregate proceeds received by the Company in connection with issuing the shares of common stock and the warrants totaled approximately $5.3 million. The warrants are not exercisable for six months following issuance and have an aggregate term of three and one-half years.

On May 7, 2007, in connection with the investment by DG FastChannel, Inc. of $4.3 million of the $5.3 million raised in the private placement referenced above, the Company announced that it had entered into a strategic partnership with DG FastChannel, Inc., the leading provider of digital media services to the advertising and broadcast industries. DG FastChannel, Inc. will integrate its media services platform with the Company’s Unicast advertising solutions technology to launch its latest advertising industry innovation by deploying a next-generation platform for managing and delivering both traditional and interactive advertising. Revenues generated from DG Fastchannel for the year ended December 31, 2007 were not material.

December 2005 Raise

In December 2005, the Company sold 5.1 million shares of common stock and warrants in a private placement to several investors for $5.1 million. The warrants were to purchase an additional 1.0 million shares of common stock at an exercise price of $1.20 per share with a term of three years. In addition, as compensation to the underwriter of this private placement the Company issued warrants to purchase 0.2 million shares of common stock at an exercise price of $1.20 per share with a term of five years, and paid $0.3 million in issuance costs (warrants issued in the private placement, including the warrants issued to the underwriter are collectively referred to as the “December 2005 Warrants”).

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 2005 Raise

In July 2005, the Company sold 1.3 million shares of common stock in a private placement to a holder of the Company’s subordinated debt for aggregate gross proceeds of $2.0 million.

Warrants

For financial reporting purposes, the terms and provisions of the October 2007 Warrants, the May 2007 Warrants and the December 2005 Warrants require that the Company record the fair value of the warrants as a liability at the time of issuance in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilites and Equity”, and EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Initial fair value assigned to the warrants at issuance in October 2007, May 2007 and December 2005 was $3.7 million, $1.4 million and $0.9 million respectively. At each balance sheet date subsequent to issuance, the carrying amount of warrants are adjusted to the current fair value using the Black-Scholes Method and any changes of the value of the warrants are included within operating results.

The table below summarizes outstanding warrants at December 31, 2007:

	Number (in thousands)	Exercise Price	Approximate Remaining Term (in years)
October 2007 Warrants	5,029	$0.84	5
May 2007 Warrants	3,313	$0.45	3
December 2005 Warrants	1,265	$1.20	1 to 3
Other outstanding warrants	57	$15.65	3

	9,664

5. Cash, Cash Equivalents and Marketable Securities

The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2007, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Maturity
Type of security:
Cash	$4,773	$—	$—	$4,773
Money Market Funds	2,156	—	—	2,156
Equity Securities	99	9	—	108
U.S. Government Agencies	203	—	—	203	2008

	$7,231	$9	$—	$7,240

Classification in Balance Sheet:
Cash and Cash Equivalents	$6,929	$—	$—	$6,929
Marketable Securities	302	9	—	311

	$7,231	$9	$—	$7,240

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and fair value of the Company’s cash, cash equivalents and marketable securities as of December 31, 2006, by type of security, contractual maturity, and its classification in the balance sheet, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value	Maturity
Type of security:
Cash	$490	$—	$—	$490
Money Market Funds	3,164	—	—	3,164
Corporate Bonds and Notes	250	—	—	250	2007
Equity Securities	99	14	—	113
U.S. Government Agencies	250	—	—	250	2007

	$4,253	$14	$—	$4,267

Classification in Balance Sheet:
Cash and Cash Equivalents	$4,154	$—	$—	$4,154
Marketable Securities	99	14	—	113

	$4,253	$14	$—	$4,267

6. Property and Equipment

Property and equipment (including the acquisitions) consist of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$6,075	$5,542
Office furniture and equipment	1,356	1,173
Leasehold improvements	2,006	1,527
Website	108	108

	9,545	8,350
Less accumulated depreciation and amortization	(8,142)	(7,327)

	$1,403	$1,023

Depreciation and leasehold amortization expense for the years ended December 31, 2007, 2006, and 2005 was approximately $0.8 million, $0.6 million and $0.9 million, respectively.

7. Goodwill and Intangible Assets

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

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31, 2007, 2006, and 2005, amortization expense amounted to $1.5 million, $0.7 million and $0.7 million, respectively.

A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the year ended December 31, 2007 are as follows (in thousands):

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total
Balance as of December 31, 2006	$10,206	$2,039	$2,637	$14,882	$3,689
Additions during period	$—	$41	$180	$221	$7,364
Amortization	$—	$—	$—	$—	$(1,500)

Balance as of December 31, 2007	$10,206	$2,080	$2,817	$15,103	$9,553

The changes in the carrying amounts of goodwill by reporting unit, and intangible assets for the year ended December 31, 2006, are as follows (in thousands):

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total
Balance as of December 31, 2005	$10,206	$2,039	$13,292	$25,537	$4,131
Additions during period	$—	$—	$—	$—	$240
Impairment	$—	$—	$(10,655)	$(10,655)	$—
Amortization	$—	$—	$—	$—	$(682)

Balance as of December 31, 2006	$10,206	$2,039	$2,637	$14,882	$3,689

As of December 31, 2007 and 2006, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	Useful Life	December 31, 2007			December 31, 2006
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unicast Communications Corp.
Website Partner Relationships	10	$3,772	$(1,152)	$2,620	$3,772	$(778)	$2,994
Acquired Technology	3	410	(410)	—	410	(299)	111
Patents and Trademarks	5	326	(203)	123	326	(141)	185
Makos
Customer Relationships	2	200	(67)	133	—	—	—
Tradenames & URL’s	3	50	(11)	39	—	—	—
Non-compete Agreements	1	500	(333)	167	—	—	—
Springbox
Non-compete and Employment Agreements	2	4,972	(400)	4,572	—	—	—
Trade Name Asset	6	500	(8)	492	—	—	—
Customer Relationships	3	1,045	(59)	986	—	—	—
Other
Fotomat	3	134	(52)	82	134	(8)	126
Patents	8	535	(196)	339	438	(165)	273

Total Intangible Assets		$12,444	$(2,891)	$9,553	$5,080	$(1,391)	$3,689

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets for the next five years and afterwards is estimated as follows,

Year	(thousands)
2008	$3,510
2009	3,269
2010	782
2011	486
2012	486
2013 and later	1,020

$9,553

8. Related Party Transactions

In May 2007, in connection with an investment by DG FastChannel, Inc. of $4.3 million in the May 2007 private placement, the Company announced that it had entered into a strategic partnership with DG FastChannel, Inc. Revenues generated from the strategic partnership will be related party revenue. For the year ended December 31, 2007, revenues generated from this agreement were immaterial (see Note 4).

During 2003, the Company issued a subordinate note to a related party (see note 9).

In 2003, the Company entered into an amended license agreement with AOL which provides for payments by AOL of $10.0 million which were all received during the fourth quarter of 2003. AOL had a representative on the Company’s Board of Directors until December 2003. The agreement contained multiple elements consisting of a perpetual broadcast license, a perpetual source code license, quarterly updates to the source code through December 2005, and maintenance and consulting services. The Company recognized the fee ratably as license and services revenue, through December 31, 2005, which represents the duration of the Company’s obligation for post-contract customer support of the source code element including quarterly upgrades and maintenance requirements. For the year ended December 31, 2005, revenues recognized for AOL totaled $4.5 million.

9. Debt

Subordinated Note

During 2003, the Company issued three subordinated notes (individually “Sub Note” collectively “Sub Notes”) with a face value of $3.5 million dollars. During 2006, the Company paid in full two of the Sub Notes by making a total payment of approximately $0.4 million thereby reducing the outstanding balance of the Sub Note to approximately $3.1 million. The Sub Note is uncollateralized and bears interest at a rate of 4.95% payable quarterly. As discussed in more details below, the Sub Note has been amended several times extending the due date and waiving a covenant. The Sub Note is now due on September 30, 2009. The Company recorded interest expense on these notes of $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005 respectively.

During 2005, the Sub Note was amended to extend the maturity date from March 31, 2006 to March 31, 2008. The Company accounted for this amendment as a nontroubled debt transaction in accordance with EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Pursuant to EITF 96-19, the Company was required to account for the modification as a debt extinguishment as it was determined that the terms of the Sub Note had changed substantially as the cash flows changed by more than 10%. The effective interest rate on the Sub Note was determined to be 23%. At the time of the amendment, the holder of the Sub Note owned 13% of the Company’s outstanding common stock and held a position on the Company’s Board of Directors. Therefore the holder of the Sub Note was considered a related party and the gain on extinguishment was accounted

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for as a capital transaction. The Company recognized the gain on extinguishment of the Sub Note, net of certain fees paid in connection with the amendment, of approximately $0.5 million as an increase to the stockholders’ equity. In addition to the amendment of the Sub Note, the Company and the holder of the Sub Note entered into a stock purchase agreement, dated as of July 27, 2005, under which the Company issued 1.3 million shares of common stock in a private placement to the Sub Note holder at a purchase price of $1.55 per share resulting in aggregate gross proceeds of $2.0 million.

During March 2007, the Sub Note was amended a second time to extend the maturity date from March 31, 2008 to September 30, 2009. In addition the Sub Note holder agreed to waive the covenant that required the Company’s common stock to remain listed on a national stock exchange through December 31, 2008. In exchange for the second amendment, the Company made a payment of $0.2 million to the holder of the Sub Note during March 2007 and agreed to pay an additional $0.3 million at the maturity of the Sub Note. The additional $0.3 million due at the maturity of the Sub Note is being accounted for as additional debt discount and will be accrued using the interest method over the remaining life of the Sub Note. Following the guidance in EITF 02-4 “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No 15,” the Company accounted for the second amendment to the Sub Note as a troubled debt transaction in accordance with Statement of Financial Accounting Standards No. 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings.” Pursuant to SFAS 15 and EITF 02-4, if the Company is deemed to be experiencing financial difficulty and the Company’s effective borrowing rate in the restructuring is decreased, the Sub Note holder is deemed to have granted a concession. At the time of the second amendment, the Company announced that there was substantial doubt as to its ability to continue as a going concern and therefore the Company was deemed to be experiencing financial difficulties. The Company also concluded that the effective borrowing rate was lowered. Accordingly, the Company accounted for the amendment as a troubled debt restructuring, and therefore, no change was made to the carrying value of the debt. In addition the interest expense over the remaining life of the note will be determined by an effective borrowing rate of 21%.

Unicast Notes

During 2005 the Company acquired Unicast and assumed debt which included an uncollateralized note with a principal amount of $1.0 million due in December 2011 at an interest rate of 5% per annum and a collateralized note with a principal balance of $1.8 million which matures in March 2011 and interest rate of 5% per annum. This note is collateralized by the assets of Unicast. The debt was discounted to its fair value based upon the prevailing interest rates at the date of the acquisition, the term of the debt, the interest provisions of the debt and the credit risk associated with repayment. Enliven will accrete the notes based upon the interest-method, including interest payment requirements through maturity.

The Company recorded interest expense on these notes of $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005 respectively. In March 2006, the Company began making monthly payments on the collateralized note as required by the agreement.

Line of Credit

As part of the acquisition of Makos, which was completed on April 30, 2007, the Company assumed a line of credit debt of $0.1 million with a commercial bank. The line of credit bears interest at the prime rate plus one and one-half percent annually and expires in June 2008.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s total carrying value of outstanding debt at December 31, 2007 and December 31, 2006 is as follows (amounts in thousands):

	December 31,
	2007	2006
Subordinated notes	$2,616	$2,456
Unicast notes	1,770	1,930
Line of Credit	99	—

	4,485	4,386
Less current portion	488	389

	$3,997	$3,997

The reconciliation of the carrying value to the face value of each note as of December 31, 2007, is as follows:

	Subordinated Notes	Unicast Notes	Line of Credit	Total
Book Value	$2,616	$1,770	$99	$4,485
Discount on long-term debt	734	267	—	1,001

Face value of the long-term debt	$3,350	$2,037	$99	$5,486

The maturity schedule for the Company’s debt subsequent to December 31, 2007 is as follows:

2008	$488
2009	3,739
2010	259
2011	1,000

$5,486

10. Employee Benefit Plans

401(k) Plan

In September 1995, the Company adopted a Defined Contribution Plan (the “401(k) Plan”). Participation in the 401(k) Plan is available to substantially all employees. Employees can contribute up to 20% of their salary, up to the Federal maximum allowable limit, on a before tax basis to the 401(k) Plan. Company contributions to the 401(k) Plan are discretionary. The Company made contributions totaling $0.1 million, to the 401(k) Plan during each of the years ended December 31, 2007, 2006, and 2005, respectively.

Stock Based Compensation

1995 Stock Plan

The Company’s 1995 Stock Plan (the “1995 Plan”) provides for the grant to employees (including officers and employee directors) of incentive stock options and for the grant to employees (including officers and employee directors), non-employee directors and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2007, options to purchase an aggregate of 2.8 million shares of common stock were outstanding under the 1995 Plan, with vesting provisions ranging up to four years. Options granted under the 1995 Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2005.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1995 Director Option Plan

The Company’s 1995 Director Option Plan (the “Director Plan”) provides for an automatic grant of options to purchase shares of common stock to each non-employee director of the Company. Options granted under the 1995 Director Plan vest over one and one-half to four and one-half years and are exercisable for a period of ten years. As of December 31, 2007, 0.1 million options were outstanding under the 1995 Director Plan. The ability to issue options out of this plan expired in 2005.

1996 Nonstatutory Stock Option Plan

The Company’s 1996 Nonstatutory Stock Option Plan (the “1996 Nonstatutory Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options and stock purchase rights. As of December 31, 2007, options to purchase an aggregate of 0.7 million shares of common stock were outstanding under the 1996 Nonstatutory Plan, with vesting provisions ranging up to four years. Options granted under the 1996 Nonstatutory Plan are exercisable for a period of ten years. The ability to issue options out of this plan expired in 2005.

2006 Equity Incentive Plan

The Company’s 2006 Equity Incentive Plan (the “2006 Equity Incentive Plan”) provides for the grant to employees (including officers and employee directors) and consultants of nonstatutory stock options, stock purchase rights and other forms of equity compensation. As of December 31, 2007, options to purchase an aggregate of 3.0 million shares of common stock were outstanding under the 2006 Equity Incentive Plan, with vesting provisions ranging up to four years. Options granted under the 2006 Equity Incentive Plan are exercisable for a period of up to ten years. At December 31, 2007, an aggregate of 1.5 million shares of common stock were reserved for future issuance under the 2006 Equity Incentive Plan.

The 1995 Plan, the Director Plan, 1996 Nonstatutory Plan, and the 2006 Equity Incentive Plan are collectively referred to as “Option Plans”.

Options Issued Outside the Option Plan

Historically, the Company has issued non-qualified stock options outside the Option Plans in connection with the hiring of certain personnel. The terms and conditions of the grants outstanding are similar to the terms and conditions of options granted under the 1996 Nonstatutory Plan, with the exception of their vesting, which varied. At December 31, 2007, 2.5 million shares were outstanding outside of the Option Plans.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of All Outstanding Options

The following summarizes activity in all stock option plans for the year ended December 31, 2007 (in thousands, except per share data):

	Options Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2006	3,289	9,322	$1.68
Granted—exercise price equal to fair value	(2,608)	2,608	0.70
Exercised	—	(1,041)	0.72
Cancelled	758	(758)	0.64
Cancelled—expired plan	—	(638)	1.69
Cancelled—non-plan options	—	(394)	1.04
Forfeitures	93	(93)	0.73

Options outstanding at December 31, 2007	1,532	9,006	$1.62

The following summarizes information about the Company’s stock options outstanding at December 31, 2007 (in thousands, except per share data and lives):

Exercise Price Range	Outstanding			Exercisable
	Shares	Average Remaining Life(a)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.48–$0.78	1,830	6.18	$0.70	1,012	$0.71
$0.80–$1.10	1,829	4.31	0.91	1,166	0.89
$1.11–$1.36	2,329	6.67	1.32	1,625	1.32
$1.40–$2.69	1,818	5.50	1.85	829	2.11
$2.99–$11.09	1,200	3.80	4.37	1,194	4.38

Total	9,006	5.47	1.62	5,826	1.87

	Intrinsic Value Options Outstanding	Intrinsic Value Options Exercisable
Aggregate intrinsic value (in thousands)	$1,392	$822

	Outstanding Average Life	Exercisable Average Life
Weighted average remaining contractual life	5.48	5.12

The aggregate intrinsic value in the table above is based on the Company’s closing stock price of $1.18 per share as of December 31, 2007, which amount would have been received by the optionees had all options been exercised on that date. The total fair value of options to purchase common stock that vested during the year ended December 31, 2007 was $1.7 million.

During the year ended December 31, 2007, 2006, and 2005, the total intrinsic value of options exercised to purchase common stock was $0.3 million, $1.9 million, and $0.8 million, respectively, and the weighted average fair value of options to purchase common stock that were granted was $0.59, $1.41, and $1.91, respectively.

During the year ended December 31, 2007, financing cash generated from share-based compensation arrangements amounted to $0.8 million for the purchase of shares upon exercise of options. The Company issues new shares upon exercise of options to purchase common stock.

The Company accrued incentive compensation expense for the difference between the grant price and the deemed fair value of the common stock underlying options, which were issued in connection

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the RTG acquisition in December 1996. At December 31, 2007 and 2006 accrued incentive compensation related to the options, which are fully vested totaled $0.5 million.

11. Rights Plan

In July 1998, the Board of Directors adopted a stockholder rights plan, which was amended in June, 1999, November, 2000, October 2001 and May 2007. The stockholder rights plan, as amended, provides for the issuance to the holders of the Company’s common stock one preferred stock purchase right (the “Rights”) for each share of common stock they hold. The Rights have certain anti-takeover effects and are designed to protect and maximize the value of the outstanding equity interests in the Company in the event of an unsolicited attempt by an acquiror to take over the Company in a manner or on terms not approved by the Board of Directors.

The Rights will expire on August 13, 2008, unless such expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company. Each Right entitles the holder to buy one one-thousandth of a share of Series A Preferred Stock at an exercise price of $38.00. The Rights are not separately traded and become exercisable only in the event that (i) a person or group of persons acquires 15% or more (17.5% or more for Computer Associates International, Inc., pursuant to the November, 2000 amendment and 19.99% or more for DG FastChannel, Inc., pursuant to the May 2007 amendment) (an “Acquiror”) of the Company’s outstanding common stock or (ii) a person or group of persons commences or announces a tender offer or exchange offer that will result in such person or group of persons owning such percentage of the Company’s outstanding common stock, in each case, on terms not approved by the Board of Directors.

Upon any person or group acquiring 15% or more of the Company’s outstanding common stock (17.5% with respect to Computer Associates International, Inc. and 19.99% or more with respect to DG FastChannel, Inc.), each Right will entitle its holder (other than the Rights beneficially owned by the Acquiror which will be void) to buy shares of the Company’s common stock (or of the stock of the acquiring company if it is the surviving entity in a business combination) having a market value equal to twice the exercise price of each Right. The Board of Directors may redeem the Rights at any time prior to their becoming exercisable.

On May 17, 2007, the Company amended the Rights Plan to exclude DG FastChannel, Inc. (“DGFC”) from the definition of “Acquiring Person” until DGFC’s beneficial ownership is at 19.99% or more of the Common Stock of the Company.

12. Restructuring Charges

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

13. Commitments and Contingencies

Commitments

The Company leases its primary office space in New York City pursuant to a sublease agreements with terms through January of 2017. The Company also leases office space in Los Angeles, California pursuant to a lease that expires in December, 2009, and Austin, Texas, with lease terms through February of 2011.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense for office space, equipment, and a leased vehicle for a former executive totaled approximately $1.2 million, $1.0 million, and $1.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments under non-cancelable operating leases for each year subsequent to December 31, 2007 are as follows (in thousands):

2008	1,225
2009	914
2010	635
2011	547
2012	552
2013 and thereafter	2,315

$6,188

Contingencies

The Company is engaged in certain claims, complaints and other legal actions arising in the ordinary course of business. From time to time, the Company will receive correspondence from outside parties alleging that the Company infringed a patent or a claim will be made by a customer asserting that the Company is obligated to indemnify them for alleged claims that the Company’s products or services infringed on a patent. The Company believes it has adequate legal defenses to any such claim. However, the Company may incur substantial expenses in defending against any related claim and it is not presently possible to forecast the outcome of any potential litigation in connection with such claim. In the event that litigation commences and a determination adverse to the Company is rendered, the Company may incur substantial monetary liability and be required to modify its business practices, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Income Taxes

The components of the current provision for income taxes for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal	$—	$—	$—
State	52	78	64
Foreign	—	—	—

Total current provision	$52	$78	$64

There was no deferred tax provision for the years ended December 31, 2007, 2006 and 2005.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between the statutory rate and the Company’s effective income tax rate are as follows:

	2007	2006	2005
Federal tax benefit at the statutory rate	(34.00)%	(34.00)%	(34.00)%
State income taxes, net of federal income tax benefit	(2.71)	(2.85)	(1.02)
Other	0.79	(0.73)	(0.48)
Amortization and impairment of goodwill and other intangibles	—	18.39	25.20
Nondeductible expenses	8.07	8.35	—
Change in foreign tax rate	22.78	—	—
Change in state & local tax rate	23.57	15.76	—
Change in valuation allowance	(18.11)	(4.52)	10.91

Effective income tax rate	.39%	.40%	0.61%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, together with net operating loss and tax credit carry-forwards. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Balance sheet reserves	$76	$47
Accrued expenses	1,713	1,174
Tax credit carryforwards	1,838	1,838
Other	(735)	(856)
Net operating loss carryforwards	81,916	85,018

	84,808	87,221
Valuation allowance	(84,808)	(87,221)

Net deferred taxes	$—	$—

The valuation allowance for deferred taxes decreased by approximately $2.4 million and $0.9 million during 2007 and 2006, respectively, providing a full valuation allowance against the Company’s net deferred tax assets.

At December 31, 2007, the Company has net operating loss and tax credit carryforwards of approximately $214.5 million and $1.8 million, respectively, for federal income tax purposes, which begin to expire in 2018. The Company also has net operating loss and tax credit carryforwards for state income tax purposes, which begin to expire in 2018. The Company also has net operating loss carryforwards of approximately $14.5 million for foreign income tax purposes which do not expire. The net operating loss carryforwards may be used to offset any future taxable income, subject to potential limitations on the Company’s ability to utilize such loss carryforwards pursuant to the ownership rule changes of the Internal Revenue Code, Section 382. The Company has not estimated the amount of the loss carryforward limitation under Section 382; however, the limitation could be material. Inability to generate taxable income within the carryforward period would affect the ultimate realizability of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realizability of these assets to warrant the establishment of the full valuation allowance. Management’s assessment with respect to the amount of deferred tax assets considered realizable may be revised over the near term-based on actual operating results and revised financial statement projections.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Segment Information and Enterprise-Wide Disclosures

As discussed in more detail in Notes 2 to these financial statements, the Company has four revenue streams which are analyzed under three segments consisting of the technology-based segment, which includes two revenue streams “licensing” and “search”, the services segment and the advertising systems segment. In determining reportable segments, management considered the nature of the business activity whose operations are regularly reviewed by the Company’s chief operating decision maker and for which there is discrete financial information. The Company does not allocate costs below costs of revenue. There are no inter-segment sales.

Licensing revenue and search revenue are aggregated within the Technology-based segment as both revenue streams give customers the same access to the Media Player and the distributed network and have similar economic characteristics. Revenues in the Technology segment are generated based upon providing customers access to the Company’s distributed network of Media Players. Advertising systems revenue is generated by charging customers to host advertising campaigns based on a cost per thousand (“CPM”) impressions. The Services segment provides fee-based professional services for creating content and implementing visualization solutions. The accounting policies for the segment are the same as the consolidated accounting policies disclosed in Note 2.

In April and October 2007, Enliven acquired Makos, and Springbox, respectively. The Makos acquisition resulted in approximately $0.2 million of goodwill. The Springbox acquisition did not result in any goodwill at the time of close, but due to the contingent consideration in future periods which could increase the total purchase price, there is potential for goodwill to be booked in the future in the event that the earnout exceeds the contingent liability created by the acquisition. When the acquisitions were evaluated, the Company determined that multiple segments within the company would benefit from the acquisitions. While all of the assets and liabilities in the acquisitions were assigned to the Services segment, and the majority of the benefits would be derived in that segment of the business, a portion of the benefit from the acquisitions will also benefit the Ad Systems segment. Specifically, agency customers acquired through Makos and Springbox will be up-sold to use the Company’s Unicast rich media ad serving platform, driving revenue to the Ad Systems segment. The Company calculated the fair value of the segments impacted by the Makos, pre and post acquisition. This was calculated using the net present value of cash flows through 2010. The resulting difference in fair value to the Company was calculated and less than $0.1 million was attributable to the Ad Systems segment.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Advertising systems	$8,811	$7,252	$5,448
Technology:
Licenses	30	148	608
Related party licenses	—	—	3,490
Search	6,082	6,307	9,424

Total technology revenue:	6,112	6,455	13,522
Services:
Services	3,808	3,470	5,269
Related party services	—	—	1,057

Total services revenue:	3,808	3,470	6,326

Total revenues	18,731	17,177	25,296

Cost of Revenues:
Advertising systems	5,708	4,176	3,721
Technology:
License	3	8	12
Search	128	154	173

Total technology cost of revenues	131	162	185
Services	3,229	2,337	3,658

Total cost of revenues	9,068	6,675	7,564

Gross profit	9,663	10,502	17,732

Advertising systems	3,103	3,076	1,727
Technology:
Licenses	27	140	4,086
Search	5,954	6,153	9,251

Total technology gross profit	5,981	6,293	13,337
Services	579	1,133	2,668

Total gross profit	$9,663	$10,502	$17,732

Gross profit margin
Advertising systems	35%	42%	32%
Technology:
Licenses	90	95	100
Search	98	98	98

Total technology gross profit margin	98	97	99
Services	15	33	42

Total gross profit	52%	61%	70%

	At December 31,
	2007	2006	2005
	(in thousands)
Total assets:
Technology	$12,437	$12,512	$13,171
Advertising Systems	10,500	3,925	8,627
Services	11,606	6,793	14,045
Corporate*	7,658	4,457	9,293

Total assets	$42,201	$27,687	$45,136

*	Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
FORMERLY VIEWPOINT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Major Customers

Customers whose revenues represent greater than 10 percent of the Company’s consolidated revenues from continuing operations for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Segment	Years Ended December 31,
		2007	2006	2005
Customer A	Search	32%	31%	37%
Customer B	Services	4%	13%	7%
Customer C	Advertising Systems	9%	18%	25%
Customer D	Advertising Systems	22%	0%	0%

Customers whose accounts receivable balance represent greater than 10 percent of the Company’s consolidated net accounts receivable from continuing operations at December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
Customer A	11%	32%
Customer C	7%	39%
Customer D	35%	0%

17. Quarterly Results of Operations (Unaudited)

Summarized quarterly financial information for the years 2007 and 2006 are as follows (in thousands, except per share amounts):

	Quarter Ended
	March 31	June 30	September 30		December 31
Fiscal year 2007:
Total revenues	$3,320	$3,837	$4,510		$7,064
Gross profit	2,344	2,387	2,381		2,551
Net loss from continuing operations	(1,990)	(5,162)	(256)		(6,116)
Net loss	$(1,990)	(5,162)	(256	)(2)	(6,116	)(2)
Basic and diluted net loss per share (1)	$(0.03)	(0.07)	(0.00)		(0.06)
Fiscal year 2006:
Total revenues	$3,983	$5,709	$3,211		$4,274
Gross profit	2,238	2,822	2,318		3,124
Net loss from continuing operations	(3,949)	(2,821)	(12,337)		(608)
Net loss	(3,949)	(2,821)	(12,337)		(608)
Basic and diluted net loss per share (1)	(0.06)	(0.04)	(0.18)		(0.01)

(1)	The sum of the quarterly net income (loss) per share amounts may not total to the annual amounts as the result of rounding.

(2)	Included in the fourth quarter 2007 operating results is an unfavorable adjustment of $32 related to the change in fair value of warrants that occurred in the third quarter of 2007.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006, and 2005

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
	(in thousands)
Allowance for Accounts Receivable:
Year Ended December 31, 2007	$230	$(7)	$—	$(21)	$202
Year Ended December 31, 2006	419	110	109	(408)	$230
Year Ended December 31, 2005	$430	$90	$—	$(101)	$419
Valuation for Deferred Tax Assets:
Year Ended December 31, 2007	$87,221	$—	$—	$(2,413)	$84,808
Year Ended December 31, 2006	88,113	—	—	$(892)	$87,221
Year Ended December 31, 2005	$82,753	$5,360	$—	$—	$88,113

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

1. Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including its consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Internal Control over Financing Reporting

Management’s Annual Report on Internal Control Over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
INTERNAL CONTROL OVER FINANCIAL REPORTING
For the Years Ended December 31, 2007, and 2006

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework.

Management has excluded from its assessment of the Company’s internal control over financial reporting as of December 31, 2007 certain elements of the internal control over financial reporting of Springbox Ltd. ("Springbox") acquired on October 31, 2007 because this acquisition represented a material purchase business combination. Subsequent to the acquisition, certain elements of Springbox’s internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of Springbox’s internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The excluded elements represent controls over accounts of approximately 7% of the consolidated assets, 1% of the consolidated liabilities and 4% of the consolidated revenues.

Based on our assessment, we concluded that as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, has audited our effectiveness of our internal control over financial reporting as of December 31, 2007, as stated in their report which appears herein.

3. Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers of the Registrant.” Information required by Item 10 of Part III regarding our Directors is included in our Proxy Statement relating to our 2008 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

Audit Committee Financial Expert

The Company has determined that Dennis R. Raney, chairman of the Audit Committee of the Board of Directors, qualifies as an “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K, and that Mr. Raney is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Business Conduct

The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers, and all employees of the Company. Enliven’s Code of Business Conduct and Ethics is available on the Company’s web site at www.enliven.com under the Company Info tab. The Company intends to post on its web site any amendments to, or waivers from its Code of Business Conduct and Ethics applicable to any employees.

Item 11. Executive Compensation

Information required by Item 11 of Part III is included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Item 12 of Part III is included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Item 13 of Part III is included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by Item 14 of Part III is included in our Proxy Statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

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

Stock Purchase Agreement between the Registrant and the selling stockholders of Unicast Communications Corp., dated December 1, 2004 (incorporated by reference from Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

2.3	—

Purchase Agreement dated as of March 12, 2007 by and among Delaney, LLC, Mark Turner and the Registrant with Respect to all the Partnership Interests of Makos Advertising, LP (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on May 8, 2007)

2.4	—

Purchase Agreement dated as of October 18, 2007 by and among Springbox GP, LLC, the limited partners set forth on the schedule of purchasers attached thereto and the Registrant with respect to all the partnership interests of Springbox, Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant’s Amendment No. 1 to Form 8-K filed on October 19, 2007)

Exhibit No. 3: Articles of Incorporation and Bylaws
3.1	—

Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (File No. 000-27168))

3.2	—	Bylaws of Registrant, as amended on November 14, 2007 (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed on November 19, 2007)
Exhibit No. 4: Instruments Defining the Rights of Security Holders
4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))
4.2	—

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

4.4	—

Amendment No. 2 to Amended and Restated Rights Agreement between Registrant and EquiServe Trust Company, N.A., as successor to Fleet National Bank (f/k/a BankBoston N.A.) (incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8-A12G/A filed on May 18, 2007)

4.5	—

Amendment No. 3 to Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. (f/k/a EquiServe Trust Company, N.A. as successor to Fleet National Bank (f/k/a BankBoston, N.A.)) (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 8-A12G/A filed on May 18, 2007)

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

Overture Master Agreement, dated January 14, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.21 to Form 10-K filed by Registrant for the year ended December 31, 2004 filed on March 16, 2005 (File No. 000- 27168))

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

10.34	—	Amendment to 4.95% Subordinated Note Due 2008 of the Registrant (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 16, 2007)
10.35	—	Second Amended and Restated 4.95% Subordinated Note Due September 30, 2009 of the Registrant (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 16, 2007)

10.36	—	Employment Agreement between the Registrant and Andrew J. Graf dated May 24, 2005 (incorporated by reference from Exhibit 10.28 to Form 10-K filed by the Registrant on March 20, 2006)
10.37	—	Employment Agreement between the Registrant and Christopher C. Duignan dated April 27, 2007 (incorporated by reference from Exhibit 99.2 to Form 8-K filed by the Registrant on May 2, 2007)
10.38	—

Securities Purchase Agreement, dated as of May 4, 2007, by and between the Registrant, DG FastChannel, Inc. and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on May 8, 2007)

10.39	—

Registration Rights Agreement by and between the Registrant and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on May 8, 2007)

10.40	—	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on May 8, 2007)
10.41*	—

Amendment No. 4 to Overture Master Agreement, dated June 2, 2006 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on May 31, 2007)

10.42*	—

Amendment No. 5 to Overture Master Agreement, dated May 8, 2007 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on May 31, 2007)

10.43	—

Securities Purchase Agreement, dated as of October 18, 2007, between Registrant and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007)

10.44	—

Registration Rights Agreement, dated as of October 18, 2007, between Registrant and the other investors listed on the Schedule of attached thereto (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007)

10.45	—	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007).
10.46	—	2006 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on August 3, 2006 (File No. 333-136271)
Exhibit No. 21: Subsidiaries of the Registrant
21.1	—	Listing of Registrant’s Subsidiaries
Exhibit No. 23: Consents of Experts and Counsel
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Exhibit No. 24: Power of Attorney
24.1	—	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)
Exhibit Nos. 31 and 32: Additional Exhibits
31.1	—	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer Pursuant to Section02 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 17th day of March, 2008.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION

Dated: March 17, 2008	By:	/s/ PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer

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

Dated: March 17, 2008	By:	/s/ PATRICK VOGT Patrick Vogt Director, President and Chief Executive Officer (Principal Executive Officer)
Dated: March 17, 2008	By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Chief Financial Officer (Principal Accounting Officer)
Dated: March 17, 2008	By:	/s/ SAMUEL H. JONES, JR. Samuel H. Jones, Jr. Director
Dated: March 17, 2008	By:	/s/ DENNIS R. RANEY Dennis R. Raney Director
Dated: March 17, 2008	By:	/s/ JAMES J. SPANFELLER James J. Spanfeller Director
Dated: March 17, 2008	By:	/s/ HARVEY D. WEATHERSON Harvey D. Weatherson Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
Dated: March 17, 2008	By:	/s/ PATRICK VOGT Patrick Vogt President and Chief Executive Officer
Dated: March 17, 2008	By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Chief Financial Officer