Form 10-K/A
period 2007-12-31
ENLIVEN MARKETING TECHNOLOGIES CORP
filed 2008-04-29
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
COMMISSION FILE NUMBER: 0-27168

ENLIVEN MARKETING TECHNOLOGIES
CORPORATION
(Exact name of registrant as specified in its charter)
 __________________

Delaware	95-4102687
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification Number)

205 West 39th Street, 16th Floor, New York, NY 10018
(Address of principal executive offices and zip code)

(212) 201-0800
(Registrant’s telephone number, including area code)
__________________

Securities registered pursuant to Section 12(b) of the Act:
  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
__________________

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007	$92,528,000
Number of shares of common stock outstanding as of April 28, 2008	99,082,000

EXPLANATORY NOTE

          Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A this “Amendment,” to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008 for the purpose of including the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except as set forth herein, no other changes are made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

          This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

TABLE OF CONTENTS

PART III

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

          The following table and text set forth the name, age and positions of each of our directors elected by our common stockholders:

Name	Age	Position
Harvey D. Weatherson (1)(3)	70	Non-Executive Chairman
Patrick Vogt	44	Chief Executive Officer
Samuel H. Jones, Jr. (1)(2)	74	Director
Dennis R. Raney (1)	65	Director
James J. Spanfeller (2)(3)	51	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

          Harvey D. Weatherson joined Enliven’s Board of Directors in October 2005. He served as Vice President of North America Operations & Strategy for Hewlett-Packard Company from 2000 to 2002 and was responsible for all activities related to business and sales operations, call centers and eCommerce in the United States. From 1994 to 1999, Mr. Weatherson served in a number of senior executive positions at Compaq Computer Corporation, including President of Compaq Canada following Compaq’s acquisition of The Tandem Computer Company and President of Compaq Federal in Washington, D.C., following Compaq’s acquisition of The Digital Equipment Corporation. Prior to joining Compaq, from 1990 to 1993, Mr. Weatherson was Chief Executive Officer of The Navy Exchange System, a full-line retail services company operated by the U.S. Navy, with $2 billion in annual sales, 130 stores and 24,000 employees. From 2003 to May 2004, Mr. Weatherson served as Chairman, President and CEO of GovConnection, Inc., a subsidiary of PC Connection, Inc. Since May 2004 and continuing through the present, Mr. Weatherson serves on the Board of Directors of PC Connection, Inc. and as Chairman of its Compensation Committee.

          Patrick Vogt joined Enliven’s Board of Directors in October 2004. He has been the President and Chief Executive Officer of the Company since August 2005. From 2003 to 2005, Mr. Vogt served as Senior Vice President and Senior General Manager of Sony eSolutions Company LLC. His team was responsible for Internet Properties Management, Direct Marketing, and Sales across all customer segments. Other responsibilities included Global Contact Center Governance, the eCommerce and Contact Center platform (supporting all distribution channels), and P&L management for Sony’s entire direct business. From 2001 to 2003, Mr. Vogt was Vice President of Compaq Computer’s eBusiness Group & Software and Peripherals Group, where his team managed all direct marketing activities and the direct on-line business for the Americas region. From 1999 to 2001, Mr. Vogt was General Manager of the Aftermarket Sales Division and Dell Online for Dell Computer Corporation. Mr. Vogt received a Bachelor of Science degree from the State University of New York and has an MBA from Iona College, Hagen School of Business, with a concentration in Marketing.

          Samuel H. Jones, Jr has been a Director of the Company since April 1992. He has been President of S-J Venture Capital Company since 1991. Mr. Jones founded S-J Transportation Company, an industrial waste transportation company, in 1971 and served as its President until 2002.

          Dennis R. Raney joined Enliven’s Board of Directors in February 2004. Mr. Raney served as Chief Financial Officer at eOne Global from 2001 to 2003. Prior to that position, he served as Executive Vice President and Chief Financial Officer at Novell Incorporated from 1998 to 2001. He began his career at Hewlett-Packard in 1970 where he rose through the ranks to become Chief Financial Officer for Intercontinental Operations and then European Operations, based in various locations including Singapore and Geneva. Following Hewlett-Packard, he was Chief Financial Officer for Bristol-Myers Squibb’s Pharmaceutical Group then served as CFO for General Magic, California Microwave and QAD Incorporated before joining Novell. Mr. Raney currently serves on one other public company board, Ultratech, Inc. and a private Singapore company, Infiniti Solutions. He is also a principle at Liberty Greenfield California, a partnership that provides real estate advisory services to corporate clients.

          James J. Spanfeller joined Enliven’s Board of Directors in July 2005. He has been the President and Chief Executive Officer of Forbes.com since January 2001. Since January 2006, Mr. Spanfeller has served on the Board of Directors of Interactive Advertising Bureau.

Executive Officers

          The following table sets forth certain information with respect to our executive officers, other than Mr. Patrick Vogt, whose information is set forth above under the caption “—Directors.”

Name	Age	Position
Patrick Vogt	44	President and Chief Executive Officer
Christopher C. Duignan	33	Chief Financial Officer
Andrew J. Graf	36	Executive Vice President and General Counsel

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

Shareholders Nominations for Director Nominees

            No material changes have been made to the procedures by which our shareholders may recommend nominees to our board of directors since we described the procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our nominating and corporate governance committee will propose the slate of directors to be put up for election at our annual shareholders meeting.

Audit Committee

          We currently maintain an audit committee. The audit committee recommends the appointment of our independent registered public accountants, reviews our internal accounting procedures and financial statements and consults with and reviews the services provided by our independent registered public accountants, including the results and scope of their audit. The audit committee is currently comprised of Messrs. Raney (chair), Weatherson and Jones, each of whom is independent, within the meaning of applicable SEC and NASDAQ, rules. Mr. Raney has been designated as an audit committee financial expert, as currently defined under the SEC rules implementing the Sarbanes-Oxley Act of 2002. See “Item 13. Certain Relationships, Related Transactions, and Director Independence.” We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002, as well as NASDAQ and SEC rules and regulations.

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

Objectives of Compensation Program

          The objectives of Enliven’s compensation program are to encourage and reward performance, to align employee financial interests with long-term shareholder value, and to attract and retain outstanding employees. Enliven’s compensation philosophy is to offer a package including a competitive base salary, a competitive bonus incentive based on individual and corporate achievement goals, equity-based incentives, and competitive benefits. Executive officers receive total compensation packages in line with their responsibilities and expertise.

          Reward Performance. Performance is measured through achievement of corporate financial goals and individual strategic and operational goals. Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. In addition, equity incentive compensation in the form of stock options is determined taking into consideration performance levels, and is typically subject to vesting schedules that require continued service with the Company.

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

Implementing Objectives; Determining Compensation

          The Committee relies on its judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, and considering peer comparisons. We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We consider competitive market compensation paid by other companies. We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. We believe the most important indicator of whether our compensation objectives are being met is our ability to motivate our named executives to deliver superior performance and retain them to continue their careers with Enliven.

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

          Employment and Severance Agreements. The Company has employment agreements with our CEO, CFO, EVP/General Counsel and both of the Co-Presidents of the Company’s Springbox division. These employment agreements were effective in August 2005, April 2007, June 2005, and October 2007, respectively. Our other employees serve at the will of the Board, which enables the company to terminate their employment with discretion as to the terms of any severance arrangement, subject to the Company’s general severance policy. This is consistent with the company’s performance-based employment and compensation philosophy.

          Equity Grant Practices. The exercise price of each stock option awarded to our executive officers under our stock option plans is the closing price of Enliven stock on the date of grant. The date of grant is the date that action is taken approving the grant pursuant to the Compensation Committee’s authority, such as the date of the Committee’s meeting or the date of the action pursuant to a unanimous consent of the Committee, as applicable.

Elements of Compensation Program

          Enliven’s compensation program consists of three key elements — base salary, bonus incentive based on the Company’s overall performance, and equity incentives. Other than participation in broad based employee benefit plans, Enliven does not provide any perquisites to its executive officers, except for the CEO as described below.

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

          Annual Cash Incentive Bonus. In 2007, there was no annual cash incentive bonus program for our executive officers, other than the CEO’s cash incentive bonus target provided pursuant to his employment agreement, as discussed in further detail in the heading below entitled “Chief Executive Officer Compensation.” No cash bonuses were paid to named executives in 2007.

          Equity Incentives. Enliven’s equity incentive compensation program is designed to recognize the scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareowners and retain the executive through the term of the awards. As a result, each executive officer receives a significant stock option grant when he or she joins Enliven or is promoted to an executive officer position. Grant sizes are determined based on various subjective factors primarily relating to the responsibilities of the individual officers, their anticipated contributions to Enliven’s success and prior option grants. In addition, the Committee will periodically grant additional stock options to executive officers based on their responsibilities, performance and contributions during the preceding year, prior option grants and the need to retain such executives.

          Stock options only have value to the extent the price of Enliven stock on the date of exercise exceeds the exercise price on grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. The amount of equity incentive compensation granted in 2007 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s long term success.

          Approximately 85% of the employees of the company receive annual option grants. All annual options granted have an exercise price equal to the closing price of Enliven’s common stock on the date of grant. The stock options granted become exercisable at the rate of 16 2/3% on the six-month anniversary of the grant date, then continue vesting in equal monthly amounts over the following 2 ½ years such that they are fully vested 3 years from the grant date. They have a maximum seven-year term. We believe that this vesting schedule aids the company in retaining employees and motivating longer-term performance. Under the terms of the company’s 2006 Equity Incentive Plan unvested restricted shares are forfeited if the executive voluntarily leaves Enliven.

          In addition, in August 2007, the Committee approved special retention option grants to approximately 20% of the employees of the Company. These retention options were granted based on the significant ongoing contributions that each of these individuals was expected to make to Enliven in the future. These options “cliff-vest” at the end of three years in order to enhance the retention value of the options, and expire seven years from the grant date.

          In April 2007, the Company promoted the Company’s Interim CFO, Christopher Duignan to CFO. In connection with the promotion, the Committee granted the Company’s CFO 100,000 options on in April 27, 2007 that vested over three years, and had an exercise price of $0.33, which was equal to the fair market value of the Company’s stock on that day. In addition, the Committee also granted the Company’s EVP/General Counsel, Andrew Graf, 125,000 options that vested over three years at the same exercise price, on the same day. On May 7, 2007, the respective grants to Messrs. Duignan and Graf from April 27, 2007 were cancelled. On May 11, 2007, the Company issued Mr. Duignan and Mr. Graf 100,000 shares and 125,000 shares, respectively. The two grants vest over three years, and have an exercise price of $0.70.

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

Chief Executive Officer Compensation

          In determining the compensation for the Company’s CEO, Patrick Vogt, for 2007, the Compensation Committee considered his performance against his financial, strategic and operational goals for the year. Like other executive officers, the key elements of compensation for Mr. Vogt are base salary, cash incentives, and equity incentives.

          For fiscal 2007, Mr. Vogt’s base salary was $350,000. Pursuant to Mr. Vogt’s employment agreement, his bonus target was set at $125,000 or approximately 36% of his base salary, and his option target was set at 128,000 options. Based on the Company’s performance against revenue and adjusted operating income targets set by the board in 2007, Mr. Vogt did not receive any cash bonus or options pursuant to his employment agreement in 2007. In May, 2007, Mr. Vogt was granted 400,000 options that were subject to vesting based on the same performance metrics previously set by the board. As these targets were not achieved, these options did not vest. In addition, in May, 2007 Mr. Vogt received a fully vested option to purchase 500,000 shares of common stock at an exercise price of $0.70 based on the Board’s assessment of Mr. Vogt’s performance.

Compensation of Other Named Executive Officers

          In determining the compensation of each of the other named executive officers for 2007, the Committee compared their achievements against the performance objectives established for each of them at the beginning of the year. The Committee also evaluated the overall performance of the Company and their contributions to that performance, as well as, when relevant, the performance of and the business groups that each leads. As noted above Messrs Duignan and Graf received options granted in April 2007 and did not receive additional grants or cash bonuses in 2007.

Compensation for Non-Employee Directors in 2007

            Non-employee directors’ compensation is set by the Board at the recommendation of the Compensation Committee. In developing its recommendations, the Committee is guided by the following goals: compensation should fairly pay directors for work required in a company of Enliven’s size and scope; compensation should align directors’ interests with the long-term interest of shareholders; and the structure of the compensation should be simple, transparent and easy for shareholders to understand. The compensation committee generally reviews Board compensation annually. Like our approach with respect to executive compensation, when establishing compensation for nonemployee directors the Compensation Committee and the Board considers competitive market compensation paid by other companies.

          The Company compensates each of its non-employee directors, other than Mr. Raney and Mr. Weatherson, as follows: each non-employee director is paid (i) $2,500 at the end of each fiscal quarter in which he or she is a director, (ii) $1,000 for each regular Board meeting he or she attends, and (iii) $500 for each Board committee meeting he or she attends; provided, however, that if more than one committee meeting is held on the same day or a Board meeting and one or more committee meetings are held on the same day, no more than the initial $500 or $1,000, as the case may be, is paid to any director for all such meetings attended by such director on such date. We paid no fees to members of the Board for meetings they attended by telephone in 2007.

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

          The exercise price of each option granted to directors is equal to the fair market value of the Company common stock on the date of grant. The option granted to non-employee directors on the day they join the Board vests at a rate of one-eighth of the option shares upon the end of the first six-month period after the date of grant and one-forty-eighth of the remaining option shares per month thereafter for three and a half years, provided the optionee remains a director of the Company. The options granted to non-employee directors on the first business day of each year vests at the rate of one-half of the option shares upon the end of the first six-month period after the date of grant and one-twelfth of the remaining option shares per month thereafter, provided the optionee remains a director of the Company. Options have a term of ten years unless terminated sooner, whether upon termination of the optionee’s status as a director or otherwise pursuant to the operative stock option plan.

          In accordance with the compensation arrangements described above, the following table sets forth certain information regarding compensation for the nonemployee members of our Board of Directors for 2007:

	Total Fees Earned or Paid
Name	in Cash	Option Awards (1)(2)	Total ($)
Samuel H. Jones, Jr.	$ 14,000	$ 8,770	$22,770
Dennis R. Raney	$ 24,000	$ 19,092	$43,092
James J. Spanfeller	$ 14,000	$ 5,623	$19,623
Harvey D. Weatherson	$ 21,000	$ 11,932	$32,932

(1) This amount represents the compensation expense recognized by the Company during the year ended December 31, 2007, in accordance with the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-based Payment (“FAS 123R”) with respect to stock options granted in 2007 and prior years. See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC, for more information regarding assumptions utilized in determining this compensation expense.

(2) As of December 31, 2007, the aggregate number of outstanding option awards for each non-employee director was as follows: Samuel H. Jones 214,750; Dennis R. Raney 86,000; James J. Spanfeller 20,000; Harvey D. Weatherson 32,000.

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

EXECUTIVE COMPENSATION

2007 Summary Compensation Table

          The following table sets forth certain compensation information for the Chief Executive Officer, Chief Financial Officer, and the Executive Vice President/General Counsel for the fiscal year ended December 31, 2007 (the “named executives”). It also includes compensation information for the Company’s President of Unicast and Chief Marketing Officer.

				Option	All Other		Total
			Bonus	Awards	Compen-		Compen-
Name and Principal Position	Year	Salary($)	($)	($)(1)(2)	sation($)		sation($)
Patrick Vogt, President and Chief Executive Officer	2007	$350,000	$0	$712,573	$68,394	(3)	$1,130,967
	2006	$350,000	$0	$416,842	$74,102	(3)	$840,944
Christopher C. Duignan, Chief Financial Officer	2007	$216,744	$0	$71,716	$1,601	(4)	$290,061
	2006	$170,000	$0	$67,904	$1,519	(4)	$239,423
Andrew J. Graf, Executive Vice President and General Counsel	2007	$250,000	$0	$146,669	$3,250	(4)	$399,919
	2006	$220,000	$0	$84,412	$2,893	(4)	$307,305
Jason McKay, President, Unicast	2007	$176,667	$0	$61,938	$2,650	(4)	$241,255
	2006	$165,000	$0	$39,394	$0	(4)	$204,394
Ann Charles, Chief Marketing Officer	2007	$176,667	$0	$87,784	$2,333	(4)	$266,784
	2006	$170,000	$0	$60,488	$2,586		$233,074

(1)	This amount represents the compensation expense recognized by the Company during the year ended December 31, 2007, in accordance with the provisions of FAS 123R with respect to option awards granted in 2006 and prior years.

(2)	See “Note 2 — Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10- K for the year ended December 31, 2006, as filed with the SEC, for more information regarding assumptions utilized in determining this compensation expense.

(3)	This amount represents a housing allowance of $64,000, life insurance policy premium of $3,210, and 401(k) matching employer contributions of $1,184 for 2007. For 2006, this amount represents a housing allowance of $36,000, travel benefits of $33,798, life insurance policy premium of $3,120 and 401(k) matching employer contributions of $1,184.

(4)	This amount represents 401(k) matching employer contributions.

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

2007 Grants of Plan-Based Awards

          The following table sets forth certain information with respect to options granted during the year ended December 31, 2007 to the named executives.

			Option	Exercise	Grant
			Awards:	or Base	Date Fair
			Number of	Price of	Value of
			Securities	Option	Stock and
	Type of	Grant	Underlying	Awards	Option
Name	Award	Date	Options(#)	($/Sh)(1)	Awards
Patrick Vogt	Option	5/11/2007	500,000	$ 0.70	$296,350
Christopher C. Duignan (2)	Option	4/27/2007	100,000	$ 0.33	$27,940
Christopher C. Duignan	Option	5/11/2007	100,000	$ 0.70	$59,270
Andrew J. Graf (2)	Option	4/27/2007	125,000	$ 0.33	$34,925
Andrew J. Graf	Option	5/11/2007	125,000	$ 0.70	$74,067
Jason McKay	Option	2/26/2007	30,000	$ 0.68	$17,217
Jason McKay	Option	8/13/2007	20,000	$ 0.95	$15,876
Ann Charles	Option	2/26/2007	30,000	$ 0.68	$17,217
Ann Charles	Option	8/13/2007	20,000	$ 0.95	$15,876

(1) Option exercise price is equal to the closing market value on the date of grant.
(2) Option grant subsequently cancelled.

Outstanding Equity Awards at 2007 Fiscal Year-End

          The following table sets forth certain information with respect to outstanding option awards and stock awards held by the named executives, President, Unicast and Chief Marketing Officer as of December 31, 2007.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying	Option
	Unexercised	Unexercised	Exercise	Option
	Options(#)	Options(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Patrick Vogt	1,000,000	500,000	1.36	8/25/2015
	14,167	5,833	3.07	10/26/2014
	15,000	—	5.81	1/14/2012
	15,000	—	3.00	1/2/2011
	500,000		0.70	5/11/2014
SubTotal:	1,544,167	505,833

Christopher C. Duignan
		50,000	0.78	12/12/2013
		50,000	1.62	8/30/2013
	39,722	15,278	1.32	10/24/2012
	25,000	---	3.06	1/3/2015
	5,000	—	2.69	10/20/2014
	100,000	—	0.82	11/17/2013
	5,000	—	6.70	1/31/2012
	19,444	80,556	0.70	5/11/2014
SubTotal:	194,166	195,834

Andrew J. Graf	—	50,000	0.78	12/12/2013
	—	100,000	1.62	8/30/2013
	166,666	33,334	1.57	6/6/2015
	24,305	100,695	0.70	5/11/2014
SubTotal:	190,971	284,029

Jason McKay	—	50,000	$1.62	8/30/2013
	8,333.00	21,667	$0.68	2/26/2014
	—	20,000	$0.95	8/13/2014
	63,889.00	36,111	$1.04	1/3/2013
	72,222	127,778
SubTotal:

Ann Charles	112,500	37,500	1.30	9/26/2012
	—	50,000	1.62	8/30/2013
	8,333	21,667	0.68	2/26/2017
	—	20,000	0.95	8/13/2014
SubTotal:	120,833	129,167

TOTAL	2,122,359	1,242,641

2007 Option Exercises

          There were no options exercised in 2007 with respect to the named executives.

EQUITY COMPENSATION PLAN INFORMATION

          The following table sets forth information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or Directors under all of our existing equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for
		Weighted-Average	Issuance under Equity
	Number of Securities to be	Exercise Price of	Compensation Plans
	Issued upon Exercise of	Outstanding	(Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected
Plan Category	Warrants and Rights	and Rights	in Column (a))
Equity compensation plans approved by security holders	6,551,000	1.69	1,532,000
Equity compensation plans not approved by security holders	2,455,000	1.42
Total	9,006,000	1.62

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of April 28, 2008, certain information regarding the beneficial ownership of our common stock by:

  each person known by Enliven to beneficially own 5% or more of our common stock;
  each director of Enliven;
  each named executive of Enliven; and
  all Directors and current executive officers of Enliven as a group.
	Outstanding Shares
	of Common Stock
	Beneficially
Beneficial Owner	Owned(1)		Percent of Class
DG Fastchannel, Inc.
750 West John Carpenter Freeway
Suite 700
Irving, TX 75039 (2)	13,437,500		13.2%
Diker Management LLC
745 5th Avenue
Suite 1409
New York, NY 10151 (3)	9,787,142		9.7%
Chesapeake Partners Management Co., Inc.
2800 Quarry Lake Drive
Suite 300
Baltimore, MD 21209 (4)	9,648,822		9.6%
Patrick Vogt	1,546,354	(5)	1.5%
Christopher C. Duignan	220,000	(5)	*
Andrew J. Graf	245,139	(5)	*
Samuel H. Jones	1,149,305	(6)	1.1%
Dennis R. Raney	85,500	(5)	*
James J. Spanfeller	8,698	(5)	*
Harvey D. Weatherson	24,278	(5)	*

*	Less than 1% of the outstanding shares of common stock.

(1)	Beneficial ownership is determined in accordance with rules of the SEC and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Total includes warrants to purchase 2,687,500 shares at an exercise price of $0.45 per share that were issued on May 7, 2007. DG Fastchannel, Inc. has the sole power to vote and direct the vote of these shares.

(3)	As reported in a statement on a Schedule 13G filed with the SEC on February 12, 2008, Diker Management LLC is a member of a group that owns an aggregate amount of 9,787,142 shares of company stock. As the sole general partner of Diker Funds, Diker GP has the power to vote and dispose of the shares of Common Stock owned by the Diker Funds and, accordingly, may be deemed the beneficial owner of such shares. Pursuant to investment advisory agreement’s Diker Management serves as the investment manager of the Diker Funds. Accordingly, Diker Management may be deemed the beneficial owner of shares held by the Diker Funds. Charles M. Diker and Mark N. Diker are the managing members of each of Diker GP and

Diker Management, and in that capacity direct their operations. Therefore, Charles M. Diker and Mark N. Diker may be beneficial owners of shares beneficially owned by Diker GP and Diker Management. Total includes warrants to purchase 1,928,571 shares issued on October 18, 2007 at an exercise price of $0.84 held by Diker Management.

(4)	Based on information provided by Chesapeake Partners Management Co., Inc., as of February 13, 2008, Chesapeake Partners Management Co., Inc. has shared voting and dispositive power as to the Company shares and stock warrants held by both Chesapeake Partners Limited Partnership and Chesapeake Partners Master Fund, Ltd. In addition, Mark Lerner and Traci Lerner are officers of Chesapeake Partners Management Co., Inc. and have shared voting and dispositive power over the Company shares and stock warrants held by Chesapeake Partners Limited Partnership and Chesapeake Partners Master Fund, Ltd. Total includes 857,143 shares issuable upon exercise of a stock warrant held by Chesapeake Partners Master Fund, Ltd., at a price per share of $0.84 that were issued on October 18, 2007. The warrant is not exercisable for a period of six months following October 18, 2007 and expires on April 18, 2013. Total also includes 50,000 shares issuable upon exercise of a stock warrant held by Chesapeake Partners Master Fund, Ltd. at a price per share of $1.20 that were issued on December 29, 2005 and that expire on December 29, 2008. Total also includes 857,143 shares issuable upon exercise of a stock warrant held by Chesapeake Partners Limited Partnership, at a price per share of $0.84 that were issued on October 18, 2007. The warrant is not exercisable for a period of six months following October 18, 2007 and expires on April 18, 2013. Total also includes 50,000 shares issuable upon exercise of a stock warrant held by Chesapeake Partners Limited Partnership at a price per share of $1.20 that were issued on December 29, 2005 and that expire on December 29, 2008.

(5)	Total represents options currently exercisable or exercisable within 60 days of April 28, 2008.

(6)	Total represents 940,055 Shares of Company Common Stock and 209,250 options currently exercisable or exercisable within 60 days of April 28, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, certain officers, and persons who own more than ten percent of a registered class of the Company’s securities, to file with the SEC reports of ownership and changes in ownership of Company common stock and other equity securities of the Company. Officers, directors and greater-than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2007, its officers, directors and greater-than ten percent stockholders complied with all Section 16(a) filing requirements.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Director Independence

          The Board of Directors has determined that the majority of the Board of Directors is comprised of “independent directors” within the meaning of applicable NASDAQ listing standards. The Company’s independent directors include: Messrs. Jones, Raney, Spanfeller and Weatherson.

Item 14. Principal Accountant Fees and Services

          The fees billed for professional services rendered by PwC for the fiscal years 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$1,039,620	$687,919
Audit-Related Fees	$0	$0
All Other Fees	$5,583	$4,227
Tax Fees	$5,742	$0

Total	$1,048,945	$692,146

          The services rendered by PwC in connection with the fees presented in the table above were as follows:

Audit Fees

          Audit fees relate to the services rendered in connection with the audit of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, quarterly reviews of financial statements included in the Company’s Forms 10-Q during 2007 and 2006, and the audit of internal control over financial reporting as of December 31, 2007 and 2006.

All Other Fees

All other fee amounts are for audit in 2006 and software licensing in 2007.

Tax Fees

          Rebate to the Japan tax return preparation fee.

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

PART IV

Item 15. Exhibits, Financial Statement Schedule

(a) The following documents are filed as part of this report:

1.	Financial Statements. See Index to Financial Statements at Item 8 on page 42 of this Report.

2.	Financial Statement Schedule. See Index to Financial Statements at Item 8 on page 42 of this Report.

3.	Exhibits.

Exhibit No. 2: Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	—	Stock Purchase Agreement, dated as of August 23, 2000, by and between the Registrant and Computer Associates International, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on form 8-K, filed on September 8, 2000 (File No. 000-27168))

2.2	—	Stock Purchase Agreement between the Registrant and the selling stockholders of Unicast Communications Corp., dated December 1, 2004 (incorporated by reference from Exhibit 2.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005)

2.3	—	Purchase Agreement dated as of March 12, 2007 by and among Delaney, LLC, Mark Turner and the Registrant with Respect to all the Partnership Interests of Makos Advertising, LP (incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed on May 8, 2007)

2.4	—	Purchase Agreement dated as of October 18, 2007 by and among Springbox GP, LLC, the limited partners set forth on the schedule of purchasers attached thereto and the Registrant with respect to all the partnership interests of Springbox, Ltd. (incorporated by reference from Exhibit 2.1 to the Registrant’s Amendment No. 1 to Form 8-K filed on October 19, 2007)

Exhibit No. 3: Articles of Incorporation and Bylaws

3.1	—	Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (File No. 000-27168))

3.2	—	Bylaws of Registrant, as amended on November 14, 2007 (incorporated by reference from Exhibit 3.2 to the Registrant’s Form 8-K filed on November 19, 2007)

3.3	—	Certificate of Amendment of Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Registrant’s Form 8-K filed on November 17, 2006)

3.4	—	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to the Registrants Form 8-K filed on December 18, 2007)

Exhibit No. 4: Instruments Defining the Rights of Security Holders

4.1	—	Specimen of Common Stock Certificate of Registrant (incorporated by reference from Exhibit 2.4 to the Registrant’s Form 8-K, filed on June 13, 1997 (File No. 000-27168))

4.2	—	Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A., including form of Certificate of Designations, Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C respectively (incorporated by reference from Exhibit 4 to the Registrant’s Form 8-A/A, filed on October 29, 1999 (File No. 000-27168))

4.3	—	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of June 24, 1999 between the Registrant and BankBoston, N.A. (incorporated by reference from Exhibit 5 to the Registrant’s Form 8-A/A, filed on December 5, 2000 (File No. 000-27168))

4.4	—	Amendment No. 2 to Amended and Restated Rights Agreement between Registrant and EquiServe Trust Company, N.A., as successor to Fleet National Bank (f/k/a BankBoston N.A.) (incorporated by reference from Exhibit 4.1 to the Registrant’s Form 8- A12G/A filed on May 18, 2007)

4.5	—	Amendment No. 3 to Amended and Restated Rights Agreement between Registrant and Computershare Trust Company, N.A. (f/k/aEquiServe Trust Company, N.A. as successor to Fleet National Bank (f/k/a BankBoston, N.A.)) (incorporated by reference from Exhibit 4.2 to the Registrant’s Form 8-A12G/A filed on May 18, 2007)

Exhibit No. 10: Material Contracts

10.1	—	1995 Stock Plan, as amended on November 28, 2000 (incorporated by reference from Exhibit 10.2 to the Registrant’s Annual Reporton Form 10-K for the year ended December 31, 2000 filed on March 30, 2001 (File No. 000-27168))

10.2	—	1995 Director Option Plan (incorporated by reference from Exhibit 10.7 to the Registrant’s Registration Statement on Form SB-2,filed on December 11, 1995, as amended (File No. 33- 98628LA))

10.3	—	1996 Nonstatutory Stock Option Plan, as amended on June 29, 1999 (incorporated by reference from Exhibit 4.2 to the Registrant’sRegistration Statement on Form S-8, filed on September 9, 1999 (File No. 333-86817))

10.4	—	Employment Agreement between the Registrant and Robert E. Rice dated December 29, 2004 (incorporated by reference fromExhibit 10.1 to the Registrant’s Report on Form 8-K filed by the Registrant on December 30, 2004)

10.5	—	Employment Agreement between the Registrant and Jay S. Amato, dated August 7, 2003 (incorporated by reference from Exhibit10.1 to Form 10-Q filed by the Registrant on November 14, 2003)

10.6	—	Employment Agreement between the Registrant and William H. Mitchell dated July 18, 2003 (incorporated by reference fromExhibit 10.2 to Form 10-Q filed by Registrant on November 14, 2003)

10.7	—	Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference from Exhibit 10.1 to theRegistrant’s Registration Statement on Form SB-2, filed on December 11, 1995, as amended (File No. 33-98628LA))

10.8	—	Securities Purchase Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on January 2, 2003)

10.9	—	Form of Replacement 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on January 2, 2003)

10.10	—	Form of Subsequent/Additional 4.95% Convertible Note of the Registrant, (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on January 2, 2003)

10.11	—	Form of Initial Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.4 to Form 8-K filed by the Registrant on January 2, 2003)

10.12	—	Form of Subsequent/Additional Warrant for Common Stock of the Registrant, (incorporated by reference from Exhibit 10.5 to Form 8-K filed by the Registrant on January 2, 2003)

10.13	—	Registration Rights Agreement, dated as of December 31, 2002, by and among the Registrant and the Buyers named therein, as amended by the Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and the Buyers named therein, (incorporated by reference from Exhibit 10.6 to Form 8-K filed by the Registrant on January 2, 2003)

10.14	—	Pledge Agreement, dated as of December 31, 2002, by Viewpoint Corporation as Pledgor, in favor of Smithfield Fiduciary LLC as collateral agent, for the benefit of the holders named therein, (incorporated by reference from Exhibit 10.7 to Form 8-K filed by the Registrant on January 2, 2003)

10.15	—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Smithfield Fiduciary LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 25, 2003)

10.16	—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Riverview Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 25, 2003)

10.17	—	Redemption, Amendment and Exchange Agreement, dated as of March 25, 2003, by and among the Registrant and Portside Growth & Opportunity Fund (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on March 25, 2003)

10.18	—	Form of Redemption Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.9 to Form 8-K filed by the Registrant on March 25, 2003)

10.19	—	Stock Purchase Agreement, dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 13, 2003)

10.20	—	Registration Rights Agreement dated as of November 12, 2003, by and between the Registrant and Federal Partners, L.P. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on November 13, 2003)

10.21*	—	Overture Master Agreement, dated January 14, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.21 to Form 10-K filed by Registrant for the year ended December 31, 2004 filed on March 16, 2005 (File No. 000-27168))

10.22	—	Registration Rights Agreement, by and between the Registrant and the selling stockholders of Unicast Communications, Corp. (incorporated by reference from Exhibit 10.22 to Form 10-K filed by Registrant on March 16, 2006)

10.23	—	Securities Purchase Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)

10.24	—	Registration Rights Agreement, by and between the Registrant and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 18, 2004)

10.25	—	Securities Purchase Agreement, dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on December 22, 2004)

10.26	—	Registration Rights Agreement dated as of December 20, 2004, by and between the Registrant and EagleRock Master Fund, LP (incorporated by reference from Exhibit 10.2 to Form 8-K filed by Registrant on December 22, 2004)

10.27	—	Employment Agreement between the Registrant and Patrick Vogt dated August 25, 2005 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed by the Registrant on November 9, 2005)

10.28	—	Employment Agreement between the Registrant and Andrew J. Graf, dated May 24, 2005

10.29*	—	Amendment No. 1 to Overture Master Agreement, dated May 11, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on November 23, 2005)

10.30*	—	Amendment No. 2 to Overture Master Agreement, dated December 1, 2004 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on November 23, 2005)

10.31*	—	Amendment No. 3 to Overture Master Agreement, dated October 18, 2005 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on November 23, 2005)

10.32	—	Securities Purchase Agreement, dated December 29, 2005 by and between the Registrant and the investors listed on Schedule of Purchasers (incorporated by reference from Exhibit 4.1 to Form S-3 filed by the Registrant on February 14, 2006)

10.33	—	Registration Rights Agreement, dated December 29, 2005 by and between the Registrant and the investors listed on Schedule of Purchasers (incorporated by reference from Exhibit 4.2 to Form S-3 filed by the Registrant on February 14, 2006)

10.34	—	Amendment to 4.95% Subordinated Note Due 2008 of the Registrant (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on March 16, 2007)

10.35	—	Second Amended and Restated 4.95% Subordinated Note Due September 30, 2009 of the Registrant (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on March 16, 2007)

10.36	—	Employment Agreement between the Registrant and Andrew J. Graf dated May 24, 2005 (incorporated by reference from Exhibit 10.28 to Form 10-K filed by the Registrant on March 20, 2006)

10.37	—	Employment Agreement between the Registrant and Christopher C. Duignan dated April 27, 2007 (incorporated by reference from Exhibit 99.2 to Form 8-K filed by the Registrant on May 2, 2007)

10.38		—	Securities Purchase Agreement, dated as of May 4, 2007, by and between the Registrant, DG FastChannel, Inc. and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on May 8, 2007)

10.39		—	Registration Rights Agreement by and between the Registrant and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on May 8, 2007)

10.40		—	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference from Exhibit 10.3 to Form 8-K filed by the Registrant on May 8, 2007)

10.41	*	—	Amendment No. 4 to Overture Master Agreement, dated June 2, 2006 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on May 31, 2007)

10.42	*	—	Amendment No. 5 to Overture Master Agreement, dated May 8, 2007 by and between the Registrant and Overture Services, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed by the Registrant on May 31, 2007)

10.43		—	Securities Purchase Agreement, dated as of October 18, 2007, between Registrant and the other investors listed on the Schedule of Purchasers attached thereto (incorporated by reference from Exhibit 10.1 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007)

10.44		—	Registration Rights Agreement, dated as of October 18, 2007, between Registrant and the other investors listed on the Schedule of attached thereto (incorporated by reference from Exhibit 10.2 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007)

10.45		—	Form of Warrant to Purchase Common Stock of Registrant (incorporated by reference from Exhibit 10.3 to Amendment No. 1 to Form 8-K filed by the Registrant on October 19, 2007).

10.46		—	2006 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed on August 3, 2006 (File No. 333-136271)

10.47		—	Amendment No. 6 to Overture Master Agreement, dated as of April 8, 2008 by and between the Registrant, Overture Services, Inc. and Overture Search Services (Ireland) Limited (incorporated by reference from Exhibit 10.1 to Form 8-K filed by the Registrant on April 14, 2008).

Exhibit No. 21: Subsidiaries of the Registrant

21.1		—	Listing of Registrant’s Subsidiaries

Exhibit No. 23: Consents of Experts and Counsel

23.1		—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm**

Exhibit No. 24: Power of Attorney

24.1		—	Power of Attorney (included on the signature pages of this Annual Report on Form 10-K)**

Exhibit Nos. 31 and 32: Additional Exhibits

31.1		—	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		—	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		—	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002**

*	Confidential treatment has been requested for portions of this exhibit.
**	Previously filed with the original filing of this Annual Report on Form 10-K on March 17, 2008.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of, 2008.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION

Dated: April 29, 2008	By:	/s/ PATRICK VOGT
Patrick Vogt
Director, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated.

Dated: April 29, 2008	By:	/s/ PATRICK VOGT
Patrick Vogt
Director, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 29, 2008	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan
Chief Financial Officer
(Principal Financial Officer)

Dated: April 29, 2008	By:	*
Samuel H. Jones, Jr.
Director

Dated: April 29, 2008	By:	*
Dennis R. Raney
Director

Dated: April 29, 2008	By:	*
James J. Spanfeller
Director

Dated: April 29, 2008	By:	*
Harvey D. Weatherson
Director

* Patrick Vogt, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to this Report.
	By:	/s/ PATRICK VOGT
Patrick Vogt
Attorney-in-fact