Form 10-Q
period 2008-03-31
ENLIVEN MARKETING TECHNOLOGIES CORP
filed 2008-05-12
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-accelerated Filer  ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2008, 99,091,000 shares of $0.001 par value common stock were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,951	$6,929
Marketable securities	296	311
Accounts receivable, net of reserve of $229 and $202, respectively	6,938	7,701
Prepaid expenses and other current assets	712	723

Total current assets	9,897	15,664
Restricted cash	420	417
Property and equipment, net	2,081	1,403
Goodwill	15,103	15,103
Intangible assets, net	8,585	9,553
Other assets	92	61

Total assets	$36,178	$42,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172	$4,712
Accrued expenses	407	345
Deferred revenues	469	234
Current portion of notes payable	488	488
Current portion of warrants	102	469
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,414	7,024
Deferred rent	244	271
Warrants to purchase common stock	4,776	8,464
Subordinated notes-related party	2,706	2,616
Unicast notes	1,344	1,381
Springbox accrual	2,690	2,818

Total liabilities	16,174	22,574

Commitments and Contingencies (note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 150,000 shares authorized—99,242 shares issued and 99,082 shares outstanding at March 31, 2008, and 99,216 shares issued and 99,056 shares outstanding at December 31, 2007	99	99
Paid-in capital	320,037	319,644
Treasury stock at cost; 160 at March 31, 2008 and December 31, 2007	(1,015)	(1,015)
Accumulated other comprehensive income	—	9
Accumulated deficit	(299,117)	(299,110)

Total stockholders’ equity	20,004	19,627

Total liabilities and stockholders’ equity	$36,178	$42,201

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Advertising systems	$1,377	$1,110
Search	958	1,485
Services	2,069	719
Licenses	—	6

Total revenues	4,404	3,320

Cost of Revenues:
Advertising systems	730	452
Search	28	43
Services	1,801	481

Total cost of revenues	2,559	976

Gross profit	1,845	2,344

Operating expenses:
Sales and marketing	938	1,195
Research and development	868	810
General and administrative	2,849	2,078
Depreciation	119	115
Amortization of intangible assets	952	128

Total operating expenses	5,726	4,326

Loss from operations	(3,881)	(1,982)

Other income (expense):
Interest and other income	39	51
Interest expense	(208)	(204)
Change in fair value of warrants to purchase common stock	4,055	157

Other income (expense):	3,886	4

Income (loss) before provision for income taxes	5	(1,978)
Provision for income taxes	12	12

Net loss	$(7)	$(1,990)

Basic and diluted net loss per common share:
Net loss per common share	$(0.00)	$(0.03)

Weighted average number of shares outstanding—basic and diluted	99,079	67,670

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7)	$(1,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	372	338
Depreciation and amortization	1,161	297
Provision for bad debt	26	(7)
Changes in fair values of warrants to purchase common stock	(4,055)	(157)
Amortization of debt discount and issuance costs	150	146
Changes in operating assets and liabilities
Accounts receivable	737	524
Prepaid expenses	(20)	(4)
Accounts payable	(2,668)	(270)
Accrued expenses	35	(40)
Deferred revenues	235	(9)

Net cash used in operating activities	(4,034)	(1,172)
Cash flows from investing activities:
Purchases of marketable securities	(2)	(931)
Increase in restricted cash	(3)	(2)
Purchases of property and equipment	(887)	(37)
Purchases of patents and trademarks	16	(1)

Net cash used in investing activities	(876)	(971)
Cash flows from financing activities:
Repayment of Subordinate Notes	—	(165)
Repayment of Unicast Debt	(97)	(97)
Proceeds from exercise of stock options	21	—

Net cash (used in) provided by financing activities	(76)	(262)
Effect of exchange rates on cash	8
Net decrease in cash and cash equivalents	(4,978)	(2,405)
Cash and cash equivalents at beginning of year	6,929	4,154

Cash and cash equivalents at end of year	$1,951	$1,749

Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$12	$12
Cash paid during the period for interest	58	21
Unrealized (loss) on marketable securities	(17)	(10)

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

On December 13, 2007, Viewpoint Corporation filed an amendment to its Certificate of Incorporation in order to change the name of the Company from “Viewpoint Corporation” to “Enliven Marketing Technologies Corporation.” The name change was effective on January 1, 2008 and was approved by the Board of Directors of the Company on October 31, 2007 and the stockholders of the Company at the annual meeting held on December 6, 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) for the interim periods.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Enliven’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or other future periods.

The year-end consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Liquidity

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of March 31, 2008, the Company had cash and cash equivalents and marketable securities of $2.2 million and accumulated deficit of $299 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has financed its operations, primarily from the issuance of debt and equity securities. Excluding the negative effect of the possible delisting of the Company’s common stock, Management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations beyond March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict management’s ability to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As discussed in more detail in Note 5, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impact the following transactions or account balances: stock compensation, revenue, receivables, liabilities, warrants, goodwill, and intangibles and fixed assets. In addition, the Company currently estimates that it will have adequate liquidity to fund operations beyond one year from March 31, 2008. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares outstanding and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Diluted loss per common share for March 31, 2008 and 2007 excludes approximately 18.6 million and 10.6 million, respectively, of common shares related to stock options and warrants because they do not have a dilutive effect.

Comprehensive Income (Loss)

For all periods presented, the difference between net loss and comprehensive net loss was not material.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value,

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

The Company is currently reviewing the impact, if any, upon the full adoption of FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective in the first quarter of fiscal 2008. The Company elected not to adopt the provision of SFAS 159 in the first quarter of fiscal 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact the Company’s accounting treatment for future business combinations.

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

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on the consolidated financial statements.

2. Acquisitions

Springbox Ltd.

On October 18, 2007, the Company entered into a purchase agreement to acquire all of the outstanding partnership interests of Springbox, an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The acquisition of Springbox provides the Company with the ability to enhance the Company’s web based product offerings in order to meet the demand for creative digital and Internet solutions. In addition, Springbox provides content management technology that the Company will leverage across the Unicast ad platform providing customers with the ability to create integrated offerings that combine digital marketing with premium rich media ad content and delivery capabilities. The transaction closed on October 31, 2007, and the Company assumed ownership of Springbox as a wholly owned subsidiary at that date.

The results of operations of Springbox for the period ended March 31, 2008 were included in the accompanying consolidated statements of operations.

The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Springbox occurred at the beginning of the period presented. Unaudited pro forma financial information for the period ended March 31, 2008 has been intentionally omitted as the Company’s reported operating results for that period include the operating results of Springbox for the full period.

This unaudited pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

Quarter Ended March 31, 2007 (unaudited)
Revenue	4,166
Net loss	(2,453)
Basic and diluted net loss per common share	(0.04)

3. Goodwill and Intangible Assets

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

A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the quarter ended March 31, 2008 by aggregated segment are as follows (in thousands):

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total	Total
Balance as of December 31, 2007	10,206	2,080	2,817	15,103	9,553
Amortization and other reduction	—	—	—	—	(968)

Balance as of March 31, 2008	10,206	2,080	2,817	15,103	8,585

As of March 31, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	Useful Life	At March 31, 2008			At December 31, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unicast Communications Corp
Website Partner-Relationships	10	3,772	(1,246)	2,526	3,772	(1,152)	2,620
Acquired Technology	3	410	(410)	—	410	(410)	—
Patents and Trademarks	5	326	(218)	108	326	(203)	123
Makos							—
Customer Relationships	2	200	(92)	108	200	(67)	133
Tradenames & URL’s	3	50	(15)	35	50	(11)	39
Non-compete agreements	1	500	(458)	42	500	(333)	167
Springbox							—
Non-compete and Employment Agreements	2	4,972	(956)	4,016	4,972	(400)	4,572
Trade Name Asset	6	500	(35)	465	500	(8)	492
Customer Relationships	3	1,045	(145)	900	1,045	(59)	986
Other							—
Fotomat	3	134	(63)	71	134	(52)	82
Patents and Trademarks	Various	519	(205)	314	535	(196)	339

Total Intangible Assets		12,428	(3,843)	8,585	12,444	(2,891)	9,553

Amortization expense for the three months ended March 31, 2008 and 2007 was $1.0 million and $0.1 million respectively. Amortization expense is estimated to be $2.8 million for the remainder of 2008, $3.2 million for 2009, $0.9 million for 2010, $0.5 million for 2011, $0.5 million for 2012 and $0.8 million thereafter.

4. Long-Term Debt

Subordinated Notes

In March 2007, the Company and the subordinated note holder amended the 4.95% subordinated note to extend the maturity date from March 31, 2008 to September 30, 2009 and waived the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Enliven of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principal of the note increasing the face value of the subordinated note to $3.4 million.

On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on the NASDAQ Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted at the end of March 2009. On April 13, 2008 the Company received written notification from the NASDAQ Listing Qualifications Department notifying

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

management that, for the last 30 consecutive business days, the bid price of the Company’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). The Company, in accordance with NASDAQ Marketplace Rule 4310(c)(8)(D), was provided an initial 180 calendar days, or until September 29, 2008, to regain compliance. To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days at any time before September 29, 2008. The Company will automatically be granted an additional 180 days from September 29, 2008 to regain compliance with the continued listing requirements before delisting the Company’s common stock if the Company meets all other NASDAQ Marketplace Rules listing requirements (collectively “Rules”). Management currently estimates that the Company currently meets such Rules and will continue to meet these Rules for the foreseeable future.

If the Company’s common stock is delisted from NASDAQ, the market liquidity of the Company’s common stock will be significantly limited, which would reduce stockholders’ ability to sell Company securities in the secondary market. Additionally, any such delisting would harm the Company’s ability to raise capital through alternative financing sources on acceptable terms, if at all, and may result in the loss of confidence in the Company’s financial stability by suppliers, customers and employees. The Company cannot give any assurance that the Company will be able to maintain compliance with the $1.00 per-share minimum price requirement for continued listing on NASDAQ or that its stock will not be delisted by NASDAQ.

As noted above, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted at any time after December 31, 2008, the face value of the note, $3.4 million, becomes due immediately.

The Company’s total carrying value of long-term debt at March 31, 2008 and December 31, 2007 is as follows (amounts in thousands):

	March 31	December 31
	2008	2007
Subordinated notes	$2,706	$2,616
Unicast notes	1,733	1,170
Line of Credit	99	99

Total long-term debt	4,538	4,485
Less current portion	488	488

Long-term debt, net of current portion	$4,050	$3,997

The reconciliation of the carrying value to the face value of each note as of March 31, 2008, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Line of Credit	Total
Book Value	2,706	1,733	99	4,538
Discount on long-term debt	644	207		851

Face value of the long-term debt	3,350	1,940	99	5,389

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The maturity schedule for the Company’s debt subsequent to March 31, 2008 is as follows (amounts in thousands):

Maturity
Nine months ending December 31, 2008.	$391

2009	3,739
2010	259
2011	1,000

$5,389

5. Stock-based Compensation

The assumptions used to value option grants for the quarters ended March 31, 2008 and March 31, 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.52%	4.58%
Dividend yield	—	—
Volatility factor	1.35	1.39
Weighted average expected life in years	3.9	3.9

As of March 31, 2008, there was $2.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Enliven employees.

6. Segment Information and Enterprise-Wide Disclosures

The Company operates in three separate segments: technology, advertising systems and services. The following tables present selected operating results and asset financial information by segment,

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Advertising systems	$1,377	$1,110

Technology:
Licenses	—	6
Search	958	1,485

Total technology revenue:	958	1,491

Services	2,069	719

Total revenues	4,404	3,320

Cost of Revenues:
Advertising systems	730	452
Technology:
License	—	—
Search	28	43

Total technology cost of revenues	28	43
Services	1,801	481

Total cost of revenues	2,559	976

Gross profit	$1,845	$2,344

Advertising systems	$647	$658
Technology:
Licenses	—	6
Search	930	1,442

Total technology gross profit	930	1,448
Services	268	238

Total gross profit	$1,845	$2,344

Gross profit margin
Advertising systems	47%	59%
Technology:
Licenses	n/a	100
Search	97	97
Total technology gross profit margin	97	97
Services	13	33

Total gross profit	42%	71%

	March 31, 2008	December 31, 2007
	(In thousands)
Total assets:
Technology	$13,064	$12,437
Advertising Systems	8,814	10,500
Services	11,633	11,606
Corporate(*)	2,667	7,658

Total assets:	$36,178	$42,201

*	Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

7. Commitments & Contingencies

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

8. Subsequent events

On May 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DG FastChannel, Inc. (“DGFC”) and DG Acquisition Corp. VI., a wholly-owned subsidiary of DGFC. Under the terms of the Merger Agreement, which was approved by the respective boards of directors of each of the Company and DGFC, DG Acquisition Corp. VI. will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of DGFC, and each outstanding share of the Company’s common stock, other than shares held by DGFC and its subsidiaries, will be cancelled and converted into the right to receive .051 of a share of common stock, par value $0.001 per share, of DGFC.

The consummation of the Merger is subject to certain conditions, including the approval of the Company’s stockholders and DGFC’s stockholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of any changes or events arising since the date of the Merger Agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company or DGFC; the effectiveness of a registration statement relating to the shares of DGFC’s common stock to be issued in the Merger; and other customary conditions. DGFC has agreed to vote the shares of Company common stock that it holds in favor of the Merger at the Company’s stockholders’ meeting and Chief Executive Officer of DGFC has agreed to vote the shares of DGFC common stock that he beneficially owns in favor of the issuance of shares of DGFC’s common stock in connection with the Merger at DGFC’s stockholders’ meeting.

The parties have made customary representations and warranties and covenants in the Merger Agreement, including among other things (1) to conduct their respective businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger, (2) to cause a meeting of their respective stockholders to be held, in the case of the Company’s stockholders, to adopt the Merger Agreement and in the case of DGFC’s stockholders, to approve the issuance of shares of DGFC’s common stock in connection with the Merger, (3) for DGFC’s board of directors to recommend that its stockholders approve the issuance of shares of DGFC’s common stock in the Merger, (4) subject to certain exceptions which permit the Company’s board of directors to withdraw its recommendation in order to comply with its fiduciary obligations, for the Company’s board of directors to recommend that the Company’s stockholders adopt the Merger Agreement, and (5) for the Company not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions which permit the Company’s board of directors to discuss certain unsolicited proposals for alternative business combination transactions received from third parties in order to comply with its fiduciary obligations, enter into discussions concerning or provide information in connection with alternative business combinations.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In accordance with the Merger Agreement, upon consummation of the Merger, DGFC’s board of directors will be increased from seven to nine members, to include two persons who are currently directors of the Company for terms ending at the 2010 annual meeting of stockholders of DGFC.

Under the Merger Agreement, each of DGFC and the Company has certain rights to terminate the Merger Agreement and the Merger. The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors reasonably determines that it has received an unsolicited “Superior Proposal,” as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In the event of such termination, the Company must pay a fee of $3,270,465 to DGFC (the “Termination Fee”). In addition, if the Merger Agreement is terminated under certain circumstances, and within 12 months after the date of such termination the Company enters into a definitive agreement providing for, or consummates, the acquisition of the Company, the Company will be obligated to pay DGFC the Termination Fee. If either the Company or DGFC terminates the Merger Agreement under certain circumstances, the other party must pay the terminating party an amount equal to the reasonable out-of-pocket expenses incurred by the terminating party in connection with the transactions contemplated by the Merger Agreement, up to $300,000.

On May 7, 2008, prior to entering into the Merger Agreement, the Company adopted an amendment (the “Rights Agreement Amendment”) to its Amended and Restated Preferred Shares Rights Agreement, dated as of June 24, 1999, between the Company and the Rights Agent named therein, as amended to date (the “Rights Agreement”), to provide, among other things, that (1) neither Parent, Merger Sub nor any subsidiary of Parent shall be deemed to be a “Beneficial Owner” of, or to “beneficially own” (as such terms are defined in the Rights Agreement), any common stock of the Company solely by virtue of the approval, execution or delivery of the Merger Agreement, and no “Shares Acquisition Date” or “Distribution Date” or “Triggering Event” (as such terms are defined in the Rights Agreement) will occur as a result of the execution of the Merger Agreement or the consummation of the transactions contemplated thereby, including the Merger, (2) the Rights Agreement will terminate and the Company Rights (as such term is defined in the Rights Agreement) will expire immediately prior to the effective time of the Merger and (3) the “Final Expiration Date” (as such term is defined in the Rights Agreement) will be extended until the Outside Date (as such term is defined in the Merger Agreement).

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the results implied by the forward looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results of Operations.” You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including any future reports to be filed in 2008 and our Annual Report on Form 10-K for 2007. When used in this report, the words “will,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward looking statements or reflect events or circumstances after the date of this document.

Overview

Overview

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of March 31, 2008, the Company had cash and cash equivalents and marketable securities of $2.2 million and accumulated deficit of $299 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has financed its operations primarily from the issuance of debt and equity securities. Excluding the negative effect of the possible delisting of the Company’s common stock, management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations beyond March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operating the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

As discussed in more detail in Note 4, to the financial statements included herein, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note.

Enliven Marketing Technologies Corporation is a leading Internet Marketing Technology Company that focuses on using its technology to help companies effectively market their products and services on the Internet. Enliven provides a full suite of digital products, services and consulting through a combination of proprietary visualization technology, and a Premium Rich Media advertising platform for the creation, delivery and reporting of online content. Enliven employs this technology to build powerful customer-facing marketing tools that enable companies to showcase products on the Web in an interactive, engaging way. Enliven’s family of brands include Unicast, the Internet Marketing and Advertising Technology Group, and Springbox, the Creative Digital Marketing Solutions Group.

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

In October 2007 Enliven acquired Springbox, an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions, and merged the company with our Studio division, which provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the Unicast Advertising Platform and with our Premium Rich Media ad delivery capabilities. This combined offering is the next step in the evolution of our business, and will better position us to take advantage of the tremendous market opportunity for integrated online marketing solutions.

In March 2004, Enliven entered the internet search business by launching a toolbar search product which the Company calls the “Viewpoint Toolbar”. The Viewpoint Toolbar attaches to the Internet Explorer browser, enabling web surfers to conduct internet searches without leaving the web page they are viewing. When a user enters a term or phrase in the search field of the Viewpoint Toolbar, search results appear not only as text links listed on a search results page but also as thumbnail icons of the web pages themselves in a “tray” that descends from the Viewpoint Toolbar. Additionally, if a user visits certain internet search engine sites the Viewpoint Toolbar will simultaneously receive a user’s search request and provide the user comparative thumbnail search results in the Viewpoint Toolbar search results tray.

The Company executed a search advertising agreement with Yahoo! in 2004, which was amended in 2006 and again in 2008. The agreement provides that Yahoo! is the exclusive provider of search results for the Viewpoint Toolbar through March 2010. Yahoo! pays a variable fee per month for access to the Company’s distribution and exclusive rights to display search results through the Viewpoint Toolbar. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results

Enliven has a limited operating history upon which an evaluation of the Company and its prospects can be based. Enliven has had significant quarterly and annual operating losses since its inception. Enliven’s prospects must be considered in light of the risks and difficulties frequently encountered by early stage technology companies. There can be no assurance that Enliven will achieve or sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended March 31, 2008 and 2007, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Statements of Operations Data
Revenues:
Advertising systems	31%	33%
Search	22	45
Services	47	22
Licenses	—	—

Total revenues	100	100

Cost of revenues:
Advertising systems	16	14
Search	1	1
Services	41	14
Licenses	—	—

Total cost of revenues	58	29

Gross profit	42	71
Operating expenses:
Sales and marketing	21	36
Research and development	20	24
General and administrative	64	63
Depreciation	3	4
Amortization of intangible assets	22	4

Total operating expenses	130	131
Loss from operations	(88)	(60)
Other income (expense):
Interest and other income, net	1	2
Interest expense	(5)	(6)
Change in fair value of warrants to purchase common stock	92	5

Other income (expense)	88	1
Loss before provision for income taxes	—	(59)

Provision for income taxes	—	—

Net loss	—%	(59)%

Critical Accounting Policies and Estimates

Enliven’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances though actual results may differ from these estimates under different assumptions or conditions. For a complete description of the Company’s critical accounting policies and estimates refer to the Company’s 2007 Form 10-K and amendments.

Financial Performance Summary

Enliven reported total revenue of $4.4 million for the first quarter 2008 compared to $3.3 million for the first quarter 2007. The growth in revenues was attributable to increased revenues in the Services segment of $1.4 million driven primarily by the Springbox acquisition, and increased revenues in the Ad

Systems segment of $0.3 million, driven by an increase in ad delivery volume. This growth was partially offset by a decline in Search revenues of $0.5 million, driven by a decline in bidded clicks. Gross profit decreased $0.5 million due to the decline in the Search revenue business. Operating loss for the first quarter of 2008 was $3.9 million compared to $2.0 million in the first quarter of 2007. This decline was driven by an increase in G&A expenses associated with the acquisitions in 2007, including an increase in amortization related to intangible assets acquired in the transaction, increased headcount, and an increase in professional fees associated with the closing of the transaction. The Company also recognized a gain on the change in value of the warrants to purchase common stock of $4.1 million. Net loss for the first quarter 2008 was near breakeven, due primarily to the gain related to the warrants, compared to a net loss of $2.0 million, or $0.03 per share, in the first quarter of 2007.

	Three Months Ended March 31,		% Change
	2008	2007
Advertising systems	$1,377	$1,110	24%
Search	958	1,485	(35)%
Services	2,069	719	188%
Licenses	—	6	(100)%

Total revenues	$4,404	$3,320	33%

Enliven offers an online advertising campaign management and deployment product. In July 2005, the Company deployed a new product, incorporating the Enliven Creative Innovator product and Unicast’s UCP ad delivery system into one system. This system, known as the “Unicast Ad Platform” (“UAP”), permits publishers, advertisers, and their agencies to manage the process of deploying online advertising campaigns. The Company charges customers on a cost per thousand (“CPM”) impression basis, and recognizes revenue when the impressions are served, so long as all other revenue recognition criteria are satisfied. The Company also provides another advertising services product whereby the Company purchases media space from website publishers and resells that space to advertisers. The Company acts as a principal party in the transaction, assumes the title to the media space purchased, and assumes the risks of collection and therefore recognizes the entire amount billed to the customer as revenue and the cost of the media space as cost of sales.

Additionally in March 2004 Enliven entered the internet search business by launching the Viewpoint Toolbar on a test basis. In April 2004, the Company ended the test phase and began delivering the Viewpoint Toolbar. Search revenue is generated when a customer uses the Viewpoint Toolbar to search the internet and clicks on a sponsored advertisement included in the search results. The Viewpoint Toolbar’s search results are provided by Yahoo!, which collects a fee from the advertiser and remits a percentage of the fee to Enliven. Revenue generated is a function of the number of Viewpoint Toolbars performing searches, the number of searches that are sponsored by advertisers, the number of advertisements that are clicked on by Viewpoint Toolbar searchers, the rate advertisers pay for those advertisements, and the percentage retained by Yahoo! for providing the results.

Enliven has a creative services group that builds content in the Enliven format for customers. Enliven charges customers fees for these services based on the estimated time and materials to complete a creative project including an acceptable profit margin. Revenue is recognized on a proportional performance basis if all other revenue recognition criteria are satisfied. For contracts that contain acceptance criteria the company defers the revenue and the cost until the job is accepted by the customer.

The Company recognized $1.4 million in advertising systems revenue during the three months ended March 31, 2008 compared to $1.1 million for the same period in 2007. This revenue was generated by delivering advertising impressions to websites in several different formats including video. The increase in revenue is primarily driven by increased volumes delivered during the quarter.

Search revenues were $1.0 million for the three months ended March 31, 2008 compared to $1.5 million in the three months ended March 31, 2007. Search revenues are generated when users of the

Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, which remits a percentage of the fee to Enliven. The Company had installed 30.1 million toolbars through December 31, 2007 and 30.4 million through March 31, 2008. Internet users can uninstall the Viewpoint Toolbar, and through March 31, 2008, 16.2 million users who had accepted the installation of the Toolbar had later uninstalled it. The Company experienced a decrease in installations in Q1 2008. If the Company is unable to increase installation, search revenue will continue to decline throughout 2008.

Service revenues were $2.1 million for the three months ended March 31, 2008 compared to $0.7 million for the same period in 2007. This increase was primarily driven by the Springbox acquisition. The Company expects that the Services segment will deliver this level of revenue or higher through the rest of 2008.

The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will be insignificant in 2008.

Cost of revenues

	Three Months Ended March 31,		% Change
	2008	2007
Cost of Revenues:
Advertising Systems	$730	$452	62%
Percentage of Advertising Systems Revenues	53%	41%
Search	$28	$43	(35)%
Percentage of Search Revenues	3%	3%
Services	$1,801	$481	274%
Percentage of Services Revenues	87%	67%
Licenses	$—	$—	N/A
Percentage of Licenses Revenues	—%	—%

Cost of revenues from advertising systems was $0.7 million for the three months ended March 31, 2008 compared to $0.5 million for the same period last year. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company’s marketer direct channel jobs in the first quarter of 2008 were less profitable then the marketer direct jobs entered into in the first quarter of 2007. Going forward, the Company intends to focus on the more profitable agency and publisher channels of the business.

The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results has been minimal, and the Company believes that these costs will stay consistent with prior periods.

Cost of revenues for Services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services was $1.8 million for the three months ended March 31, 2008 as compared to a total cost of $0.5 million over the same period last year. The increase in cost of revenues for services is attributable to the Springbox acquisition. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2008 as the Company continues to integrate Springbox operations with the legacy Services business.

Sales and marketing

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Sales and Marketing	$938	$1,195	(22)%
Percentage of total revenues	21%	36%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

Sales and marketing expenses of $0.9 million for the three months ended March 31, 2008 decreased from $1.2 million during the same period last year. The decrease was principally due to a reduction in sales and marketing salaries as a result of attrition in both areas. In addition, commission payments were reduced as the Company no longer pays commissions for Services revenue.

Research and development

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Research and development	$868	$810	7%
Percentage of total revenues	20%	24%

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

The Company’s research and development efforts are primarily directed at creating new technology in an effort to improve the overall quality of Enliven’s products: the Viewpoint Media Player and Enliven Software, its proprietary software tools for creating digital content; advertising systems products; and the Viewpoint Toolbar.

Research and development expenses increased by less than $0.1 million for the three months ended March 31, 2008 compared to the same period last year. This was driven by a very small increase in headcount during the quarter.

General and administrative

	March 31,		% Change
	2008	2007
	(dollars in thousands)
General and Administrative	$2,849	$2,078	37%
Percentage of total revenues	64%	63%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, and insurance expense.

General and administrative expenses increased by $0.8 million, or 37%, for the quarter ended March 31, 2008 compared to the same period last year. The increase in general and administrative expenses was due primarily to increases in general and administrative headcount, and increases in audit fees in association with the acquisitions performed in 2007.

Depreciation expense

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Depreciation	$119	$115	3%
Percentage of total revenues	3%	4%

Depreciation expense was flat for the three months ended March 31, 2008, compared to the same period last year.

Amortization of intangible assets

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Amortization of intangible assets	$952	$128	644%
Percentage of total revenues	22%	4%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast, Makos and Springbox acquisitions. Intangible assets, excluding goodwill, determined to have been acquired included trademarks, employee contracts and website partner relationships. Enliven will be amortizing these intangible assets over an effective 7.5 year life principally due to the longer life estimated for the more valuable website partner relationships. In the quarter ending March 31, 2008, total amortization was $1.0 million, an increase of $0.8 million, driven primarily by the intangible assets acquired in the Springbox acquisition which amounted to $6.5 million.

Interest and other income, net

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Interest and other income, net	$39	$51	(24)%
Percentage of total revenues	1%	2%

Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other income, net, decreased 24% for the three months ended March 31, 2008 compared to the same period last year due to a decrease in average cash, cash equivalents, and marketable securities balances.

Interest expense

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Interest expense	$(208)	$(204)	(2)%
Percentage of total revenues	(5)%	(6)%

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. Interest expenses are essentially unchanged form the prior year.

Changes in fair value of warrants to purchase common stock

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Changes in fair value of warrants to purchase common stock	$4,055	$157	2,483%
Percentage of total revenues	92%	5%

Based on the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and SFAS No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” the Company records gains and losses based upon changes in the Company’s common stock value and the number of common stock equivalents that the associated financial instruments may be settled in.

For the three months ended March 31, 2008, the Company recorded income based on the change in the fair value of the original warrants of $4.1 million related to a decrease in the Company’s stock price. For the three months ended March 31, 2007, the Company recorded income of $0.2 million based on the change in the fair values of the warrants related to a decrease in the Company’s stock price.

Provision for income taxes

	March 31,		% Change
	2008	2007
	(dollars in thousands)
Provision for income taxes	$12	$12	—%
Percentage of total revenues	0%	—%

Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including:

•

We have limited capital resources as well as recurring operating losses and negative cash flows that are expected to continue for the foreseeable future. These conditions combined with the possibility of the accelerated payment of a $3.4 million subordinated note in the event our common stock is delisted raises substantial doubt about our ability to continue as a going concern.

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	Our stock may be de-listed from NASDAQ, which may adversely affect our ability to raise capital and stockholders’ ability to sell their shares

•	If our common stock were to be de-listed from NASDAQ we would be in default of certain loan covenants which could require the accelerated payment of our $3.4 million subordinated note.

•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.

•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! expires in March 2010.

•	Our software products may be wrongly labeled as spyware which might lead to its uninstallation causing a decrease in our revenues.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be impacted by seasonal fluctuations and decreases or delays in advertising spending due to general economic conditions.

•	Providing full-service ad media management requires us to take on inventory risk, and could have a material impact on the company’s working capital.

•	We may acquire additional companies or enter into other business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•	We plan to expand operations in international markets in which we have limited experience, which could harm our business, operating results and financial condition.

•

We may need to develop new products or other untested methods of increasing sales with our existing products or distribution network to generate sales and if we are unsuccessful the growth of our business may cease or decline.

•	We will need to keep pace with rapid technological change in the internet search and advertising industries.

•	Consolidation in the industries in which we operate could lead to increased competition and loss of customers.

•	Our ad campaign management and deployment solution may not be successful and may cause business disruption.

•	We might experience significant defects in our products.

•	Our technical systems are vulnerable to interruption and damage.

•	Our management team has only recently started working together.

•	We depend on key personnel, the loss of which could harm our business.

•	We may have to obtain financing on less favorable terms, which could dilute current stockholders’ ownership interests in the company.

•	Our stock price is volatile, which could subject us to class action litigation.

•	Our charter documents could make it more difficult for an unsolicited third party to acquire us.

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

Risks Related to the Merger with DG FastChannel, Inc.

As discussed in more detail in Item 8, we have entered into a merger agreement with DG FastChannel, Inc. and its wholly owned subsidiary, pursuant to which, if closing occurs, each outstanding share of our common stock, other than shares held by DFGC and its subsidiaries, will be cancelled and converted into he right to receive .051 shares of DGFC common stock. We have incurred, and will continue to incur, substantial legal, financial advisory and other expenses associated with the merger, even if it does not close. We are also subject to restrictions on our capital expenditures, issuance of equity securities, debt, capital leasing and many other aspects of our business pending closing of the merger. In addition, because of these contractual restrictions or for other reasons, we may defer certain business initiatives, network upgrades, other capital expenditures or other activities on account of the anticipated merger. If the merger does not close, our operations, financial condition and other aspects of our business will have been harmed on account of steps taken, or deferred, in anticipation of the merger.

Additional merger-related risk factors include, among others, the following:

•	The failure to obtain approval of our stockholders and DGFC’s stockholders or the merger may not close for other reasons;

•	We may not be able to obtain governmental approvals of the proposed merger with DG FastChannel, Inc. on the proposed terms and schedule;

•

An event, change or circumstance may occur that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee to DG FastChannel, Inc.

•	We may incur significant amounts of costs, fees, expenses and charges related to the merger;

•	If the merger does not close in a timely manner or at all, it may affect our business and the price of our common stock;

•	We may be subject to claims or litigation related to or in connection with entering into the merger agreement or the merger.

•

Under the merger agreement, we are subject to various restrictions on the conduct of our business. These restrictions include substantial limitations on unbudgeted capital expenditures, issuance of equity securities, debt, capital leases, transactions with affiliates and other material transactions. These restrictions may delay or prevent us from undertaking business opportunities that may arise or preclude actions that would be advisable if we were to remain an independent company, which may slow or harm the growth of our business.

•	Disruption from the merger may make it more difficult to maintain relationships with customers, employees, or suppliers;

•

Until the merger agreement is closed or terminated, the market price of our common stock will be determined l argely by the market price of DGFC’s common stock and its business prospects. Since the announcement of the execution of the merger agreement, the market price of the Company’s common stock has tracked the market price of DGFC’s common stock at approximately the conversion ratio, less a discount reflecting the risk that the merger will not close. As a result, the market price of our common stock is subject to risks associated with DGFC’s business, as well as risks associated with the business of the Company. Therefore, you are advised to refer to the risk factors set forth in DGFC’s most recent Annual Report on Form 10-K and Quarterly Report on Form 10- Q.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on there levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition.

The Company is currently reviewing the impact if any, upon the full adoption of FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective in the first quarter of fiscal 2008. The Company elected not to adopt the provision of SFAS 159 in the first quarter of fiscal 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any noncontrolling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact the Company’s accounting treatment for future business combinations.

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

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company has incurred, since its inception, net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of March 31, 2008, the Company had cash and cash equivalents and marketable securities of $2.2 million and accumulated deficit of $299 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically, the Company has financed its operations primarily from the issuance of debt and equity securities. Excluding the negative affect of the possible delisting of the Company’s common stock, management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations beyond March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operating the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

As discussed in more detail in Note 4, to the financial statements included herein the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note.

Cash, cash equivalents, and marketable securities totaled $2.2 million at March 31, 2008, down from $7.2 million at December 31, 2007.

	March 31,
	2008	2007
	(dollars in millions)
Cash (used in) operating activities	(4.0)	(1.2)
Cash (used in) investing activities	(0.9)	(1.0)
Cash (used in) provided by financing activities	(0.1)	(0.3)

Operating activities

In the three months ended March 31, 2008, cash used in operating activities was $4.0 million, as compared to $1.2 million used during the three months ended March 31, 2007. The increase in the use of cash is primarily due to the Company paying down $2.6 million in payables in the first quarter as compared to $0.5 million in the three months ended March 31, 2007. The Company’s working capital for first quarter of 2008 was $5.5 million as compared to $8.6 million in the three months ended March 31, 2007.

Investing activities

In the three months ended March 31, 2008, cash used in investing activities was $0.9 million, primarily as a result leasehold improvements to offices in New York and Los Angeles.

In the three months ended March 31, 2007, cash used in investing activities was $1.0 million, primarily as a result of net purchases of marketable securities of $0.9 million.

Financing activities

In the three months ended March 31, 2008, net cash used by financing activities was less than $0.1 million, resulting from the repayment of Unicast debt.

In the three months ended March 31, 2007, net cash used by financing activities was $0.3 million, resulting from the $0.2 million charge related to the troubled debt restructuring that was recorded as a reduction in debt proceeds and the repayment of Unicast debt.

As of March 31, 2008, the Company had cash commitments totaling approximately $12.1 million through 2011, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
	(dollars in thousands)
Long-Term Debt Obligations	$3,350		3,350
Operating Lease Obligations	5,990	959	1,582	1,131	2,318
Short-term obligations	99	99
Interest Payments on Long-Term Debt Obligations	379	151	160	68
Unicast Debt Obligations	1940	292	648	1,000
Purchase Obligations	279	279

Total	$12,037	1,780	5,740	2,199	$2,318

On May 8, 2008, the Company announced that it had entered into a definitive agreement to merge with DG FastChannel, Inc. in a stock-for-stock transaction. Pursuant to the terms of the merger agreement, the Company will merge into DG FastChannel. In the merger, each outstanding share of the Company’s common stock will be converted into 0.051 shares of DG FastChannel common stock. DG FastChannel will issue approximately 4.5 million shares of DG FastChannel common stock (exclusive of shares already owned by DG FastChannel). Upon the consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with current DG FastChannel shareholders owning approximately 80.0%, and current Enliven shareholders owning approximately 20.0% of the combined enterprise. DG FastChannel will assume all of the Company’s outstanding debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to concentration of credit risk and interest rate risk related to cash, cash equivalents and marketable securities. Credit risk is managed by limiting the amount of securities placed with any one issuer, investing in high-quality marketable securities and securities of the U.S. government and limiting the average maturity of the overall portfolio. The Company’s portfolio, which is classified as available-for-sale, is subject to the risk of market interest rate fluctuations, and all of the Company’s securities are subject to risks associated with the ability of the issuers to perform their obligations under the instruments. The Company may suffer losses in principal if forced to sell securities, which have declined in market value due to changes in interest rates.

Item 4. Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our chief executive officer and our chief financial officer, as of March 31, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) under the

Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the first quarter of our fiscal year 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

29

PART II—OTHER INFORMATION

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

ENLIVEN CORPORATION
Dated: May 12, 2008	By:	/s/ PATRICK VOGT Patrick Vogt President and Chief Executive Officer
Dated: May 12, 2008	By:	/s/ CHRISTOPHER C. DUIGNAN Christopher C. Duignan Chief Financial Officer