Form 10-Q
period 2008-06-30
ENLIVEN MARKETING TECHNOLOGIES CORP
filed 2008-08-11
CIK 919794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “Large Accelerated filer,” “Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2008, 99,092,000 shares of $0.001 par value common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,351	$6,929
Marketable securities	293	311
Accounts receivable, net of reserve of $225 and $202, respectively	5,872	7,701
Prepaid expenses and other current assets	431	723

Total current assets	7,947	15,664
Restricted cash	422	417
Property and equipment, net	2,392	1,403
Goodwill	15,103	15,103
Intangible assets, net	7,735	9,553
Other assets	99	61

Total assets	$33,698	$42,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701	$4,712
Accrued expenses	453	345
Deferred revenues	273	234
Current portion of notes payable	389	488
Current portion of warrants	92	469
Accrued incentive compensation	545	545
Current liabilities related to discontinued operations	231	231

Total current liabilities	4,684	7,024
Deferred rent	150	271
Warrants to purchase common stock	4,999	8,464
Subordinated notes-related party	2,801	2,616
Unicast notes	1,307	1,381
Springbox accrual	2,966	2,818

Total liabilities	16,907	22,574

Commitments and Contingencies (note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000 shares authorized—no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 150,000 shares authorized—99,252 shares issued and 99,092 shares outstanding at June 30, 2008, and 99,216 shares issued and 99,056 shares outstanding at December 31, 2007	99	99
Paid-in capital	320,385	319,644
Treasury stock at cost; 160 at June 30, 2008 and December 31, 2007	(1,015)	(1,015)
Accumulated other comprehensive income	5	9
Accumulated deficit	(302,683)	(299,110)

Total stockholders’ equity	16,791	19,627

Total liabilities and stockholders’ equity	$33,698	$42,201

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Advertising systems	$1,628	$1,426	$3,005	$2,536
Search	729	1,726	1,687	3,211
Services	3,262	680	5,331	1,399
Licenses	1	5	1	11

Total revenues	5,620	3,837	10,024	7,157

Cost of Revenues:
Advertising systems	719	913	1,449	1,365
Search	25	28	53	71
Services	1,992	509	3,793	990

Total cost of revenues	2,736	1,450	5,295	2,426

Gross profit	2,884	2,387	4,729	4,731

Operating expenses:
Sales and marketing	894	1,322	1,832	2,517
Research and development	809	804	1,677	1,614
General and administrative	3,340	2,507	6,189	4,585
Depreciation	117	113	236	228
Amortization of intangible assets	881	230	1,833	358

Total operating expenses	6,041	4,976	11,767	9,302

Loss from operations	(3,157)	(2,589)	(7,038)	(4,571)

Other income (expense):
Interest and other income	12	61	51	112
Interest expense	(208)	(200)	(416)	(404)
Change in fair value of warrants to purchase common stock	(213)	(2,418)	3,842	(2,261)

Other income (expense):	(409)	(2,557)	3,477	(2,553)

Loss before provision for income taxes	(3,566)	(5,146)	(3,561)	(7,124)
Provision for income taxes	—	16	12	28

Net loss	$(3,566)	$(5,162)	$(3,573)	$(7,152)

Basic and diluted net loss per common share:
Net loss per common share	$(0.04)	$(0.07)	$(0.04)	$(0.10)

Weighted average number of shares outstanding—basic and diluted	99,088	76,577	99,084	72,148

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,573)	$(7,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation charges	715	981
Depreciation and amortization	2,256	695
Income on investments	1	—
Provision for bad debt	37	11
Changes in fair values of warrants to purchase common stock	(3,842)	2,261
Amortization of debt discount and issuance costs	305	280
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	1,792	(203)
Prepaid expenses and other assets	254	(56)
Accounts payable	(2,011)	(6)
Accrued expenses	(45)	(4)
Springbox accrual	148	0
Deferred revenues	39	31

Net cash used in operating activities	(3,924)	(3,162)

Cash flows from investing activities:
Poceeds from sales and maturities of marketable securities	—	970
Purchases of marketable securities	—	(1,173)
Increase in restricted cash	(5)	(4)
Purchases of property and equipment	(1,412)	(152)
Acquisition of Makos, net of cash acquired	—	(384)
Purchases of patents and trademarks	(15)	(61)

Net cash used in investing activities	(1,432)	(804)

Cash flows from financing activities:
Payment of Makos debt	(99)	(142)
Repayment of Subordinate Notes	—	(165)
Repayment of Unicast Debt	(162)	(194)
Proceeds from issuance of common stock and warrants net of issuance costs	—	4,974
Proceeds from exercise of stock options	26	740

Net cash (used in) provided by financing activities	(235)	5,213

Effect of exchange rates on cash	13	—
Net increase (decrease) in cash and cash equivalents	(5,578)	1,247
Cash and cash equivalents at beginning of year	6,929	4,154

Cash and cash equivalents at end of year	$1,351	$5,401

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Supplemental disclosure of cash flow activities:
Cash paid during the period for income taxes	$12	$28
Cash paid during the period for interest	68	115
Net Assets acquired in Makos acquisitions:
Accounts receivable	—	170
Prepaids	—	—
Other assets	—	10
Fixed assets	—	22
Goodwill and Intangible assets	—	971
Accounts payable and accrued expenses	—	(200)
Makos—Business Credit Line	—	(99)
Deferred Revenue	—	(47)
Supplemental disclosure of non-cash investing and financing activities:
Non-cash cost of Makos acquisition
Common stock	—	(1)
APIC	—	(306)
Unrealized losses on marketable securities	(17)	(4)
Purchase of property and equipment accrued and not yet paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

As discussed in more detail in Note 8, on May 7, 2008 Enliven Marketing Technologies Corporation (“Enliven” or the “Company”) entered into an agreement to be acquired by DG FastChannel, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial information is unaudited, but reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial position and operating results of the Company for the interim periods.

These unaudited consolidated financial statements have been prepared in accordance with the instructions to Rule 10-01 of Regulation S-X and, therefore, do not include all of the information and footnotes normally provided in annual financial statements. As a result, these unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, contained in Enliven’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or other future periods.

The December 31, 2007 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Liquidity

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of June 30, 2008, the Company had cash, cash equivalents and marketable securities of $1.6 million and accumulated deficit of $303 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically the Company has financed its operations primarily from the issuance of debt and equity securities. Excluding the negative affect of the possible delisting of the Company’s common stock, Management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations through March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operate the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As discussed in more detail in Note 4, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted after December 31, 2008, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The NASDAQ Capital Market. In the event the Company’s common stock price continues to trade below a $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates impact the following transactions or account balances: stock compensation, revenue, receivables, liabilities, warrants, goodwill, and intangible and fixed assets. In addition, the Company currently estimates that it will have adequate liquidity to fund operations through March 31, 2009. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of shares of outstanding common shares and diluted net loss per common share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Diluted loss per common share for June 30, 2008 and 2007 excludes approximately 17.3 million and 13.4 million, respectively, of common shares related to stock options and warrants because they do not have a dilutive effect.

Comprehensive Income (Loss)

For all periods presented, the difference between net loss and comprehensive net loss was not material.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”), and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

Effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

Fair value of financial assets and liabilities in accordance with SFAS 157:

	Level 1	Level 2
Cash equivalents	$686
Marketable securities	$293
Warrants to purchase common stock		$5,091

The adoption of this statement for financial assets and liabilities did not have a material impact on the Company’s results of operations and financial condition.

The Company is currently reviewing the impact if any, upon the full adoption of SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective in the first quarter of 2008. The Company elected not to adopt the provision of SFAS 159 in 2008 which did not impact the Company’s consolidated financial position, results of operations or cash flows, as the Company currently does not have any instruments eligible for election of the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact the Company’s accounting treatment for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

2. Acquisitions

Springbox Ltd.

On October 18, 2007, the Company entered into a purchase agreement to acquire all of the outstanding partnership interests of Springbox, an interactive marketing firm located in Austin, Texas, with digital web marketing and creative solutions. The acquisition of Springbox provides the Company with the ability to enhance the Company’s web based product offerings in order to meet the demand for creative digital and Internet solutions. In addition, Springbox provides creative solutions that the Company could leverage across the Unicast ad platform providing customers with the ability to create integrated offerings that combine digital marketing with premium rich media ad content and delivery capabilities. The transaction closed on October 31, 2007, and the Company assumed ownership of Springbox as a wholly owned subsidiary at that date.

The results of operations of Springbox are consolidated into the Company’s operations for all periods subsequent to October 31, 2007.

The following unaudited pro forma results of operations have been prepared assuming that the acquisition of Springbox occurred at the beginning of the periods presented. Unaudited pro forma financial information for the periods ended June 30, 2008 has been intentionally omitted as the Company’s reported operating results for those periods include the operating results of Springbox for the beginning of the period.

This unaudited pro forma financial information should not be considered indicative of the actual results that would have been achieved had the acquisition been completed on the date indicated and does not purport to indicate results of operations as of any future date or any future period.

	Three Months Ended June 30, 2007 (unaudited)	Six Months Ended June 30, 2007 (unaudited)
Revenue	$4,956	$9,122
Net loss	(5,714)	(8,167)
Basic and diluted net loss per common share	(0.07)	(0.11)

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

3. Goodwill and Intangible Assets

The Company discontinued amortizing the remaining balances of goodwill as of January 1, 2002. All remaining and future acquired goodwill is subject to impairment tests annually or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets continue to be amortized over their estimated useful lives and are assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

A summary of changes in the Company’s goodwill by reporting unit and intangible assets during the period ended June 30, 2008 by aggregated segment are as follows (in thousands):

	Goodwill				Intangible Assets
	Technology	Advertising Systems	Services	Total	Total
Balance as of December 31, 2007	$10,206	$2,080	$2,817	$15,103	$9,553
Amortization and other reductions	—	—	—	—	(968)

Balance as of March 31, 2008	10,206	2,080	2,817	15,103	8,585
Additions during period	—	—	—	—	31
Amortization	—	—	—	—	(881)

Balance as of June 30, 2008	$10,206	$2,080	$2,817	$15,103	$7,735

As of June 30, 2008 and December 31, 2007, the Company’s intangible assets and related accumulated amortization consisted of the following (in thousands):

	Useful Life	At June 30, 2008			At December, 2007
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Unicast Communications Corp
Website Partner Relationships	10	$3,772	$(1,339)	$2,433	$3,772	$(1,152)	$2,620
Acquired Technology	3	410	(410)	—	410	(410)	—
Patents and Trademarks	5	326	(234)	92	326	(203)	123
Makos
Customer Relationships	2	200	(117)	83	200	(67)	133
Tradenames & URL’s	3	50	(19)	31	50	(11)	39
Non-compete agreements	1	500	(500)	—	500	(333)	167
Springbox
Non-compete and Employment Agreements	2	4,972	(1,530)	3,442	4,972	(400)	4,572
Trade Name Asset	6	500	(56)	444	500	(8)	492
Customer Relationships	3	1,045	(232)	813	1,045	(59)	986
Other
Fotomat	3	134	(74)	60	134	(52)	82
Patents and Trademarks	Various	550	(213)	337	535	(196)	339

Total Intangible Assets		$12,459	$(4,724)	$7,735	$12,444	$(2,891)	$9,553

Amortization expense for the three and six months ended June 30, 2008 was $0.9 million and $1.8 million respectively. Amortization expense for the three and six months ended June 30, 2007 was $0.2 million and $0.4 million, respectively. Amortization expense is estimated to be $1.7 million for the remainder of 2008, $3.3 million for 2009, $0.8 million for 2010, $0.5 million for 2011, $0.5 million for 2012 and $0.9 million thereafter.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

4. Long-Term Debt

Subordinated Notes

In March 2007, the Company amended its 4.95% subordinated note to extend the maturity date from March 31, 2008 to September 30, 2009 and waived the requirement that the Company’s common stock remain listed on a national stock exchange, as defined, until December 31, 2008, in exchange for the payment by Enliven of $0.2 million to the Holder of the subordinated note, and adding $0.3 million to the principal of the note increasing the face value of the subordinated note to $3.4 million.

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

The Company’s total carrying value of long-term debt at June 30, 2008 and December 31, 2007 is as follows (amounts in thousands):

	June 30, 2008	December 31, 2007
Subordinated notes	$2,801	$2,616
Unicast notes	1,696	1,770
Line of Credit	—	99

	4,497	4,485
Less current portion	389	488

	$4,108	$3,997

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The reconciliation of the carrying value to the face value of each note as of June 30, 2008, is as follows (amounts in thousands):

	Subordinated Notes	Unicast Notes	Total
Book Value	$2,801	$1,696	$4,497
Discount on long-term debt	549	146	695

Face value of the long-term debt	$3,350	$1,842	$5,192

The maturity schedule for the Company’s debt subsequent to June 30, 2008 is as follows (amounts in thousands):

Maturity:
2008	$194
2009	3,739
2010	259
2011	1,000

$5,192

5. Stock-based Compensation

The assumptions used to value option grants are as follows:

Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.29–3.52%	4.51–4.58%
Dividend yield	—	—
Volatility factor	0.85–1.35	1.36–1.39
Weighted average expected life in years	3.93–3.96	3.9–4.1

As of June 30, 2008, there was $2.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to Enliven employees.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

6. Segment Information and Enterprise-Wide Disclosures

The Company operates in three separate segments: technology, advertising systems and services. The following tables present selected operating results and asset financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Advertising systems	$1,628	$1,426	$3,005	$2,536

Technology:
Licenses	1	5	1	11
Search	729	1,726	1,687	3,211

Total technology revenue:	730	1,731	1,688	3,222

Services	3,262	680	5,331	1,399

Total revenues	5,620	3,837	10,024	7,157

Cost of Revenues:
Advertising systems	719	913	1,449	1,365
Technology:
License	—	—	—	—
Search	25	28	53	71

Total technology cost of revenues	25	28	53	71
Services	1,992	509	3,793	990

Total cost of revenues	2,736	1,450	5,295	2,426

Gross profit	$2,884	$2,387	$4,729	$4,731

Advertising systems	$909	$513	$1,556	$1,171
Technology:
Licenses	1	5	1	11
Search	704	1,698	1,634	3,140

Total technology gross profit	705	1,703	1,635	3,151
Services	1,270	171	1,538	409

Total gross profit	$2,884	$2,387	$4,729	$4,731

Gross profit margin
Advertising systems	56%	36%	52%	46%
Technology:
Licenses	n/a	n/a	n/a	n/a
Search	97	98	97	98
Total technology gross profit margin	97	98	97	98
Services	39	25	29	29

Total gross profit	51%	62%	47%	66%

	June 30, 2008	December 31, 2007
	(In thousands)
Total assets:
Technology	$11,573	$12,437
Advertising Systems	9,060	10,500
Services	11,000	11,606
Corporate(*)	2,065	7,658

Total assets:	$33,698	$42,201

*	Corporate assets consists solely of cash, cash equivalents, marketable securities and restricted cash as the Company does not allocate such amounts to the individual reporting units.

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

8. Merger with DG FastChannel

On May 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DG FastChannel, Inc. (“DGFC”) and DG Acquisition Corp. VI. (“Merger Sub”), a wholly-owned subsidiary of DGFC. Under the terms of the Merger Agreement, which was approved by the respective boards of directors of each of the Company and DGFC, DG Acquisition Corp. VI. will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of DGFC, and each outstanding share of the Company’s common stock, other than shares held by DGFC and its subsidiaries, will be cancelled and converted into the right to receive .051 of a share of common stock, par value $0.001 per share, of DGFC.

The consummation of the Merger is subject to certain conditions, including the approval of the Company’s stockholders and DGFC’s stockholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of any changes or events arising since the date of the Merger Agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company or DGFC; the effectiveness of a registration statement relating to the shares of DGFC’s common stock to be issued in the Merger; and other customary conditions. DGFC has agreed to vote the shares of Company common stock that it holds in favor of the Merger at the Company’s stockholders’ meeting and the Chief Executive Officer of DGFC has agreed to vote the shares of DGFC common stock that he beneficially owns in favor of the issuance of shares of DGFC’s common stock in connection with the Merger at DGFC’s stockholders’ meeting.

The parties have made customary representations and warranties and covenants in the Merger Agreement, including among other things (1) to conduct their respective businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger, (2) to cause a meeting of their respective stockholders to be held, in the case of the Company’s stockholders, to adopt the Merger Agreement and in the case of DGFC’s stockholders, to approve the issuance of shares of DGFC’s common stock in connection with the Merger, (3) for DGFC’s board of directors to recommend that its stockholders approve the issuance of shares of DGFC’s common stock in connection with the Merger, (4) subject to certain exceptions which permit the Company’s board of directors to withdraw its recommendation in order to comply with its fiduciary obligations, for the Company’s board of directors to recommend that the Company’s stockholders adopt the Merger Agreement, and (5) for the Company not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions which permit the Company’s board of directors to discuss certain unsolicited proposals for alternative business combination transactions received from third parties in order to comply with its fiduciary obligations,

ENLIVEN MARKETING TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

enter into discussions concerning or provide information in connection with alternative business combinations.

In accordance with the Merger Agreement, upon consummation of the Merger, DGFC’s board of directors will be increased from seven to nine members, to include two persons who are currently directors of the Company for terms ending at the 2010 annual meeting of stockholders of DGFC.

Under the Merger Agreement, each of DGFC and the Company has certain rights to terminate the Merger Agreement and the Merger. The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors reasonably determines that it has received an unsolicited “Superior Proposal,” as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In the event of such termination, the Company must pay a fee of $3.3 million to DGFC (the “Termination Fee”). In addition, if the Merger Agreement is terminated under certain circumstances, and within 12 months after the date of such termination the Company enters into a definitive agreement providing for, or consummates, the acquisition of the Company, the Company will be obligated to pay DGFC the Termination Fee. If either the Company or DGFC terminates the Merger Agreement under certain circumstances, the other party must pay the terminating party an amount equal to the reasonable out-of-pocket expenses incurred by the terminating party in connection with the transactions contemplated by the Merger Agreement, up to $0.3 million.

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

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of June 30, 2008, the Company had cash, cash equivalents and marketable securities of $1.6 million and accumulated deficit of $303 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically the Company has financed its operations primarily from the issuance of debt and equity securities. Excluding the negative affect of the possible delisting of the Company’s common stock, management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations through March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operating the business or may have rights, preferences or privileges senior to the

Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

As discussed in more detail in Note 4, the Company’s outstanding subordinated note contains a covenant which requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note which raises substantial doubt about the Company’s ability to continue as a going concern.

On May 7, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DG FastChannel, Inc. (“DGFC”) and DG Acquisition Corp. VI. (“Merger Sub”), a wholly-owned subsidiary of DGFC. Under the terms of the Merger Agreement (which was approved by the respective boards of directors of the Company and DGFC), DG Acquisition Corp. VI. will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly-owned subsidiary of DGFC, and each outstanding share of the Company’s common stock, other than shares held by DGFC and its subsidiaries, will be cancelled and converted into the right to receive .051 of a share of common stock, par value $0.001 per share, of DGFC.

The consummation of the Merger is subject to certain conditions, including the approval of the Company’s stockholders and DGFC’s stockholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; the absence of any changes or events arising since the date of the Merger Agreement that have had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the Company or DGFC; the effectiveness of a registration statement relating to the shares of DGFC’s common stock to be issued in the Merger; and other customary conditions. DGFC has agreed to vote the shares of Company common stock that it holds in favor of the Merger at the Company’s stockholders’ meeting and the Chief Executive Officer of DGFC has agreed to vote the shares of DGFC common stock that he beneficially owns in favor of the issuance of shares of DGFC’s common stock in connection with the Merger at DGFC’s stockholders’ meeting.

The parties have made customary representations and warranties and covenants in the Merger Agreement, including among other things (1) to conduct their respective businesses in the ordinary course between the execution of the Merger Agreement and the consummation of the Merger, (2) to cause a meeting of their respective stockholders to be held, in the case of the Company’s stockholders, to adopt the Merger Agreement and in the case of DGFC’s stockholders, to approve the issuance of shares of DGFC’s common stock in connection with the Merger, (3) for DGFC’s board of directors to recommend that its stockholders approve the issuance of shares of DGFC’s common stock in connection with the Merger, (4) subject to certain exceptions which permit the Company’s board of directors to withdraw its recommendation in order to comply with its fiduciary obligations, for the Company’s board of directors to recommend that the Company’s stockholders adopt the Merger Agreement, and (5) for the Company not to (A) solicit proposals relating to alternative business combination transactions or (B) subject to certain exceptions which permit the Company’s board of directors to discuss certain unsolicited proposals for alternative business combination transactions received from third parties in order to comply with its fiduciary obligations, enter into discussions concerning or provide information in connection with alternative business combinations.

In accordance with the Merger Agreement, upon consummation of the Merger, DGFC’s board of directors will be increased from seven to nine members, to include two persons who are currently directors of the Company for terms ending at the 2010 annual meeting of stockholders of DGFC.

Under the Merger Agreement, DGFC and the Company each has certain rights to terminate the Merger Agreement and the Merger. The Company may terminate the Merger Agreement under certain circumstances, including if its board of directors reasonably determines that it has received an unsolicited “Superior Proposal,” as defined in the Merger Agreement, and otherwise complies with certain terms of the Merger Agreement. In the event of such termination, the Company must pay a fee of $3.3 million to DGFC (the “Termination Fee”). In addition, if the Merger Agreement is terminated under certain circumstances, and within 12 months after the date of such termination the Company enters into a definitive agreement providing for, or consummates, the acquisition of the Company, the Company will be obligated to pay DGFC the Termination Fee. If either the Company or DGFC terminates the Merger Agreement under certain circumstances, the other party must pay the terminating party an amount equal to the reasonable out-of-pocket expenses incurred by the terminating party in connection with the transactions contemplated by the Merger Agreement, up to $0.3 million.

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

In 2007 Enliven acquired Springbox, an Austin-based interactive marketing firm with expertise in digital web marketing and creative solutions, and merged the company with our Studio division, which provides fee-based professional services for creating content and implementing visualization solutions. Springbox provides web based marketing solutions for numerous global clients. Springbox was acquired to align with our strategy to enhance our web based product offerings, in order to meet the escalating demand for creative digital and Internet solutions from our clients. Springbox provides creative solutions that can be leveraged across the Unicast Advertising Platform and with our Premium Rich Media ad delivery capabilities. This combined offering is the next step in the evolution of our business, and will better position us to take advantage of the tremendous market opportunity for integrated online marketing solutions.

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

RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended June 30, 2008 and 2007, the Company’s consolidated statements of operations expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Statements of Operations Data
Revenues:
Advertising systems	29%	37%	30%	35%
Search	13	45	17	45
Services	58	18	53	20
Licenses	—	—	—	—

Total revenues	100	100	100	100

Cost of revenues:
Advertising systems	13	24	14	19
Search	—	1	1	1
Services	35	13	38	14

Total cost of revenues	48	38	53	34

Gross profit	52	62	47	66
Operating expenses:
Sales and marketing	16	34	18	35
Research and development	14	21	17	23
General and administrative	59	65	62	64
Depreciation	2	3	2	3
Amortization of intangible assets	16	6	18	5

Total operating expenses	107	129	117	130
Loss from operations	(55)	(67)	(70)	(64)
Other income (expense):
Interest and other income, net	—	2	1	2
Interest expense	(4)	(5)	(4)	(6)
Change in fair value of warrants to purchase common stock	(4)	(63)	38	(32)

Other income (expense)	(8)	(66)	35	(36)
Loss before provision for income taxes	(63)	(133)	(35)	(100)

Provision for income taxes	—	—	—	—

Net loss	(63)%	(133)%	(35)%	(100)%

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

Financial Performance Summary

Enliven reported total revenue of $5.6 million for the second quarter 2008 and $10.0 million for the six months ended June 30, 2008. This is compared to $3.8 million for the second quarter 2007 and $7.2 million for the six months ended June 30, 2007. The growth in revenues were attributable to increased revenues in the Services segment of $2.6 million and $3.9 million for the three and six months ended June 30, 2008, respectively, driven primarily by the Springbox acquisition. In addition, Advertising systems revenue increased by $0.2 million and $0.5 million for the three and six months ended June 30, 2008, respectively, driven by an increase in ad delivery volume. This growth was partially offset by a decline in Search revenues of $1.0 million and $1.5 million for the three and six months ended June 30, 2008, respectively, driven by a decline in bidded clicks. Gross profit increased by $0.5 million for the second quarter 2008 as compared to the second quarter 2007. Gross profit was unchanged for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 due to the decline in the Search revenue business which offset the revenue growth in Advertising Systems and Services.

Operating loss for the second quarter of 2008 was $3.2 million compared to $2.6 million in the second quarter of 2007. Operating loss for the six months ended June 30, 2008 was $7.0 million compared to $4.6 million in the six months ended June 30, 2007.

The decreased operating performance was caused by an increase in amortization expense of $0.7 million and $1.5 million for the three and six months ended June 30, 2008 related to the intangible assets acquired in the Makos and Springbox acquisitions. In addition, the Company incurred $0.8 million in expense associated with the DGFC merger. The increase in amortization and merger costs in the second quarter were offset by a decrease in non-cash stock-based compensation charges associated with options as the number of options vesting in 2008 is lower compared to 2007, the Company has streamlined the sales function by replacing certain fixed costs with more efficient variable costs, and decreased investment in certain marketing opportunities.

Net loss for the second quarter 2008 was $3.6 million, as compared to $5.2 million in 2007, driven in part by the $2.2 million decrease in loss related to the change in fair value of warrants to purchase common stock offset by the increased operating loss. Net loss for the six months ended June 30, 2008 was $3.6 million, as compared to $7.2 million for the six months ended June 30, 2007. The decrease was again caused by the $6.1 million change in fair value of warrants to purchase common stock, offset in part by the increased operating loss.

Enliven’s cash, cash equivalents, and marketable securities as of June 30, 2008 were $1.6 million. This can be compared to cash, cash equivalents, and marketable securities of $7.2 million at December 31, 2007.

Revenues

	June 30,		% Change
	2008	2007
Three Months
Advertising systems	$1,628	$1,426	14%
Search	729	1,726	(58)%
Services	3,262	680	380%
Licenses	1	5	(80)%

Total revenues	$5,620	$3,837	46%

Six Months
Advertising systems	$3,005	$2,536	18%
Search	1,687	3,211	(47)%
Services	5,331	1,399	281%
Licenses	1	11	(91)%

Total revenues	$10,024	$7,157	40%

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

The Company recognized $1.6 million and $3.0 million in advertising systems revenue for the three and six months ended June 30, 2008, respectively, compared to $1.4 million and $2.5 million for the three and six months ended June 30, 2007. This revenue was generated by delivering advertising impressions to websites in several different formats including video. The increase in revenue is primarily driven by increased volumes delivered during the periods.

Search revenues were $0.7 million and $1.7 million for the three and six months ended June 30, 2008, respectively. This compares to $1.7 million and $3.2 million for the three and six months ended June 30, 2007, respectively. Search revenues are generated when users of the Viewpoint Toolbar are provided search results from advertisers that they click on to see. These advertisers then pay a fee to Yahoo!, which remits a percentage of the fee to Enliven. The Company had installed 30.1 million toolbars through December 31, 2007, 30.4 million through March 31, 2008 and 30.6 million through June 30, 2008. Internet users can uninstall the Viewpoint Toolbar, and through June 30, 2008, 16.3 million users who had accepted the installation of the Toolbar had later uninstalled it. As of June 30, 2008, the Company continues to experience significant decreases in installations. If the Company is unable to increase installation, search revenue will continue to decline throughout 2008.

Service revenues were $3.3 million and $5.3 million for the three and six months ended June 30, 2008, respectively. This is compared to $0.7 million and $1.4 million for the three and six months ended June 30, 2007, respectively. This increase was primarily driven by the Springbox acquisition. The Company expects that the Services segment will deliver this level of revenue or higher through the rest of 2008.

The Company essentially eliminated the sale of all but special-purposes licenses in June 2005 and believes that revenues in this segment will continue to be insignificant in 2008.

Cost of revenues

	June 30,		% Change
	2008	2007
Three Months
Cost of Revenues:
Advertising Systems	$719	$913	(21)%
Percentage of Advertising Systems Revenues	44%	64%
Search	$25	$28	(11)%
Percentage of Search Revenues	3%	2%
Services	$1,992	$509	291%
Percentage of Services Revenues	61%	74%
Six Months
Cost of Revenues:
Advertising Systems	$1,449	$1,365	6%
Percentage of Advertising Systems Revenues	48%	54%
Search	$53	$71	(25)%
Percentage of Advertising Systems Revenues	3%	2%
Services	$3,793	$990	283%
Percentage of Advertising Systems Revenues	71%	71%

Cost of revenues from advertising systems was $0.7 million and $1.4 million for the three and six months ended June 30, 2008, respectively, compared to $0.9 million and $1.4 million for three and six months ended June 30, 2007. These costs consist of the web-hosting and employee fees associated with serving advertising content, costs for media space at websites when we package the media space with delivery, and costs of developing certain advertisements in contracts that include a combined price for developing creative material and delivering that material. The Company saw an increase in revenue from the more profitable agency and publisher channels in the second quarter. The Company intends to continue to focus on these channels of the business in 2008.

The Company incurs cost of revenues related to Search revenue for the hosting services associated with providing search results. Bandwidth costs utilized in providing results have been minimal, and the Company believes that these costs will stay consistent.

Cost of revenues for Services consists primarily of salaries, consulting fees and overhead for those who provide fee-based content creation and engineering professional services. Cost of revenues for services was $2.0 and $3.8 million for the three and six months ended June 30, 2008 compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2007. The increase in cost of revenues for services is attributable to the Springbox acquisition. The Company believes that the costs for services as a percentage of revenue will improve during the remainder of 2008 as the Company continues to integrate Springbox operations with the legacy Services business.

Sales and marketing

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Sales and Marketing	$894	$1,322	(32)%
Percentage of total revenues	16%	34%
Six months
Sales and Marketing	$1,832	$2,517	(27)%
Percentage of total revenues	18%	35%

Sales and marketing expenses include salaries and benefits, sales commissions, non-cash stock-based compensation charges, consulting fees, and travel and entertainment expenses for our sales and marketing personnel. Sales and marketing expenses also include the cost of programs aimed at increasing revenue, such as advertising, trade shows, and public relations.

Sales and marketing expenses were $0.9 million and $1.8 million for the three and six months ended June 30, 2008 versus $1.3 million and $2.5 million for the three and six months ended June 30, 2007. The decrease is a result of the Company replacing certain fixed costs with more efficient variable costs and decreased investment in certain marketing opportunities.

Research and development

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Research and development	$809	$804	1%
Percentage of total revenues	14%	21%
Six months
Research and development	$1,677	$1,614	4%
Percentage of total revenues	17%	23%

Research and development expenses consist primarily of salaries and benefits for software developers, and contracted development related to the Company’s product development efforts. The Company expenses (as incurred) research and development costs necessary to establish the technological feasibility of its internally developed software products and technologies. To date, the establishment of technological feasibility of the Company’s products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since costs qualifying for such capitalization have not been significant. Additionally, the Company capitalizes costs of software, consulting services, hardware and payroll-related costs incurred to purchase or develop internal-use software during the application development stage. The Company expenses costs incurred during preliminary project assessment.

The Company’s research and development efforts are primarily directed at creating new technology in an effort to improve the overall quality of Enliven’s products: the Viewpoint Media Player and Enliven Software, its proprietary software tools for creating digital content; advertising systems products; and the Viewpoint Toolbar.

Research and development expenses were flat year over year for the second quarter. Expenses for the six months ended June 30, 2008 increased by less than $0.1 million compared to the same period last year.

General and administrative

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
General and Administrative	$3,340	$2,507	33%
Percentage of total revenues	59%	65%
Six months
General and Administrative	$6,189	$4,585	35%
Percentage of total revenues	62%	64%

General and administrative expenses primarily consist of corporate overhead of the Company, which includes salaries and benefits related to finance, human resources, MIS, legal, and executive personnel along with other administrative costs such as facilities costs, legal, accounting and investor relations fees, and insurance expense.

General and administrative expenses increased by $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to the same periods last year. The increase was due primarily to increases in professional services fees associated with the DGFC merger for the three months ended June 30, 2008. In addition to those fees, the six month increase as of June 30 2008 also included increases in annual audit fees in association with the expansion of our business as a result of recent acquisitions completed in 2007, and increases in general and administrative headcount,

Depreciation expense

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Depreciation	$117	$113	4%
Percentage of total revenues	2%	3%
Six months
Depreciation	$236	$228	4%
Percentage of total revenues	2%	3%

Depreciation expense was essentially flat for the three months and six months ended June 30, 2008, compared to the same periods last year.

Amortization of intangible assets

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Amortization of intangible assets	$881	$230	283%
Percentage of total revenues	16%	6%
Six months
Amortization of intangible assets	$1,833	$358	412%
Percentage of total revenues	18%	5%

Amortization of intangible assets relates to the amortization of patents, trademarks and other intangible assets acquired in the Unicast, Makos and Springbox acquisitions. Intangible assets, excluding goodwill, determined to have been acquired included trademarks, employee contracts and website partner relationships. Enliven will be amortizing these intangible assets over an effective 7.5 year life principally due to the longer life estimated for the more valuable website partner relationships. In the three and six month periods ended June 30, 2008, total amortization was $0.9 million and $1.8 million, respectively, an increase of $0.7 million and $1.5 million from the comparable periods in 2007. This is driven primarily by the intangible assets acquired in the Springbox acquisition which amounted to $6.5 million.

Interest and other income, net

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Interest and other income, net	$12	$61	(80)%
Percentage of total revenues	—%	2%
Six Months
Interest and other income, net	$51	$112	(54)%
Percentage of total revenues	1%	2%

Interest and other income, net, primarily consists of interest and investment income on cash, cash equivalents and marketable securities. As a result, interest and other income, net, fluctuates with changes in the Company’s cash, cash equivalents and marketable securities balances and market interest rates.

Interest and other income, net, decreased in both periods presented due to a decrease in average cash, cash equivalents, and marketable securities balances in 2008.

Interest expense

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Interest expense	$(208)	$(200)	(4)%
Percentage of total revenues	(4)%	(5)%
Six Months
Interest expense	$(416)	$(404)	(3)%
Percentage of total revenues	(4)%	(6)%

Interest expense consists of interest paid and accrued, and amortization of debt discount and debt issue costs on the Company’s outstanding subordinated notes and the debt assumed based upon the Unicast acquisition on January 3, 2005. Interest expenses are essentially unchanged from the prior year.

Changes in fair value of warrants to purchase common stock—favorable (unfavorable)

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Changes in fair value of warrants to purchase common stock	$(213)	$(2,418)	91%
Percentage of total revenues	–4%	–63%
Six Months
Changes in fair value of warrants to purchase common stock	$3,842	$(2,261)	270%
Percentage of total revenues	38%	–32%

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

For the three months ended June 30, 2008 and 2007, the Company recorded a loss based on the change in the fair value of the original warrants of $0.2 million and $2.4 million related to an increase in the Company’s stock price. For the six months ended June 30, 2007, the Company recorded a loss of $2.3 million based on the change in the fair values of the warrants related to an increase in the Company’s stock price. A decrease in the Company stock price from December 31, 2007 to June 30, 2008 caused the gain of $3.8 million for the six months ended June 30, 2008.

Provision for income taxes

	June 30,		% Change
	2008	2007
	(dollars in thousands)
Three Months
Provision for income taxes	$—	$16	(100)%
Percentage of total revenues	—%	—%
Six Months
Provision for income taxes	$12	$28	(57)%
Percentage of total revenues	—%	—%

Provision for income taxes consists primarily of certain minimum state income taxes as well as foreign tax withholdings.

Factors That May Affect Future Results of Operations

We believe that in the future our results of operations could be affected by various factors including:

•

We have limited capital resources as well as recurring operating losses and negative cash flows that are expected to continue for the foreseeable future. The conditions combined with the possibility of the accelerated payment of a $3.4 million subordinated note in the event our common stock is delisted raises substantial doubt about our ability to continue as a going concern.

•	We have a history of losses and expect to incur losses in the future, which may cause our share price to decline.

•	Our stock may be de-listed from NASDAQ, which may adversely affect our ability to raise capital and stockholders’ ability to sell their shares.

•	If our common stock were to be de-listed from NASDAQ we would be in default of certain loan covenants which could require the accelerated payment of our $3.4 million subordinated loan.

•	Our efforts to distribute our graphically enhanced search toolbar may experience setbacks limiting or reducing our search revenue.

•	The success of our graphically enhanced search operations depends on users’ satisfaction with search results supplied by Yahoo!.

•	We may be unable to successfully replace our search results vendor when our distribution contract with Yahoo! Expires in March 2010.

•	Our software products may be wrongly labeled as spyware which might lead to its uninstallation causing a decrease in our revenues.

•	Our business may not grow if the internet advertising market does not continue to develop or if we are unable to successfully implement our business model.

•	Our failure to successfully compete may hinder our growth.

•	Our revenues will be impacted by seasonal fluctuations and decreases or delays in advertising spending due to general economic conditions.

•	Providing full-service ad media management requires us to take on inventory risk, and could have a material impact on the company’s working capital.

•	We may acquire additional companies or enter into other business combinations and strategic alliances which could be difficult to integrate and may disrupt our business.

•	We plan to expand operations in international markets in which we have limited experience, which could harm our business, operating results and financial condition.

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

•

We are, and may be subject to intellectual property infringement claims, which are costly to defend, could result in substantial damage awards, and could limit our ability to provide certain products or services in the future.

•	Regulatory and legal uncertainties could harm our business.

•	Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

•	Internet security poses risks to our entire business.

Risks Related to the Merger with DG FastChannel, Inc.

As discussed in more detail in Note 8, we have entered into a merger agreement with DG FastChannel, Inc. and its wholly owned subsidiary, pursuant to which, if closing occurs, each outstanding share of our common stock, other than shares held by DFGC and its subsidiaries, will be cancelled and converted into the right to receive .051 shares of DGFC common stock. We have incurred, and will continue to incur, substantial legal, financial advisory and other expenses associated with the merger, even if it does not close. We are also subject to restrictions on our capital expenditures, issuance of equity securities, debt, capital leasing and many other aspects of our business pending closing of the merger. In addition, because of these contractual restrictions or for other reasons, we may defer certain business initiatives, network upgrades, other capital expenditures or other activities on account of the anticipated merger. If the merger does not close, our operations, financial condition and other aspects of our business will have been harmed on account of steps taken, or deferred, in anticipation of the merger.

Additional merger-related risk factors include, among others, the following:

•	The failure to obtain approval of our stockholders and DGFC’s stockholders or the merger may not close for other reasons

•	We may not be able to obtain governmental approvals of the proposed merger with DG FastChannel, Inc. on the proposed terms and schedule

•

An event, change or circumstance may occur that could give rise to the termination of the merger agreement, including a termination under circumstances that could require us to pay a termination fee to DG FastChannel, Inc.

•	We may incur significant amounts of costs, fees, expenses and charges related to the merger

•	If the merger does not close in a timely manner or at all, it may affect our business and the price of our common stock

•	We may be subject to claims or litigation related to or in connection with entering into the merger agreement or the merger

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

•	Disruption from the merger may make it more difficult to maintain relationships with customers, employees, or suppliers

•

Until the merger agreement is closed or terminated, the market price of our common stock will be determined largely by the market price of DGFC’s common stock and its business prospects. Since the announcement of the execution of the merger agreement, the market price of the Company’s common stock has tracked the market price of DGFC’s common stock at approximately the conversion ratio, less a discount reflecting the risk that the merger will not close. As a result, the market price of our common stock is subject to risks associated with DGFC’s business, as well as associated with the business of the Company. Therefore, you are advised to refer to the risk factors set forth in DGFC’s most recent Annual Report on Form 10K and Quarterly Report on Form 10Q.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”), and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

Effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, “Accounting for Leases” and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provision of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

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

The adoption of this statement for financial assets and liabilities did not have a material impact on the Company’s results of operations and financial condition.

The Company is currently reviewing the impact if any, upon the full adoption of SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 was effective in the first quarter of 2008. The Company elected not to adopt the provision of SFAS 159 in 2008 which did not impact the Company’s consolidated financial position, results of operations or cash flows, as the Company currently does not have any instruments eligible for election of the fair value option.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will impact the Company’s accounting treatment for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 160 on our consolidated financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The Company has incurred since its inception net losses and negative cash flows from operations, and expects such conditions to continue for the foreseeable future. As of June 30, 2008, the Company had cash, cash equivalents and marketable securities of $1.6 million and accumulated deficit of $303 million. These conditions combined with potential delisting of the Company’s common stock as discussed below raises substantial doubt about the Company’s ability to continue as a going concern. Historically the Company has financed its operations primarily from the issuance of debt and equity securities. Excluding the negative affect of the possible delisting of the Company’s common stock, Management currently estimates that existing working capital combined with projected operating results will be adequate to fund operations through March 31, 2009; however, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company seeks additional debt or equity financing, there is no assurance that such financing will be available on reasonable terms, if at all, and any financing obtained may contain covenants that restrict the ability of management to operating the business or may have rights, preferences or privileges senior to the Company’s common stock and may dilute current stockholders of the Company. In the event that the Company is unable to attain profitability in combination with raising adequate long-term financing if needed, future operations would need to be discontinued.

As discussed in more detail in Note 4, the Company’s outstanding subordinated note contains a covenant that requires that the Company’s common stock remain listed on a national stock exchange. If the Company’s common stock is delisted after December 31, 2008, the face value of the subordinated note, $3.4 million, becomes due immediately. In March 2007, the subordinated note holder waived the requirement that the Company’s common stock remain listed on a national stock exchange until December 31, 2008. On February 15, 2008 the Company’s common stock closed below the minimum $1.00 per share requirement necessary to remain listed on The Nasdaq Capital Market. In the event the Company’s common stock price continues to trade below $1.00 per share for approximately 13 consecutive months, the common stock could be delisted on March 28, 2009. Since February 15, 2008 the Company’s common stock has continued to trade below $1.00 per share and there is no assurance that it will trade above $1.00 thereby avoiding the delisting of the Company’s common stock on March 28, 2009. Upon delisting of the Company’s common stock, the Company would not have the ability to pay the subordinated note.

Cash, cash equivalents, and marketable securities totaled $1.6 million at June 30, 2008, down from $7.2 million at December 31, 2007.

	June 30,
	2008	2007
	(dollars in millions)
Cash (used in) operating activities	$(3.9)	$(3.2)
Cash (used in) investing activities	(1.4)	(0.8)
Cash (used in) provided by financing activities	(0.2)	5.2

Operating activities

In the six months ended June 30, 2008, cash used in operating activities was $3.9 million, as compared to $3.2 million used during the six months ended June 30, 2007. Significant components of the 2008 use of cash resulted from the Company’s net loss from operations without the effect of depreciation and amortization. The Company’s receipt of accounts receivable was offset by the payment of accounts payables in 2008.

Investing activities

In the six months ended June 30, 2008, cash used in investing activities was $1.4 million, primarily as a result of leasehold improvements to offices in New York and Los Angeles.

In the six months ended June 30, 2007, cash used in investing activities was $0.8 million, primarily as a result of payments made in connection with the acquisition of Makos and net purchases of marketable securities of $0.2 million.

Financing activities

In the six months ended June 30, 2008, net cash used by financing activities was $0.2 million, resulting from the repayment of Makos and Unicast debt.

In the six months ended June 30, 2007, net cash provided by financing activities was $5.2 million, resulting from the proceeds from the issuance of common stock and warrants in connection with the May 2007 raise.

As of June 30, 2008, the Company had cash commitments totaling approximately $11.9 million through 2017, related mainly to long-term notes and future minimum lease payments for office space, and equipment.

	Payments Due By Period
	Total	1-Jul-2008 to December 31, 2008	1-Jan-2009 to 2-3 Years	1-Jan-2011 to 4-5 Years	More Than 5 Years
	(dollars in thousands)
Long-Term Debt Obligations	$3,350	$—	$3,350	$—	$—
Operating Lease Obligations	5,766	691	1,626	1,131	2,318
Interest Payments on Long-Term Debt Obligations	327	100	160	67	—
Unicast Debt Obligations	1,842	194	648	1,000	—
Purchase Obligations	611	611	—	—	—

Total	$11,896	$1,596	$5,784	$2,198	$2,318

On May 7, 2008, the Company entered into a definitive agreement to merge with DG FastChannel, Inc. in a stock-for-stock transaction. Pursuant to the terms of the merger agreement, DG FastChannel will merge into the Company. In the merger, each outstanding share of the Company’s common stock will be converted into 0.051 shares of DG FastChannel common stock. DG FastChannel will issue approximately 4.5 million shares of DG FastChannel common stock (exclusive of shares already owned by DG FastChannel). Upon the consummation of the merger, DG FastChannel will have approximately 22.5 million shares of common stock outstanding, with current DG FastChannel shareholders owning approximately 80.0%, and current Enliven shareholders owning approximately 20.0% of the combined enterprise. DG FastChannel will assume all of the Company’s outstanding debt.

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

Item 4. Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our chief executive officer and our chief financial officer, as of June 30, 2008, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

There have been no changes in our internal control over financial reporting identified in the evaluation that occurred during the second quarter of our fiscal year 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Title
31.1—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLIVEN MARKETING TECHNOLOGIES CORPORATION

Dated: August 11, 2008	By:	/s/ PATRICK VOGT
Patrick Vogt President and Chief Executive Officer

Dated: August 11, 2008	By:	/s/ CHRISTOPHER C. DUIGNAN
Christopher C. Duignan Chief Financial Officer